Form 10-Q
period 2019-03-31
Ra Medical Systems, Inc.
filed 2019-05-14
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RMED	New York Stock Exchange

As of May 10, 2019, the registrant had 12,928,773 shares of common stock, par value $0.0001, outstanding.

RA MEDICAL SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ra Medical Systems, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$55,129	$64,315
Accounts receivable, net	1,292	1,320
Inventories	2,217	2,097
Prepaid expenses and other current assets	1,815	1,501
Total current assets	60,453	69,233
Property and equipment, net	5,530	4,757
Operating lease right-of-use-assets	3,084	—
Other non-current assets	213	45
TOTAL ASSETS	$69,280	$74,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,411	$1,125
Accrued expenses	1,061	2,809
Current portion of deferred revenue	1,954	1,723
Current portion of equipment financing	367	293
Current portion of operating lease liabilities	292	—
Total current liabilities	5,085	5,950
Deferred revenue	943	767
Equipment financing	594	557
Operating lease liabilities	2,861	—
Other liabilities	—	56
Total liabilities	9,483	7,330
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 authorized at March 31, 2019 and December 31, 2018, respectively; none issued	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 12,836,970 and 12,689,251 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	134,670	126,925
Accumulated deficit	(74,874)	(60,221)
Total stockholders’ equity	59,797	66,705
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,280	$74,035

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net revenue
Product sales	$894	$235
Service and other	854	734
Total net revenue	1,748	969
Cost of revenue
Product sales	1,395	342
Service and other	547	394
Total cost of revenue	1,942	736
Gross (loss) profit	(194)	233
Operating expenses
Selling, general and administrative	13,229	2,639
Research and development	1,531	286
Total operating expenses	14,760	2,925
Operating loss	(14,954)	(2,692)
Other income (expense), net
Interest income	328	—
Interest expense	(48)	(1)
Total other income (expense), net	280	(1)
Loss before income tax expense	(14,674)	(2,693)
Income tax expense	—	—
Net loss	(14,674)	(2,693)
Basic and diluted net loss per share	$(1.16)	$(0.34)
Basic and diluted weighted average common shares outstanding	12,693	7,938

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,674)	$(2,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	303	96
Operating lease right-of-use-assets amortization	81	—
Provision for doubtful accounts	24	88
Stock-based compensation	7,745	524
Changes in operating assets and liabilities:
Accounts receivable	4	(50)
Inventories	(843)	(386)
Prepaid expenses and other assets	(107)	(119)
Accounts payable	286	173
Accrued expenses	(1,748)	51
Deferred revenue	53	(81)
Other liabilities	(68)	(28)
Net cash used in operating activities	(8,944)	(2,425)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(165)	(120)
Net cash used in investing activities	(165)	(120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	1,401
Payments on equipment financing	(77)	(10)
Net cash (used in) provided by financing activities	(77)	1,391
NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,186)	(1,154)
CASH AND CASH EQUIVALENTS, beginning of period	64,315	8,237
CASH AND CASH EQUIVALENTS, end of period	$55,129	$7,083
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment included in equipment financing	$188	$—
Transfer from inventories to property and equipment for demonstration lasers and lasers placed with customers	$723	$668
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$13	$1

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	12,689	$1	$126,925	$(60,221)	$66,705
Adoption of accounting standard (See Note 2)	—	—	—	21	21
Balances at January 1, 2019
Common stock issued	148	—	—	—	—
Stock-based compensation	—	—	7,745	—	7,745
Net loss	—	—	—	(14,674)	(14,674)
Balances at March 31, 2019	12,837	$1	$134,670	$(74,874)	$59,797

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
Balances at December 31, 2017	7,888	$1	$21,773	$(29,389)	$(7,615)
Common stock issued	56	—	1,401	—	1,401
Net loss	—	—	—	(2,693)	(2,693)
Balances at March 31, 2018	7,944	$1	$23,174	$(32,082)	$(8,907)

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1—Organization and Nature of Operations

Ra Medical Systems, Inc. (the “Company”) was formed in September 4, 2002, in the state of California and reincorporated in Delaware on July 14, 2018. The Company is a medical device company that develops, manufactures and markets advanced excimer lasers for use in the treatment of vascular and dermatological diseases. The Company’s product development centers around proprietary applications of its advanced excimer laser technology for use as a tool in the treatment of peripheral artery disease (“PAD”) and psoriasis, vitiligo, atopic dermatitis and leukoderma.

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

Note 2—Significant Accounting Policies

Interim condensed financial information— The unaudited interim condensed financial statements included within this report have been prepared on the same basis as the annual financial statements and reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed balance sheets, results of operations, cash flows and statement of stockholders’ equity for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

Use of estimates— The financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and reported disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s financial statements are based upon a number of estimates, including but not limited to, allowance for doubtful accounts, reserves for warranty costs, fair value of stock option awards granted and revenue recognition for multiple performance obligations.

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

The Company’s measures its money market account at fair value.

Comprehensive Loss—Comprehensive loss includes all changes in equity during a period from nonowner sources. For each of the three months ended March 31, 2019 and 2018, comprehensive loss is composed of net loss, as the Company had no transactions from nonowner sources.

Revenue— The Company adopted ASC Topic 606 (Topic 606), Revenue from Contracts with Customers, on January 1, 2019 using the modified retrospective method to all contract agreements not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606 while, as permitted by Topic 606, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a cumulative catch up adjustment to beginning accumulated deficit to reflect the impact of adopting Topic 606. The adoption of Topic 606 did not have a material effect on our results of operations for the three-month period ended March 31, 2019.

The Company generates revenue from the sale of products and services. Product sales consist of the sale of DABRA and Pharos laser systems, the sale of catheters for use with the DABRA laser, and the sale of consumables and replacement parts. None of the Company’s sales agreements include right-of-return provisions. Services and other revenue primarily consist of sales of extended warranty and billable services, including repair activity and income from rental of lasers.

The Company determines revenue recognition incorporating the following steps:

•	Identification of each contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, performance obligations are satisfied.

The Company accounts for a contract with a customer when it has a legally enforceable contract with the customer, the arrangement identifies the rights of the parties, the contract has commercial substance, and the Company determines it is probable that it will collect the contract consideration. The Company recognizes revenue when control of the promised goods or services transfers to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Taxes collected from customers relating to goods or services and remitted to governmental authorities are excluded from revenue.

Catheter Revenue

The Company enters into a DABRA laser commercial usage agreement or DABRA laser placement acknowledgement with each customer, collectively the “usage agreement”. The usage agreement provides for specific terms of continued use of DABRA laser, including a nominal periodic fee. The terms of a usage agreement typically allow the Company to place a DABRA laser at a customer’s specified location without a specified contract term. Under the usage agreement terms, the Company retains all ownership rights to the equipment and is allowed to request the return of the equipment within 10 business days of notification. While the laser periodic fees are nominal, the laser usage agreements provide the Company the exclusive rights to supply related single-use catheters to the customer which aggregate the majority of the vascular segment revenue. There are no specified minimum purchase commitments for the catheters.

The Company recognizes revenue associated with the usage agreement and catheter supply arrangements in accordance with Topic 606 as the contract primarily includes variable payments, the catheters are priced at their standalone selling price and the equipment is insignificant in the context of the contract. Revenue is recognized when the performance obligation is satisfied, which is generally upon shipment of the catheter.

Laser Sales

Laser sales consist of sales of DABRA and Pharos laser systems and are included in product sales in the statement of operations. The Company recognizes revenue on laser sales at the point in time that control transfers to the customer. Control of the product typically transfers upon shipment.

Warranty Service Revenue

The Company typically provides a 12-month warranty with the purchase of its laser systems. Customers can extend the warranty period through the purchase of extended warranty service contracts. Extended warranty service contracts are sold with contract terms ranging from 12 to 60 months and cover periods after the end of the initial 12-month warranty period. The warranty provides the customer with maintenance services in addition to the assurance that the laser product complies with agreed-upon specifications. Therefore, the warranty service is treated as a separate performance obligation from the laser system. Warranty services are a stand-ready obligation, and the Company recognizes revenue on a straight-line basis over the service contract term. Warranty service revenue is included in service and other revenue in the statement of operations. Deferred revenue after adoption on January 1, 2019 was $2.8 million. Revenue recognized in the current period relating to amounts previously included in deferred revenue was $0.6 million.  The deferred revenue greater than one year will be recognized during the remaining service period through March 2024.

Distributor Transactions

In certain markets outside the U.S., the Company sells products and provides services to customers through distributors that specialize in medical device products. The terms of sales transactions through distributors are generally consistent with the terms of direct sales to customers. The Company accounts for these transactions in accordance with the Company’s revenue recognition policy described herein.

Contracts with multiple performance obligations

Certain of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if (i) a product or service is separately identifiable from other items in the arrangement and (ii) the customer can benefit from the product or service on its own or with other readily available resources. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines standalone selling prices based on observable prices of products or services sold separately in comparable circumstances to similar customers.

Significant Financing Component

For multi-year warranty service contracts in which there is a difference between the cash selling price and the consideration in the contract and a significant amount of time between the payment, which is due up-front, and delivery of the services (greater than one year), the Company records an adjustment for significant financing to reflect the time value of money. The Company recognizes revenue associated with the cash selling price and interest expense using the effective interest method as the Company satisfies its performance obligation(s). The amount of interest expense the Company recognizes over the contract term is based on the contract liability balance, which increases for the accrual of interest and decreases as services are provided.

For services contracts that have an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not adjust the transaction price for the time value of money.

Practical expedients elected

As part of the Company’s adoption of Topic 606, the Company elected to use the following practical expedients:

•

not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company’s transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less;

•	to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less;
•	to exclude government assessed taxes from the transaction price; and
•	not to recast revenue for contracts that begin and end in the same fiscal year.

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions. The capitalized costs are amortized to selling, general and administrative expense over the estimated period of benefit of the asset, which is the contract term. The Company elected to use the practical expedient to expense the costs to obtain a contract when the amortization period is less than one year. The Company has contract costs of $0.4 million and $0.3 million capitalized at January 1, 2019 and March 31, 2019, respectively.

Rental Income

The Company also adopted ASC Topic 842, Leases, on January 1, 2019 using the optional transitional method. There was no adjustment to accumulated deficit at January 1, 2019.

The Company also derives income pursuant to product lease agreements for its Pharos laser systems, as operating leases. Consequently, the Company retains title to the equipment and the equipment remains on Company’s balance sheet within property and equipment. Depreciation expense on these leased lasers is recorded to cost of revenues on a straight-line basis. The costs to maintain these leased lasers are charged to cost of revenues as incurred.

These lease arrangements contain one lease component (the laser) and one nonlease component (warranty service) for which the Company elected the practical expedient to not separate the nonlease component from the lease component. The Company accounts for the combined lease component as an operating lease and recognizes lease income on a straight-line basis over the lease term. Rental income from lease arrangements for the three months ended March 31, 2019 and 2018 was $0.2 million and $0.1 million, respectively.

Recently Issued Accounting Pronouncements— In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is evaluating the effect that this guidance will have on the financial statements and related disclosures.

Recently Adopted Accounting Pronouncements—On April 5, 2012, President Obama signed the Jump-Start Our Business Startups Act (the “JOBS Act”) into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an emerging growth company. As an emerging growth company, the Company may elect to adopt new or revised accounting standards when they become effective for non-public companies, which typically is later than public companies must adopt the standards. The Company has elected to take advantage of the extended transition period afforded by the JOBS Act and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-public companies, which are the dates included below.

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States (“US GAAP”). The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services. The Company adopted this accounting standard in the first quarter of fiscal year 2019 using the modified retrospective method. The Company recorded an adjustment to accumulated deficit in the first quarter of 2019 for the following items; (i) differences in the amount of revenue recognized for the Company’s revenue streams as a result of allocating revenue based on standalone selling prices to the Company’s various performance obligations, (ii) capitalization of incremental contract acquisition costs, such as sales commissions paid in connection with product sales with multi-year service contracts, which will be amortized over the contract service period and (iii) recognized a significant financing component for multi-year service contracts for customers who pay more than one year in advance of receiving the service. The Company recognized the significant financing component over the contract service period. The Company recorded $21,000 to accumulated deficit.

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

The Company adopted the standard using the optional transition method provided by ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, the Company applied the new leasing rules on January 1, 2019. As part of the adoption, the Company elected the package of practical expedients permitted under the new lease standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company also elected the practical expedient to combine lease and non-lease components. The Company recognized right-of-use assets and lease liabilities of $3.2 million. The new lease standard did not change the Company’s accounting for leases in which the Company is the lessor.

Note 3—Inventories

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$1,992	$1,333
Work in process	94	88
Finished goods	131	676
Inventories	$2,217	$2,097

Note 4—Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Demonstration lasers and lasers placed with customers	$3,977	$3,254
Machinery and equipment	1,195	1,135
Automobiles	1,358	1,115
Computer hardware and software	411	366
Leasehold improvements	104	104
Furniture and fixtures	82	82
Construction in progress	—	14
Property and equipment, gross	7,127	6,070
Accumulated depreciation	(1,597)	(1,313)
Property and equipment, net	$5,530	$4,757

Depreciation expense was $0.3 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Note 5—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Compensation and related benefits	$574	$1,734
Accrued warranty (Note 6)	193	112
Accrued services	294	963
Accrued expenses	$1,061	$2,809

Note 6—Accrued Warranty

Activity in the product warranty accrual is included in accrued expenses above and consists of the following (in thousands):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Balanced at beginning of period	$112	$87
Increase in warranty accrual	273	287
Claims satisfied	(192)	(262)
Accrued warranty	$193	$112

Warranty expense was $0.3 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, and is included in cost of revenue in the accompanying condensed statements of operations.

Note 7—Leases

The Company recognized non-cash right-of-use assets and lease liabilities of $3.2 million upon adoption of the new accounting pronouncement on January 1, 2019. The Company has two operating leases for office and manufacturing space which requires it to pay base rent and certain utilities. Monthly rent expense is recognized on a straight-line basis over the term of the lease, which expire in 2027 and 2021.

At March 31, 2019 the weighted average remaining lease term was eight years. The operating leases are included in the balance sheet at the present value of the lease payments at a 7% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate.

For the three-months ended March 31, 2019, our operating lease expense and cash paid was $0.1 million. Rent expense for the three months ended March 31, 2018 was $0.1 million.  Operating lease right-of-use assets amortization was $0.1 million for the three months ended March 31, 2019. Variable costs are de minimis.

The following table presents the lease liabilities within the Condensed Balance Sheet, related to the Company’s operating leases as of March 31, 2019 (in thousands):

Years Ending December 31,
2019 (remaining nine months)	$375
2020	514
2021	528
2022	432
2023	445
Thereafter	1,918
Total operating lease payments	$4,212
Less: imputed interest	(1,059)
Total operating lease liabilities	$3,153

The following table presents the future minimum rental payments due as of December 31, 2018 (in thousands):

Years Ending December 31,
2019	$500
2020	514
2021	528
2022	432
2023	445
Thereafter	1,918
Total	$4,337

Note 8—Loss per Share

The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share would reflect the effects of potentially dilutive securities, if any.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at March 31, 2019 consisted of stock options of 1,908,100 and restricted stock units of 1,369,147. At March 31, 2018 basic and diluted loss per share were the same.

Note 9—Stock-Based Compensation

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

In prior years, the Company concluded that option awards communicated to Optionees (the “Communicated Option Awards”) under the 2003 Plan and 2014 Plan were not validly authorized and therefore were not valid outstanding option awards. Although the Communicated Option Awards were not outstanding options, the Company believed the Communicated Option Awards represented a contractual obligation to the Optionees and therefore the Company classified the Communicated Option Awards as liabilities in the financial statements which were remeasured at fair value each reporting period.

On June 4, 2018, the 2014 Plan was replaced with the 2018 Stock Compensation Plan (the “Compensation Plan”) whereby 3,300,000 shares of the Company’s common stock were reserved for issuance. On June 4, 2018, the Company’s board of directors authorized 1,901,900 replacement equity awards of stock options and, on June 8, 2018, 1,340,832 restricted stock units (collectively, the “Replacement Awards”) to the Optionees. On various dates in June 2018, but after the board of directors’ authorization, the Replacement Awards were communicated to the Optionees in exchange for the cancellation of, and waiver to any claims related to, the Communicated Option Awards granted under the 2003 Plan and 2014 Plan which were determined to be not validly authorized. The issuance of the Replacement Awards and cancellation of the Communicated Option Awards was treated as a modification. The modification date is the date of the grant of the Replacement Awards, such date being June 4, 2018, for options and June 8, 2018, for restricted stock unit awards. The Company is recognizing the remaining unrecognized compensation cost, as well as any incremental compensation cost of the Replacement Awards of $17.2 million, over the remaining service period of the Replacement Awards, as described below. As the Replacement Awards have been determined to be equity-classified awards, the Company no longer records such awards as liabilities. The Compensation Plan terminated in connection with the adoption of the 2018 Plan, and, accordingly no new awards are available for issuance under this plan. The Compensation Plan continues to govern awards granted thereunder.

In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on September 25, 2018. As of March 31, 2019, 2,146,061 shares of common stock are reserved for future issuance pursuant to the Company’s 2018 Plan. In addition, the shares reserved for issuance under the 2018 Plan include (1) those shares reserved but unissued under the Compensation Plan as of the date of stockholder approval of the 2018 Plan and (2) shares of common stock subject to or issued pursuant to awards granted under the Compensation Plan that, after the date of stockholder approval of the 2018 Plan, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by us (provided that the maximum number of shares that may be added to the 2018 Plan pursuant to (1) and (2) is 3,300,000 shares). The 2018 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code to the Company’s employees and any of the Company’s parent and subsidiary corporations’ employees, if applicable, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees, if applicable, and consultants. The number of shares available for issuance under the Company’s 2018 Plan also includes an annual increase on the first day of each fiscal year beginning with our 2019 fiscal year, equal to the least of 1) 1,632,134 shares; 2) five percent (5%) of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or 3) such other amount as our board of directors may determine.

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

A summary of the activity and related information of the Communicated Option Awards classified as liabilities and communicated during the three months ended March 31, 2018, is presented below:

	Liability- Classified Awards (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	933,500	$3.92	3.57	$19,676
Granted	30,000	25.00	10.00
Outstanding at March 31, 2018	963,500	$4.58	4.71	$19,676
Exercisable at March 31, 2018	769,507	$3.19	4.00	$14,015
Vested and expected to vest at March 31, 2018	963,500	$4.58	4.71	$19,676

A summary of the activity and related information of the stock options issued during the three months ended March 31, 2019 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	1,920,100	$28.59	9.43	$—
Granted	—	—
Forfeited	(12,000)	15.07
Outstanding at March 31, 2019	1,908,100	$28.68	9.19	$—
Exercisable at March 31, 2019	90,999	$28.94	9.18	$—
Vested and expected to vest at March 31, 2019	1,908,100	$28.68	9.19	$—

A summary of the activity and related information of the restricted stock units issued during the three months ended March 31, 2019 is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,494,111	$26.91
Granted	30,882	7.48
Vested and Released	(147,719)	28.94
Forfeited	(8,127)	9.57
Outstanding at March 31, 2019	1,369,147	$26.36

Stock-based compensation expense recorded in operating expenses was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Selling, general and administrative	$6,319	$370
Research and development	910	78
Stock-based compensation in operating expenses	$7,229	$448

Stock-based compensation amounts of $0.5 million and $0.1 million was capitalized to inventory and property and equipment during each of the three months ended March 31, 2019 and 2018.

Unrecognized compensation expense for stock options issued as of March 31, 2019 was $12.6 million and is expected to be recognized over a weighted-average period of 2.1 years. Unrecognized compensation expense for the restricted stock units as of March 31, 2019 was $16.4 million and is expected to be recognized over a weighted-average period of 0.9 years.

The Communicated Option Awards were presented as a stock-based compensation liability, until June 4, 2018, when they were settled and reclassified to equity.  The Communicated Option Awards were revalued at each reporting period with the change in fair value recorded to compensation expense. As of March 31, 2018, the stock-based compensation liability was $15.9 million.

The fair value of the Communicated Option Awards was estimated using the Black Scholes option pricing model and the weighted-average assumptions used in the model are noted in the following table:

	Three Months Ended
	2019	2018
Risk-free interest rate	N/A	2.25%
Volatility	N/A	44.00%
Expected dividend yield	N/A	0.00%
Expected life	N/A	2.5

The weighted-average fair value for Communicated Option Awards granted during the three months ended March 31, 2018 was $12.53. The Company’s shares were not traded on any public market during the term of the Communicated Option Awards. The common stock value as of the date of grant was based on the share price of recent equity issuances, if available. If there were no such recent transactions, the Company’s share valuation was estimated. As of March 31, 2018, the date at which the stock-based compensation liability was remeasured at fair value, the common stock price was based on the recent equity issuances with third party investors, who were not previous shareholders of the Company. The risk free interest rate approximates the implied yield available on United States Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatilities of certain “guideline” companies. Expected dividend yield is based on dividends historically paid by the Company. The expected life is based on the “simplified” method using the average of the term and vesting period.

The Company’s 2018 Employee Stock Purchase Plan (ESPP) became effective in September 2018. A total of 455,367 shares of common stock are available for sale under our ESPP as of March 31, 2019. The number of shares of common stock that will be available for sale under the ESPP also includes an annual increase on the first day of each fiscal year beginning with our 2019 fiscal year, equal to the least of (1) 296,752 shares; (2) one and one quarter percent (1.25%) of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the administrator may determine.

Note 10—Commitments and Contingencies

Legal—In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

On August 30, 2018, Strata Skin Sciences, Inc. (“Strata”) and Uri Geiger, a member of the board of directors of Strata Skin Sciences, Inc. filed an action against the Company in Pennsylvania State Court, Montgomery County (Civil Action No. 18-21421), requesting declaratory relief that: (1) Strata and Mr. Geiger are not liable for tortious interference, defamation, libel, or unfair competition based on an e-mail by Mr. Geiger to an investment bank (the “Geiger Email”); (2) Strata and Mr. Geiger made no actionable statements about the Company to such investment bank; (3) the Company cannot enforce the 2011 settlement and release agreement between the Company and PhotoMedex, Inc. (“Settlement Agreement”) against Strata; and (4) that any dispute regarding the Geiger Email does not relate to the Settlement Agreement. The action filed by Strata and Mr. Geiger does not request any monetary damages. The Company believes that the action by Strata and Mr. Geiger was filed as a response to a letter that the Company sent to Strata on August 22, 2018 demanding that Strata and Mr. Geiger cease and desist from making statements about alleged patent infringement and affirmatively retract the statements made in the Geiger Email.  The Company was served with the action on August 31, 2018, and responded with preliminary objections to the action on September 19, 2018. The court overruled the Company’s preliminary arguments on April 29, 2019, and the Company is preparing an answer. The Company believes that Strata’s action lacks merit, and plans to vigorously oppose the action on procedural and substantive grounds within the prescribed time limits. No loss is probable or reasonably possible as of March 31, 2019.

Note 11—Segment Information

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

The following tables summarize segment performance (in thousands):

	Three Months Ended March 31,
	2019	2018
Vascular	$461	$90
Dermatology	1,287	879
Net revenue	$1,748	$969
Vascular	$1,167	$251
Dermatology	775	485
Cost of revenue	$1,942	$736
Vascular	$(706)	$(161)
Dermatology	512	394
Gross (loss) profit	$(194)	$233

Generally, all assets are common assets, except for demonstration lasers and lasers placed with customers, which are a subset of property and equipment. The net book value of demonstration lasers and lasers placed with customers aggregated in the vascular segment was $2.6 million and $2.2 million as of March 31, 2019 and December 31, 2018, respectively. The net book value of the demonstration lasers and lasers placed with customers aggregated in the dermatology segment was $0.9 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively.

No sales to an individual customer or country other than the United States accounted for more than 10% of net revenue for the three months ended March 31, 2019 and 2018. Net revenue, classified by the major geographic areas in which our customers are located, was as follows:

	Three Months Ended March 31,
	2019	2018
United States	$1,652	$829
All other countries	96	140
Net revenue	$1,748	$969

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

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

Overview

We are a commercial-stage medical device company leveraging our advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases. We believe our products enhance patients’ quality of life by restoring blood-flow in arteries and clearing chronic skin conditions. Following the evaluation period for DABRA and once our customers decide to continue using DABRA in their facilities, we typically enter into DABRA laser commercial usage agreements or DABRA laser placement acknowledgements with each customer, which we refer to collectively as Usage Agreements. The terms of the Usage Agreements vary by customer, but each Usage Agreement provides for the specific terms of continued use of DABRA, including periodic maintenance fees and do not provide for a minimum purchase obligation. As of March 31, 2019, we had 69 lasers at customer sites under signed Usage Agreements with varying volumes of purchases. DABRA is cleared by the U.S. Food and Drug Administration, or FDA, as a device for crossing chronic total occlusions, or CTOs, in patients with symptomatic infrainguinal lower extremity vascular disease and with an intended use for ablating a channel in occlusive peripheral vascular disease. DABRA is used as a tool in the treatment of peripheral artery disease, or PAD, a form of peripheral vascular disease, which commonly occurs in the legs. These procedures are typically referred to in the medical community as atherectomy procedures, which the medical community commonly defines as any removal by surgery or specialized catheterization of an atheroma, or blockage, in an artery. Even though the medical community refers to it as atherectomy, DABRA is not currently cleared by the FDA for atherectomy. Nevertheless, third-party health payers can reimburse a procedure performed by a device which is not cleared or approved for a specific indication or procedure, if the physician determines the device and procedure are medically appropriate for a particular patient. Payers and the medical community can take a broader view than FDA in recognizing the scope of appropriate device use. In order to more effectively market DABRA, we currently are pursuing expanded indications for use for DABRA to include an atherectomy indication for use, which the FDA currently defines to include a prespecified improvement in luminal patency, or a prespecified increase in the openness of the artery at a pre-defined time point. To satisfy the FDA’s data requirements to support an atherectomy indication, we submitted an investigational device exemption, or IDE, designed to gather the clinical data necessary to determine substantial equivalence in support of the atherectomy indication. The first subject is projected to be enrolled and treated in the third quarter of 2019, and we expect to have final results of the trial in the first quarter of 2020. We believe the incremental cost of obtaining the atherectomy indication will not be material.

In the fourth quarter of 2018, we announced the prospective long-term revascularization study of DABRA titled REvascularization RateS and Clinical OUtcomes with DABRA Laser. A Long-Term 2-year Study (RESULTS). This registry is being conducted to measure the benefit and the safety profile of DABRA over a longer time frame (two years) than our pivotal trial, which had a 180 day follow up.  We have case reports of patients with extended freedom from restenosis even out to over four years, which prompted us to study longer-term outcomes more closely. We recently treated the first patient in the registry and we intend to provide additional updates on a periodic basis throughout the study.

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

DABRA is our minimally-invasive excimer laser and single-use catheter system that is used by physicians as a tool in the endovascular treatment of vascular blockages resulting from lower extremity vascular disease, a form of PAD, both above- and below-the-knee, by breaking down plaque to its fundamental chemistry, such as proteins, lipids and other chemical compounds, eliminating blockages by essentially dissolving them without generating potentially harmful particulates. The accumulation of plaque in arteries, which is a result of lower extremity vascular disease, most commonly occurs in the pelvis and legs. Plaque accumulation, known as atherosclerosis, causes the narrowing of arteries, thereby reducing the flow of oxygenated blood to tissue and organs. If vascular blockages are left untreated, they can increase the risk of heart attack, stroke, amputation or death. In addition, studies have shown that older patients who undergo a major lower extremity amputation face a significant increased mortality risk. Major risk factors for PAD include age, smoking, diabetes and obesity. Despite its prevalence, PAD is underdiagnosed and undertreated relative to many other serious vascular conditions, including CAD, in part because up to half of the PAD population is asymptomatic, or shows no symptoms, and many dismiss symptoms as normal signs of aging. Recent analysis suggests that approximately 17.6 million people in the U.S. suffer from PAD. However, only 20-30% of PAD patients are actively being treated. We anticipate revenue from this recently commercialized business segment to grow over time. Our sales strategy includes either selling the DABRA laser with a transfer in title or placing it in high-volume practices for a nominal periodic fee while we retain title. We sell extended warranties for our lasers that have been purchased. Each vascular procedure requires the one-time use of our proprietary catheters which we expect to be the primary source of revenue for the vascular segment. Therefore, under both the sale and periodic fee options, we anticipate recurring revenue in catheter sales for each laser in operation. We currently use our internal sales force to target the U.S. market and we utilize distributors outside the U.S.

Pharos is our excimer laser device that emits highly concentrated ultraviolet light and is used as a tool in the treatment of dermatological skin disorders. Physicians use Pharos by applying 308 nanometer ultraviolet light to the skin. The FDA has granted 510(k) clearance to market Pharos in the U.S. for psoriasis, vitiligo, atopic dermatitis, and leukoderma. Pharos was granted CE mark approval in September of 2016 for use in the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma by the application of UVB ultraviolet light. We have also received clearance to market Pharos from the China Food and Drug Administration, or CFDA, and South Korea Ministry of Drug Safety (now called the Ministry of Food and Drug Safety, or MDFS), in the applicable jurisdictions. Pharos was commercialized in 2004 and we have shipped over 1,000 systems to customers globally through March 31, 2019. Pharos is in use in nearly every U.S. state and in over 20 markets including several non-U.S. countries. While we have entered into periodic fee arrangements, our primary strategy is to sell Pharos. We recognize additional recurring revenue from the sale of extended warranties for Pharos. We do not anticipate significant organic revenue growth in the near term from this mature product line.

We incurred net losses of $14.7 million and $2.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively, and had an accumulated deficit of $74.9 million as of March 31, 2019. As of March 31, 2019, we had available cash and cash equivalents of approximately $55.1 million and had current liabilities of approximately $5.1 million and long-term liabilities of approximately $4.4 million, which includes operating lease liabilities relating to our building leases of $2.9 million and equipment financings of $0.6 million. Since inception, we have financed our operations primarily through sales of our products and services, the net proceeds from our initial public offering, and, to a lesser extent, private placements of our common stock and equipment financing arrangements. We expect to continue to incur net losses for the near term as we commercialize our products in the U.S., including building our sales and marketing organization and expanding our manufacturing facilities, continuing research and development efforts, and seeking regulatory clearance for new products and product enhancements, including new indications, both in the U.S. and in select non-U.S. markets. We may need additional funding to pay expenses relating to our operating activities, including selling, general and administrative expenses and research and development expenses. If needed, adequate funding may not be available to us on commercially acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, financial condition, and results of operations.

Recent Developments

We experienced issues that had an impact on our fourth quarter revenue of 2018 and first quarter revenue of 2019.  In particular, the hiring and training of qualified sales personnel was dependent on the onboarding of our Chief Commercial Officer, who joined in December 2018. We also found that we needed a more robust training program for our newly hired sales personnel which our Chief Commercial Officer implemented in the first quarter of 2019. In addition, we experienced production limitations in our manufacturing process as we scaled up catheter production. These production limitations, remediated in March 2019, affected the number of evaluation cases performed during the fourth quarter of 2018 and the first quarter of 2019.

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

Service and other revenue consists primarily of sales of extended warranties which we recognize over the contract period and billable services, including repair activity, which is recognized when the service is provided. It also includes income from the rental of our lasers.

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

Research and development expenses

Research and development, or R&D, expenses consist of applicable personnel, consulting, materials and clinical trial expenses. R&D expenses include:

•	certain employee-related expenses, including salaries, benefits, travel expense and stock-based compensation expense;

•	cost of outside consultants who assist with technology development, and clinical affairs;
•	cost of clinical studies to support new products and product enhancements, including expanded indications; and
•	supplies used for internal research and development and clinical activities.

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

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, benefits, travel expense, sales commissions and stock-based compensation expense. Other SG&A expenses include promotional activities, marketing, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses, allocated facilities-related expenses and shipping and handling costs. Our sales headcount did not increase during the first quarter of 2019 while reevaluating the profile and qualifications of our sales hires and as we shifted our focus on promoting long-term adoption by physicians who currently have placed lasers. However, we expect to grow our sales force measurably over the long-term and increase marketing efforts as we continue commercializing DABRA in both domestic and international markets. We also expect continued increases in costs due to the additional legal, accounting, insurance and other expenses associated with being a public company, compared to the three months ended March 31, 2018 when we were privately held.

Results of Operations

The following table shows our results of operations (in thousands):

	Three Months Ended March 31,
	2019	2018	Change $
Statements of operations data:
Net revenue
Product sales	$894	$235	$659
Service and other	854	734	120
Total net revenue	1,748	969	779
Cost of revenue
Product	1,395	342	1,053
Service and other	547	394	153
Total cost of revenue	1,942	736	1,206
Gross (loss) profit	(194)	233	(427)
Operating expenses:
Selling, general and administrative	13,229	2,639	10,590
Research and development	1,531	286	1,245
Total operating expenses	14,760	2,925	11,835
Operating loss	(14,954)	(2,692)	(12,262)
Other income (expense), net	280	(1)	281
Loss before income taxes	(14,674)	(2,693)	(11,981)
Income tax expense	—	—	—
Net loss	$(14,674)	$(2,693)	$(11,981)

By reportable segments

We organize our business into two operating segments based on the product specialties: the vascular segment and the dermatology segment. In deciding how to allocate resources and assess performance, we regularly evaluate the net revenue and gross profit of these segments. Amounts included within selling, general and administrative expense and research and development expense are general to us and not specific to a particular segment; therefore, these amounts are not evaluated by us on a segmented basis. Additional information on our reportable segments is contained in Note 11 to the interim condensed financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Net revenue

The following table shows our net revenue from our two segments (in thousands):

	Three months ended March 31,
	2019	2018	Change $
Vascular	$461	$90	$371
Dermatology	1,287	879	408
Total net revenue	$1,748	$969	$779

Vascular

Net revenue was $0.5 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The $0.4 million increase was primarily due to increased catheter sales following the completion of our initial 12-month commercial launch in June 2018 resulting in a full quarter of production revenue in the current period compared to nominal catheter sales in the same period in the prior year. We expect our vascular revenue to increase over time as our sales force and marketing efforts establish a larger base of customers who regularly use the DABRA system.

Dermatology

Net revenue was $1.3 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. The increase of approximately $0.4 million was due primarily to increases of $0.3 million in direct unit product sales and $0.1 million from service contracts on our dermatology lasers.

Cost of revenue

The following table shows our cost of revenue from our two segments (in thousands):

	Three months ended March 31,
	2019	2018	Change $
Vascular	$1,167	$251	$916
Dermatology	775	485	290
Total cost of revenue	$1,942	$736	$1,206

Vascular

Cost of revenue was $1.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The increase of approximately $0.9 million was due to an increase of approximately $0.4 million in stock-based compensation expense due to continued expenses related to the modification accounting treatment of Replacement Awards that took place in the second quarter of 2018. The remaining increase was due to increased labor, material and overhead costs to support, the increased sales of our vascular products and in connection with resolving production limitations in our manufacturing process as we scaled up catheter production. Note 9 to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q more fully describes the accounting treatment for stock-based compensation awards.

Dermatology

Cost of revenue was $0.8 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $0.3 million was primarily due to an increase in direct unit product sales.

Gross profit (loss)

The following table shows our gross profit (loss) from our two segments (in thousands):

	Three months ended March 31,
	2019	2018	Change $
Vascular	$(706)	$(161)	$(545)
Dermatology	512	394	118
Total gross (loss) profit	$(194)	$233	$(427)

Vascular

Gross loss was $0.7 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. The $0.5 million change was primarily due to an increase in stock-based compensation expense due to continued expenses related to the modification accounting treatment of Replacement Awards that took place in the second quarter of 2018 and costs incurred in the three months ended March 31, 2019, in connection with resolving production limitations in our manufacturing process. We expect our gross margin to improve over time as our sales force and marketing efforts establish a larger customer base.

Dermatology

Gross profit was $0.5 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $0.1 million was primarily due to an increase in laser units sold.

General

Selling, general and administrative expenses

SG&A expenses were $13.2 million and $2.6 million for the three months ended March 31, 2019 and 2018. The $10.6 million increase was primarily related to increases of (i) $5.9 million in stock-based compensation expense primarily due to continued expenses related to the modification accounting treatment of Replacement Awards that took place in the second quarter of 2018 and new grants, (ii) $2.5 million in salary, benefits, recruiting expenses and other personnel-related costs due to expanding our sales force and hiring administrative staff to operate as a public company, (iii) $0.8 million in outside services to operate as a public company, including audit, consulting, board of directors and investor relations fees, (iv) $0.5 million in travel and trade shows, (v) $0.4 million in insurance due to being publicly traded, (vi) $0.3 million in sales training related costs and (vii) $0.2 million in marketing costs. Note 9 to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q more fully describes the accounting treatment for stock-based compensation awards.

Research and development expenses

R&D expenses were $1.5 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The $1.2 million increase was primarily due to $0.8 million increase in stock-based compensation expense primarily due to the modification accounting treatment of Replacement Awards and $0.4 million increase in supplies.

Other income (expense), net

Other income (expense), net was $0.3 million for the three months ended March 31, 2019 and other expense was de minimis for the three months ended March 31, 2018.  In 2019, other income was primarily comprised of interest income on the net proceeds from the IPO that were received in October 2018.

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

A reconciliation for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP is included below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business. We define Adjusted EBITDA as our GAAP net loss as adjusted to exclude depreciation and amortization, interest income, interest expense, income tax expense and stock-based compensation.

The following is a reconciliation of Net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
Statement of Operations Data:
Net loss	$(14,674)	$(2,693)
Depreciation and amortization	384	96
Interest income	(328)	—
Interest expense	48	1
Income tax expense	—	—
EBITDA	(14,570)	(2,596)
Stock-based compensation	7,745	524
Adjusted EBITDA	$(6,825)	$(2,072)

Adjusted EBITDA was negative $6.8 million compared to negative $2.1 million for the three months ended March 31, 2019 and 2018, respectively. The change in Adjusted EBITDA primarily reflects higher selling, general and administrative costs, including salary, benefits, travel, recruiting expenses, legal fees and consulting costs due to increased personnel and operating as a public company.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $55.1 million and an accumulated deficit of $74.9 million. Our primary sources of capital have been from the sale of our products and services, the net proceeds of $67.3 million from our initial public offering, and, to a lesser extent, private placements of common stock and equipment financing arrangements.

We believe that our cash and cash equivalents as of March 31, 2019 will be sufficient to fund our operations for at least the next 12 months. As we continue to commercialize DABRA, we expect our costs to increase in the future as we continue the development of a direct sales force, the expansion of our manufacturing facilities, and as we continue to make substantial expenditures on research and development, including the costs of any current and future clinical studies. Additionally, we are incurring additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•

the revenue generated by sales of our DABRA and Pharos products, related consumables, and other products that may be approved in the U.S. and select non-U.S. markets, as well as the amount of sales personnel required to generate the revenue;

•	the costs of expanding our U.S. and international sales and marketing infrastructure and our manufacturing operations;
•	the extent to which our products are adopted by the physician community;
•	the ability of our customers to obtain adequate reimbursement from third-party payors for procedures performed using DABRA;
•	the degree of success we experience in commercializing our excimer lasers and related consumables;

•	the costs, timing and outcomes of any future clinical studies and regulatory reviews, including to seek and obtain approvals for new indications for our products;
•	the costs and timing of developing variations of our excimer lasers, and, if necessary, obtaining FDA clearance to market such variations;
•	the emergence of competing or complementary technologies;
•	the number and types of future products we develop and commercialize;
•	the cost, timing and outcomes of any litigation involving our company, products, and business activities;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the level of our selling, general and administrative expenses.

Cash Flows

	Three months ended March 31,
	2019	2018	Change $
Net cash (used in) provided by:
Operating activities	$(8,944)	$(2,425)	$(6,519)
Investing activities	(165)	(120)	(45)
Financing activities	(77)	1,391	(1,468)
Net decrease in cash and cash equivalents	$(9,186)	$(1,154)	$(8,032)

Net cash used in operating activities

Net cash used in operating activities was $8.9 million for the three months ended March 31, 2019, consisting of a net loss of $14.7 million and an increase in net operating assets and liabilities of $2.4 million, primarily relating to an increase in inventory and payment of accrued expenses partially offset by non-cash charges of $8.2 million, consisting primarily of stock-based compensation expense and depreciation and amortization.

Net cash used in operating activities was $2.4 million for the three months ended March 31, 2018, consisting of a net loss of $2.7 million and an increase in net operating assets of $0.4 million partially offset by non-cash charges of $0.7 million.

Net cash used in investing activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2019, consisting primarily of purchases of manufacturing equipment and vehicles for our sales force to transport our laser equipment.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2018, consisting primarily of purchases of manufacturing equipment.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2019 for payments on our financed equipment.

Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2018, consisting of proceeds of $1.4 million from the issuance of common stock related to a private placement financing, partially offset by $10,000 of payments on our financed equipment.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial position and results of operations is based on our unaudited interim financial statements included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Except for policy changes in accounting for revenues associated with our adoption of Topic 606 (see Note 2 “Revenue Recognition” in the Notes to Condensed Financial Statements in Item 1), there have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019.

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

Contractual Obligations

During the three months ended March 31, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

We had cash and cash equivalents of $55.1 million as of March 31, 2019, which came from sales of our products and services, the net proceeds from our initial public offering and, to a lesser extent, private placements of common stock and equipment financing arrangements. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As of March 31, 2019, the effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Based upon our evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 30, 2018, Strata Skin Sciences, Inc. (“Strata”) and Uri Geiger, a member of the board of directors of Strata filed an action against the Company in Pennsylvania State Court, Montgomery County (Civil Action No. 18-21421), requesting declaratory relief that: (1) Strata and Mr. Geiger are not liable for tortious interference, defamation, libel, or unfair competition based on an e-mail by Mr. Geiger to an investment bank (the “Geiger Email”); (2) Strata and Mr. Geiger made no actionable statements about the Company to such investment bank; (3) the Company cannot enforce the 2011 settlement and release agreement between the Company and PhotoMedex, Inc. (“Settlement Agreement”) against Strata; and (4) that any dispute regarding the Geiger Email does not relate to the Settlement Agreement. The action filed by Strata and Mr. Geiger does not request any monetary damages. The Company believes that the action by Strata and Mr. Geiger was filed as a response to a letter that the Company sent to Strata on August 22, 2018 demanding that Strata and Mr. Geiger cease and desist from making statements about alleged patent infringement and affirmatively retract the statements made in the Geiger Email.  The Company was served with the action on August 31, 2018, and responded with preliminary objections to the action on September 19, 2018. The court overruled the Company’s preliminary arguments on April 29, 2019, and the Company is preparing an answer. The Company believes that Strata’s action lacks merit, and plans to vigorously oppose the action on procedural and substantive grounds within the prescribed time limits. No loss is probable or reasonably possible as of March 31, 2019.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, before making an investment decision. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

Our future financial success will depend substantially on our ability to effectively and profitably market and sell DABRA. The commercial success of DABRA will depend on a number of factors, including the following:

•	the effectiveness of our and our distributors’ marketing and sales efforts in the U.S. and abroad, including our efforts to build out and properly train our sales team under our new sales leadership;
•	our ability to attract, motivate, train and retain experienced and qualified sales personnel;
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

Our future success depends on our ability to successfully implement our new business strategy.

The successful implementation of our new commercial strategy for DABRA presents organizational infrastructure challenges. Under our new commercial leadership, we are implementing a strategy that includes reevaluating the requirements of our sales representatives, identifying key territories and measurably hiring key sales personnel. The strategy also includes a new, more robust training for our sales representatives. We may not be able to successfully implement and realize the anticipated benefits from our new commercial strategy. In addition, we may experience slower growth, or a decline in growth, as we transition to our new strategy. Any failure to implement the new commercial strategy in accordance with our expectations could have a material adverse effect on our financial results. If we fail to achieve some or all the expected benefits of these activities, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have only recently begun manufacturing at scale and may encounter unforeseen situations in the manufacturing and assembly of our products that would result in delays or shortfalls in our production. For example, in the fourth quarter of 2018, we experienced production limitations as we were scaling up our catheter production, which had an adverse impact on our revenue during the fourth quarter of 2018 and the first quarter of 2019. In response, we made changes in our production flow and validated our manufacturing process. In addition, our production processes and assembly methods may require additional changes to accommodate any significant expansion of our manufacturing capacity, which may increase our manufacturing costs, delay production of our products, reduce our product margin, and adversely impact our business. Conversely, if demand for our products shifts such that a manufacturing facility is operated below its capacity for an extended period, we may adjust our manufacturing operations to reduce fixed costs, which could lead to uncertainty and delays in manufacturing times and quality during any transition period.

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

Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development and commercialization efforts. We expect our sales and marketing expenses to increase substantially in connection with our plan to continue our commercialization efforts of the DABRA system in the U.S. and internationally. These expenditures will also include costs associated with manufacturing and supply, sales and marketing costs, and general operations. In addition, other unanticipated costs may arise.

As of March 31, 2019, we had cash and cash equivalents of $55.1 million. On October 1, 2018, we completed our initial public offering, selling 4,485,000 shares of our common stock at $17.00 per share. Proceeds from our initial public offering, net of underwriting discounts and commissions and offering expenses, were $67.3 million. We believe that our existing cash and cash equivalents, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months.

The amount and timing of any expenditures needed to implement our sales and marketing programs will depend on numerous factors, including:

•

our ability to achieve sufficient market acceptance, the ability for our customers to get coverage and adequate reimbursement from third-party payors and our ability to achieve acceptable market share for DABRA and Pharos;

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

We incurred net losses of $30.8 million and $17.8 million for the years ended December 31, 2018 and 2017, respectively, and a net loss of $14.7 million for the quarter ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $74.9 million. We expect to continue to incur significant sales and marketing, product development, regulatory and other expenses as we continue to expand our marketing efforts to increase adoption of our products and expand existing relationships with our customers, to obtain regulatory clearances or approvals for our products in additional jurisdictions and for additional indications, and to develop new products or add new features to our existing products. In addition, our general and administrative expenses have increased following our initial public offering and we expect these costs to continue to increase due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for an extended period of time. Our failure to achieve or maintain profitability would have a material adverse effect on our business, financial condition, and results of operations and could negatively impact the value of our common stock.

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

We market and sell DABRA for use as a tool in the treatment of vascular blockages resulting from lower extremity vascular disease and Pharos for use in the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. Although physicians, in the practice of medicine, may prescribe or use marketed products for unapproved indications, manufacturers may promote their products only for the approved indications and in accordance with the provisions of the approved label. However, one of our strategies in the future is to pursue additional vascular indications for DABRA and additional dermatological indications for Pharos. Submitting the required applications for additional indications may require substantial additional funding beyond our cash and cash equivalents as of March 31, 2019. We cannot assure you that we will be able to successfully obtain approval for any of these additional product indications through the application process.

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

We partner with distributors for DABRA and Pharos in select geographies outside of the U.S. including the Netherlands, China, Thailand, United Arab Emirates, Italy, United Kingdom, Japan and Saudi Arabia. For the three months ended March 31, 2019, approximately 5% of our sales were outside of the U.S. We may not be able to collect all of the funds owed to us by our foreign distributors. Some foreign distributors may experience financial difficulties, including bankruptcy, which may hinder our collection of accounts receivable. Where we extend credit terms to distributors, we periodically review the collectability and creditworthiness when determining the payment terms for such distributors. If our uncollectible accounts exceed our expectations, this could adversely impact our operating results. In addition, failure by our foreign distributors to comply with the Foreign Corrupt Practices Act or similar laws, insurance requirements, or other contract terms could have a negative impact on our business. Failure to manage the risks related to our foreign distributors would have a material adverse effect on our business, financial condition, and results of operations.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive medical devices industry depends upon our ability to attract and retain highly qualified managerial, scientific, sales and medical personnel. We are highly dependent on our senior management team. The loss of the services of any of our executive officers and other key employees, and our inability to find suitable replacements could result in delays in product development and harm our business.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. The decline in our stock price may create additional challenges by reducing the retention value of our equity awards to these employees. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees, with the exception of the “key man” insurance policy for our Chief Executive Officer, Dean Irwin. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition, and results of operations.

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

We will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Such report will not be required until our annual report filed on Form 10-K for the year ending December 31, 2019. We will need to disclose any material weaknesses identified by our management in our internal control over financial reporting. As an “emerging growth company,” we will avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the U.S. Securities and Exchange Commission, or SEC, or other regulatory authorities, which would require additional financial and management resources.

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

Efforts to remediate the control deficiencies that led to the material weakness discussed above have been completed as of December 31, 2018 and there was no material weakness at December 31, 2018. We have incurred significant costs to remediate these weaknesses, primarily personnel costs, external consulting and legal fees, system implementation costs, and related indirect costs including the use of facilities and technology. However, completion of remediation does not provide assurance that our controls will operate properly or that our financial statements will be free from error, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. There may be undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis. Further, to the extent we identify additional material weaknesses, we will not be able to fully assess whether corrective measures will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional errors that result in material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

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

At March 31, 2019, we had 114 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of March 31, 2019, our executive officers, directors, and 10% stockholders owned approximately 37% of the outstanding shares of our common stock. In addition, as of March 31, 2019, our officers, directors, 10% stockholders, and their affiliates held (i) options to purchase an aggregate of 1,221,000 shares of our common stock at exercise prices of $28.94 per share; and (ii) 927,742 restricted stock units, which would give our officers, directors, and 10% stockholders ownership of approximately 43% of our outstanding common stock if such awards are fully vested and are exercised in full. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, which could have a material adverse effect on our business, financial condition, and results of operations.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2019 we had outstanding 12,836,970 shares of our common stock.

In addition, pursuant to our 2018 Equity Incentive Plan, or 2018 Plan, equity incentive awards representing up to an aggregate of 2,146,061 shares of our common stock were available for issuance to our employees, directors and consultants as of March 31, 2019. The 2018 Plan includes an annual increase in the number of shares available for future grant each year pursuant to the “evergreen” provision of our 2018 Plan. Additionally, pursuant to our 2018 Employee Stock Purchase Plan, or ESPP a total of 455,367 shares were available for sale under our ESPP as of March 31, 2019. The ESPP also includes an annual increase in the number of shares available for sale under our ESPP each year pursuant to the “evergreen” provision of our ESPP. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 1, 2018 (File No. 001-38677).

10.1+	Offer Letter by and between the Registrant and Melissa Burstein, dated as of March 29, 2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

RA MEDICAL SYSTEMS, INC.

(Registrant)

Date: May 13, 2019	By:	/s/ Dean Irwin
Dean Irwin
Chief Executive Officer, Chairman of the Board, Co-President, and Chief Technology Officer (Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Andrew Jackson
Andrew Jackson
Chief Financial Officer (Principal Financial and Accounting Officer)