Form 10-K/A
period 2018-12-31
Ra Medical Systems, Inc.
filed 2019-11-29
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Ra Medical Systems, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Amended Form 10-K”), which was originally filed with the SEC on March 15, 2019, (the “Original Filing”) to amend Part II, Item 9-A- Controls and Procedures to address management's re-evaluation of disclosure controls and procedures and reflect the identification of material weaknesses in internal control over financial reporting.

Part IV, Item 15-Exhibits and Financial Statement Schedules also has been amended to include currently dated certifications from the Company’s Principal Executive and Principal Financial Officer as required by sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this Amended Form 10-K as Exhibits 31 and 32.

This Amended Form 10-K does not modify, amend, or update in any way the financial statements set forth in the Original Filing and there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing.

This Amended Form 10-K has not been updated for other events or information subsequent to the date of the filing of the Original Filing, except as noted above, and should be read in conjunction with the Original Filing and our other filings with the SEC.

ITEM 9A.	CONTROLS AND PROCEDURES

In connection with filing the Original Filing, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, had previously evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Based on such evaluation as of March 15, 2019, our Chief Executive Officer and our Chief Financial Officer had previously concluded that, as of the end of such period, our disclosure controls and procedures were effective. Subsequent to that evaluation, our Chief Financial Officer who is also serving as our Interim Chief Executive Officer, concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal control over financial reporting that are described below.

In reviewing the allegations and findings from an Audit Committee investigation related to an initially anonymous complaint, as well as additional matters discovered during the course of the investigation, we have identified certain deficiencies in our internal controls which have been considered material weaknesses. Although no material misstatements or omissions in our financial statements or disclosures were identified, the material weaknesses in internal controls could have resulted in material misstatements or omissions to our financial statements or disclosures.

Control environment

We identified certain deficiencies in our internal controls, which aggregated to a material weakness in the control environment component of the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (the “COSO Framework). The material weakness results from the aggregation of control deficiencies in the Company’s control environment, in particular an inappropriate “tone at the top” set by certain members of senior management, including a failure to promote adherence to our Code of Ethics and Conduct, and the lack of sufficient competent resources in key roles at the organization. The ineffective control environment resulted in the following:

•	behavior that was inconsistent with our Code of Ethics and Conduct and related policies involving certain former executive officers and employees of the Company;
•

explanations regarding the issues that had an impact on our fourth quarter 2018 and first quarter 2019 sales created a risk of confusion because the explanations did not explicitly reference the effect of inconsistent catheter performance and catheter failures;

•	failure to timely make at least two Medical Device Reports, or MDRs, to the FDA;
•	engagement in systematic efforts to replace product held by customers, which constituted product recalls, were not documented as such;
•

lack of documentation of sufficient detail and specificity to support certain payments to physicians, ostensibly for training and consulting services, to three physicians did not accurately reflect the purpose and nature of approximately $300,000 of payments, which could be perceived as an improper attempt to obtain business or to gain special advantage;

•

while the indication for use in the 510(k) clearance we obtained for the DABRA system is not for atherectomy, our salespeople were instructed to characterize DABRA as performing atherectomy and to encourage doctors to seek reimbursement using atherectomy codes;

•	determinations to direct potentially valuable benefits and opportunities to doctors were informed in part by sales prospects.

The ineffective control environment contributed significantly to the material weakness described below.

Information and communication

We have identified a deficiency in the information and communication component of the COSO Framework that resulted in a material weakness. This deficiency related to the ineffective design of internal communication of information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control. The deficiency resulted in the receipt of complaints regarding regulatory or compliance concerns that, because the complaints implicated executive officers, should have been brought to the attention of the board of directors or the Audit Committee, but were not.

Remediation Plan and Activities

We commenced measures to remediate the identified material weaknesses in the third quarter of 2019. Management, with the participation and input of the Audit Committee and the board of directors, is engaged in remedial activities to address the material weaknesses described above. The remedial activities we are taking include separation of certain employees, hiring qualified personnel including a VP Quality, Regulatory and Clinical, implementing additional and enhanced policies and training, including with respect to our Code of Business Ethics and Conduct, strengthening our quality and regulatory systems, bolstering documentation requirements for certain third-party consulting, advisory and training agreements, and adopting certain enhanced controls related to the matters investigated by the Audit Committee.

We are committed to maintaining a strong internal control environment, and we believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control over Financial Reporting

In connection with our 2017 audit, as part of the restatement to the 2016 financial statements, we had previously disclosed a material weakness in our internal control over financial reporting related to the administration of capital stock transactions, including stock issuances and a reverse stock split which were not effected in accordance with the requirements of applicable law and the communication of stock option awards which were not validly authorized.

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

As a result of the remediation activities and controls in place as of December 31, 2018 described above, we have remediated this previously disclosed material weakness. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

Other than the remediation steps taken above, there were no additional changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV — FINANCIAL INFORMATION

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibit Index

Exhibit Number	Description

31

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

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

RA MEDICAL SYSTEMS, INC.

(Registrant)

Date:	November 27, 2019	By:	/s/ Andrew Jackson
Andrew Jackson
Chief Financial Officer and Interim Chief Executive Officer