Form 10-Q/A
period 2019-03-31
Ra Medical Systems, Inc.
filed 2019-11-29
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Ra Medical Systems, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (the “Amended Form 10-Q”), which was originally filed with the SEC on May 14, 2019, (the “Original Filing”) to amend Part I, Item 4- Controls and Procedures to address management's re-evaluation of disclosure controls and procedures and reflect the identification of material weaknesses in internal control over financial reporting.

Part II, Item 6-Exhibits also has been amended to include currently dated certifications from the Company’s Principal Executive and Principal Financial Officer as required by sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this Amended Form 10-Q as Exhibits 31 and 32.

This Amended Form 10-Q does not modify, amend, or update in any way the consolidated financial statements set forth in the Original Filing and there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing.

This Amended Form 10-Q has not been updated for other events or information subsequent to the date of the filing of the Original Filing, except as noted above, and should be read in conjunction with the Original Filing and our other filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, had previously evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Based upon our evaluation as of May 14, 2019, our Chief Executive Officer and Chief Financial Officer had previously concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to that evaluation, our Chief Financial Officer who is also serving as our Interim Chief Executive Officer, concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal control over financial reporting that are described below.

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

Changes in Internal Control over Financial Reporting

Other than the remediation steps taken above, there were no additional changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(*)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

6