Form 10-Q
period 2019-09-30
Ra Medical Systems, Inc.
filed 2019-11-29
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

RA MEDICAL SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE

We were unable to timely file our Quarterly Report on Form 10-Q for the third quarter ended September 30, 2019 due to the previously reported Audit Committee investigation, which has now been substantially completed, and the previously reported Department of Justice investigation, both of which are more fully described herein.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ra Medical Systems, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$14,512	$64,315
Short-term investments	25,964	—
Accounts receivable, net	1,296	1,320
Inventories	2,572	2,097
Prepaid expenses and other current assets	1,108	1,501
Total current assets	45,452	69,233
Property and equipment, net	5,418	4,757
Operating lease right-of-use-assets	2,919	—
Other non-current assets	213	45
TOTAL ASSETS	$54,002	$74,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,004	$1,125
Accrued expenses	4,386	2,809
Current portion of deferred revenue	1,917	1,723
Current portion of equipment financing	366	293
Current portion of operating lease liabilities	309	—
Total current liabilities	7,982	5,950
Deferred revenue	1,161	767
Equipment financing	417	557
Operating lease liabilities	2,701	—
Other liabilities	—	56
Total liabilities	12,261	7,330
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 authorized at September 30, 2019 and December 31, 2018, respectively; none issued	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 13,407,995 and 12,689,251 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	149,116	126,925
Accumulated deficit	(107,414)	(60,221)
Accumulated other comprehensive income	38	—
Total stockholders’ equity	41,741	66,705
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,002	$74,035

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue
Product sales	$1,078	$1,248	$3,256	$1,958
Service and other	830	816	2,553	2,311
Total net revenue	1,908	2,064	5,809	4,269
Cost of revenue
Product sales	1,518	886	4,848	1,875
Service and other	907	394	2,252	1,131
Total cost of revenue	2,425	1,280	7,100	3,006
Gross (loss) profit	(517)	784	(1,291)	1,263
Operating expenses
Selling, general and administrative	15,889	5,366	42,907	15,621
Research and development	1,182	224	3,692	1,532
Total operating expenses	17,071	5,590	46,599	17,153
Operating loss	(17,588)	(4,806)	(47,890)	(15,890)
Other income (expense), net
Interest income	245	—	870	—
Interest expense	(72)	(1)	(186)	(2)
Total other income (expense), net	173	(1)	684	(2)
Loss before income tax expense	(17,415)	(4,807)	(47,206)	(15,892)
Income tax expense	3	—	8	3
Net loss	(17,418)	(4,807)	(47,214)	(15,895)
Basic and diluted net loss per share	$(1.30)	$(0.59)	$(3.63)	$(1.97)
Basic and diluted weighted average common shares outstanding	13,370	8,204	13,023	8,081

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(17,418)	$(4,807)	$(47,214)	$(15,895)
Other comprehensive income (loss):
Unrealized gains (losses) related to short-term investments	(13)	—	38	—
Total other comprehensive loss	$(13)	$—	$38	$—
Comprehensive loss	$(17,431)	$(4,807)	$(47,176)	$(15,895)

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,214)	$(15,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,046	388
Operating lease right-of-use-assets amortization	245	—
Provision for doubtful accounts	266	—
Stock-based compensation	22,154	6,714
Changes in operating assets and liabilities:
Accounts receivable	(242)	(829)
Inventories	(1,774)	(1,699)
Prepaid expenses and other assets	438	(122)
Accounts payable	(121)	695
Accrued expenses	1,577	636
Deferred revenue	234	30
Other liabilities	(210)	(27)
Net cash used in operating activities	(23,601)	(10,109)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(36,461)	—
Proceeds from maturities of available-for-sale securities	10,697
Purchases of property and equipment	(220)	(424)
Net cash used in investing activities	(25,984)	(424)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	37	7,901
Payments on equipment financing	(255)	(33)
Initial public offering costs	—	(657)
Net cash (used in) provided by financing activities	(218)	7,211
NET CHANGE IN CASH AND CASH EQUIVALENTS	(49,803)	(3,322)
CASH AND CASH EQUIVALENTS, beginning of period	64,315	8,237
CASH AND CASH EQUIVALENTS, end of period	$14,512	$4,915
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of stock-based compensation liability	$—	$18,243
Forfeitures of liability-classified awards	$—	$1,313
Deferred initial public offering costs in accounts payable and accrued expenses	$—	$2,899
Unpaid property and equipment included in equipment financing	$156	$—
Transfer from inventories to property and equipment for demonstration lasers and lasers placed with customers	$1,299	$1,614
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$39	$1
Cash payments for taxes	$24	$—

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	12,689	$1	$126,925	$—	$(60,221)	$66,705
Adoption of accounting standard (See Note 2)	—	—	—	—	21	21
Balances at January 1, 2019	12,689	1	126,925	—	(60,200)	66,726
Common stock issued	148	—	—	—	—	—
Stock-based compensation	—	—	7,745	—	—	7,745
Net loss	—	—	—	—	(14,674)	(14,674)
Balances at March 31, 2019	12,837	1	134,670	—	(74,874)	59,797
Common stock issued	384	—	37	—	—	37
Stock-based compensation	—	—	7,132	—	—	7,132
Other comprehensive income	—	—	—	51	—	51
Net loss	—	—	—	—	(15,122)	(15,122)
Balances at June 30, 2019	13,221	$1	$141,839	$51	$(89,996)	$51,895
Common stock issued	187	—	—	—	—	—
Stock-based compensation		—	7,277	—	—	7,277
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(17,418)	(17,418)
Balances at September 30, 2019	13,408	$1	$149,116	$38	$(107,414)	$41,741

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2017	7,888	$1	$21,773	$—	$(29,389)	$(7,615)
Common stock issued	56	—	1,401	—	—	1,401
Net loss	—	—	—	—	(2,693)	(2,693)
Balances at March 31, 2018	7,944	1	23,174	—	(32,082)	(8,907)
Common stock issued	260	—	6,500	—	—	6,500
Settlement of stock-based compensation liability	—	—	18,243	—	—	18,243
Forfeitures of liability-classified awards	—	—	1,313	—	—	1,313
Stock-based compensation	—	—	1,024	—	—	1,024
Net loss	—	—	—	—	(8,395)	(8,395)
Balances at June 30, 2018	8,204	$1	$50,254	$—	$(40,477)	$9,778
Stock-based compensation	—	—	1,510	—	—	1,510
Net loss	—	—	—	—	(4,807)	(4,807)
Balances at September 30, 2018	8,204	$1	$51,764	$—	$(45,284)	$6,481

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

Note 2—Significant Accounting Policies

Interim condensed financial information—The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed balance sheets, results of operations, cash flows and statement of stockholders’ equity for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

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

Revenue— The Company adopted ASC Topic 606 (Topic 606), Revenue from Contracts with Customers, on January 1, 2019 using the modified retrospective method to all contract agreements not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606 while, as permitted by Topic 606, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a cumulative catch up adjustment to beginning accumulated deficit to reflect the impact of adopting Topic 606. The adoption of Topic 606 did not have a material effect on our results of operations for the three and nine month periods ended September 30, 2019.

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

Warranty Service Revenue

The Company typically provides a 12-month warranty with the purchase of its laser systems. Customers can extend the warranty period through the purchase of extended warranty service contracts. Extended warranty service contracts are sold with contract terms ranging from 12 to 60 months and cover periods after the end of the initial 12-month warranty period. The warranty provides the customer with maintenance services in addition to the assurance that the laser product complies with agreed-upon specifications. Therefore, the warranty service is treated as a separate performance obligation from the laser system. Warranty services are a stand-ready obligation, and the Company recognizes revenue on a straight-line basis over the service contract term. Warranty service revenue is included in service and other revenue in the Statement of operations. Deferred revenue after adoption of Topic 606 on January 1, 2019 was $2.8 million. Revenue recognized in the three and nine months ended September 30, 2019 relating to amounts previously included in deferred revenue was $0.4 million and $1.6 million, respectively. The deferred revenue greater than one year will be recognized during the remaining service period through June 2024.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions. The capitalized costs are amortized to selling, general and administrative expense over the estimated period of benefit of the asset, which is the contract term. The Company elected to use the practical expedient to expense the costs to obtain a contract when the amortization period is less than one year. The Company has contract costs of $0.4 million capitalized at January 1, 2019 and September 30, 2019.

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

These lease arrangements contain one lease component (the laser) and one nonlease component (warranty service) for which the Company elected the practical expedient to not separate the nonlease component from the lease component. The Company accounts for the combined lease component as an operating lease and recognizes lease income on a straight-line basis over the lease term. Rental income from lease arrangements for the three and nine months ended September 30, 2019 was $0.2 million and $0.5 million, respectively. Rental income from lease arrangements for the three and nine months ended September 30, 2018 was $0.1 million and $0.3 million, respectively.

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

Note 3—Short-term Investments

A summary of debt securities by major security type is as follows as of September 30, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities - available-for-sale:
U.S. T-bills	$4,999	$3	$(2)	$5,000
U.S. agency securities	1,000	2	(2)	1,000
U.S. government securities	19,927	46	(9)	19,964
Total debt securities	$25,926	$51	$(13)	$25,964

All debt securities are due in less than one year.

The following table presents the hierarchy for assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
As of September 30, 2019
Money market funds	$9,081	$9,081	$—	$—
U.S. T-bills	$5,000	$5,000	$—	$—
U.S. government securities	$19,964	$19,964	$—	$—
U.S. agency securities	$1,000	$—	$1,000	$—
As of December 31, 2018
Money market funds	$61,134	$61,134	$—	$—

Note 4—Inventories

Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$2,336	$1,333
Work in process	68	88
Finished goods	168	676
Inventories	$2,572	$2,097

Note 5—Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Demonstration lasers and lasers placed with customers	$4,521	$3,254
Machinery and equipment	1,236	1,135
Automobiles	1,358	1,115
Computer hardware and software	359	366
Leasehold improvements	119	104
Furniture and fixtures	48	82
Construction in progress	—	14
Property and equipment, gross	7,641	6,070
Accumulated depreciation	(2,223)	(1,313)
Property and equipment, net	$5,418	$4,757

Depreciation expense was $0.4 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively and $1.0 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

The inconsistencies in the DABRA catheter performance, the voluntary product recall and the reduction in the sales force resulted in lower current and expected revenues for the vascular segment, which led the Company to accelerate its annual testing for asset impairment into the third quarter. The Company concluded that there was no impairment at September 30, 2019.

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Compensation and related benefits	$622	$1,734
Accrued warranty (Note 7)	456	112
Accrued services	3,308	963
Accrued expenses	$4,386	$2,809

Note 7—Accrued Warranty

Activity in the product warranty accrual is included in accrued expenses above and consists of the following (in thousands):

	For the Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Balance at beginning of period	$112	$87
Increase in warranty accrual	850	287
Claims satisfied	(506)	(262)
Accrued warranty	$456	$112

Warranty expense was $0.1 million and $30,000 for the three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. The three and nine month periods ended September 30, 2019 include $26,000 and $0.2 million, respectively, relating to the recall of catheters. Warranty expense is included in cost of revenue in the accompanying condensed statements of operations.

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

At September 30, 2019 the weighted average remaining lease term was eight years. The operating leases are included in the balance sheet at the present value of the lease payments at a 7% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate.

For the three and nine months ended September 30, 2019, operating lease expense was $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2019, cash paid was $0.1 million and $0.3 million, respectively. Rent expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively. Operating lease right-of-use assets amortization was $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively. Variable costs are de minimis.

The following table presents the lease liabilities within the condensed balance sheet, related to the Company’s operating leases as of September 30, 2019 (in thousands):

Years Ending December 31,
2019 (remaining three months)	$125
2020	514
2021	528
2022	432
2023	445
2024	459
Thereafter	1,459
Total operating lease payments	$3,962
Less: imputed interest	(952)
Total operating lease liabilities	$3,010

The following table presents the future minimum rental payments due as of December 31, 2018 (in thousands):

Years Ending December 31,
2019	$500
2020	514
2021	528
2022	432
2023	445
Thereafter	1,918
Total	$4,337

Note 9—Loss per Share

The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share would reflect the effects of potentially dilutive securities, if any.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at September 30, 2019 consisted of stock options of 1,869,127, restricted stock units of 1,021,977 and Employee Stock Purchase Plan shares of 15,334. At September 30, 2018 basic and diluted loss per share were the same.

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

In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on September 25, 2018. As of September 30, 2019, 1,970,386 shares of common stock are reserved for future issuance pursuant to the Company’s 2018 Plan. In addition, the shares reserved for issuance under the 2018 Plan include (1) those shares reserved but unissued under the Compensation Plan as of the date of stockholder approval of the 2018 Plan and (2) shares of common stock subject to or issued pursuant to awards granted under the Compensation Plan that, after the date of stockholder approval of the 2018 Plan, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by us (provided that the maximum number of shares that may be added to the 2018 Plan pursuant to (1) and (2) is 3,300,000 shares). The 2018 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code to the Company’s employees and any of the Company’s parent and subsidiary corporations’ employees, if applicable, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees, if applicable, and consultants. The number of shares available for issuance under the Company’s 2018 Plan also includes an annual increase on the first day of each fiscal year beginning with our 2019 fiscal year, equal to the least of 1) 1,632,134 shares; 2) five percent (5%) of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or 3) such other amount as our board of directors may determine.

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

A summary of the activity and related information of the Communicated Option Awards classified as liabilities and communicated during the nine months ended September 30, 2018, is presented below:

	Liability- Classified Awards (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	933,500	$3.92	3.57	$19,676
Granted	170,000	25.00
Forfeited	(67,000)	5.33
Cancelled and settled with Replacement Awards	(1,036,500)	7.29		22,442
Outstanding at September 30, 2018	—	$—	—	$—
Exercisable at September 30, 2018	—	$—	—	$—
Vested and expected to vest at September 30, 2018	—	$—	—	$—

A summary of the activity and related information of the stock options issued during the nine months ended September 30, 2019 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	1,920,100	$28.59	9.43	$—
Granted	—	—
Forfeited	(50,973)	19.15
Outstanding at September 30, 2019	1,869,127	$28.85	7.09	$—
Exercisable at September 30, 2019	917,896	$28.94	6.78	$—
Vested and expected to vest at September 30, 2019	1,869,127	$28.85	7.09	$—

A summary of the activity and related information of the restricted stock units issued during the nine months ended September 30, 2019 is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,494,111	$26.91
Granted	297,798	3.97
Vested and released	(709,537)	28.94
Forfeited	(60,395)	9.61
Outstanding at September 30, 2019	1,021,977	$20.17

At September 30, 2019 there are 383,297 restricted stock units vested and outstanding that will be released as soon as practicable after the filing of this Form 10-Q.

Stock-based compensation expense recorded in operating expenses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selling, general and administrative	$6,603	$1,370	$19,286	$5,328
Research and development	254	83	1,440	992
Stock-based compensation in operating expenses	$6,857	$1,453	$20,726	$6,320

Stock-based compensation amounts of $0.4 million and $0.1 million were capitalized to inventory and property and equipment during the three months ended September 30, 2019 and 2018, respectively. Stock-based compensation of $1.4 million and $0.4 million were capitalized to inventory and property and equipment during the nine months ended September 30, 2019 and 2018, respectively.

Unrecognized compensation expense for stock options issued as of September 30, 2019 was $8.8 million and is expected to be recognized over a weighted-average period of 1.7 years. Unrecognized compensation expense for the restricted stock units as of September 30, 2019 was $6.0 million and is expected to be recognized over a weighted-average period of 0.7 years.

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

Nine Months Ended September 30,
2018
Risk-free interest rate	2.49%
Volatility	34.13%
Expected dividend yield	0.00%
Expected life	2.9

The weighted-average fair value for Communicated Option Awards granted during the nine months ended September 30, 2018 was $14.00. There were no Communicated Option Awards granted during the three months ended September 30, 2018. The Company’s shares were not traded on any public market during the term of the Communicated Option Awards. The common stock value as of the date of grant was based on the share price of recent equity issuances, if available. If there were no such recent transactions, the Company’s share valuation was estimated. As of the date of the modification of the Communication Option Awards, which resulted in the settlement of the stock-based compensation liability, the common stock price was estimated utilizing a hybrid method, a combination of the Probability Weighted Expected Return Method (“PWERM”) and Option Pricing Model (“OPM”). The estimate incorporated a near-term IPO scenario using PWERM weighted at 80%. Other near-term exit events, a long-term stay private case, and dissolution were all considered as non-IPO scenarios using OPM, and were weighted at 20%. The estimate also reflected a 10% and 15% discount for lack of marketability under PWERM and OPM, respectively. The risk free interest rate approximates the implied yield available on United States Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatilities of certain “guideline” companies. Expected dividend yield is based on dividends historically paid by the Company. The expected life is based on the “simplified” method using the average of the term and vesting period.

No stock options were issued under the 2018 Plan during the nine months ended September 30, 2019.

The fair value of the stock options issued under the Compensation Plan was estimated using the Black Scholes option pricing model and the weighted-average assumptions used in the model are noted in the following table:

Nine Months Ended September 30,
2018
Risk-free interest rate	2.84%
Volatility	42.18%
Expected dividend yield	0.00%
Expected life	6.0

The Company’s 2018 Employee Stock Purchase Plan (ESPP) became effective in September 2018. A total of 446,160 shares of common stock are available for sale under our ESPP as of September 30, 2019. Under the Company’s ESPP, eligible employees are allowed to purchase the Company’s stock at a discounted price, which is 85% of the lower market price of the Company’s common stock at the beginning or at the end of the six-month purchase period. The Company issued 9,207 shares in exchange for $37,000 in the nine months ended September 30, 2019 under the ESPP. The number of shares of common stock that will be available for sale under the ESPP also includes an annual increase on the first day of each fiscal year beginning with our 2019 fiscal year, equal to the least of (1) 296,752 shares; (2) one and one quarter percent (1.25%) of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the administrator may determine.

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

Other Litigation

On August 30, 2018, Strata Skin Sciences, Inc. (“Strata”) and Uri Geiger, a member of the board of directors of Strata Skin Sciences, Inc. filed an action against the Company in Pennsylvania State Court, Montgomery County (Civil Action No. 18-21421) (the “Pennsylvania Case”), requesting declaratory relief that: (1) Strata and Mr. Geiger are not liable for tortious interference, defamation, libel, or unfair competition based on an e-mail by Mr. Geiger to an investment bank (the “Geiger Email”); (2) Strata and Mr. Geiger made no actionable statements about the Company to such investment bank; (3) the Company cannot enforce the 2011 settlement and release agreement between the Company and PhotoMedex, Inc. (“Settlement Agreement”) against Strata; and (4) that any dispute regarding the Geiger Email does not relate to the Settlement Agreement. The action filed by Strata and Mr. Geiger does not request any monetary damages. The Company believes that the action by Strata and Mr. Geiger was filed as a response to a letter that the Company sent to Strata on August 22, 2018 demanding that Strata and Mr. Geiger cease and desist from making statements about alleged patent infringement and affirmatively retract the statements made in the Geiger Email. The Company was served with the action on August 31, 2018, and responded with preliminary objections to the action on September 19, 2018. The court overruled the Company’s preliminary arguments on April 29, 2019. The Company filed a motion for summary judgment on July 17, 2019 for the court to rule that the Company can enforce the Settlement Agreement against Strata. The Company believes that Strata’s action in the Pennsylvania Case lacks merit, and plans to vigorously oppose the action on procedural and substantive grounds within the prescribed time limits. No loss is probable or reasonably possible as of September 30, 2019.

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

The following tables summarize segment performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Vascular	$226	$789	$1,121	$973
Dermatology	1,682	1,275	4,688	3,296
Net revenue	$1,908	$2,064	$5,809	$4,269
Vascular	$920	$579	$3,510	$1,050
Dermatology	1,505	701	3,590	1,956
Cost of revenue	$2,425	$1,280	$7,100	$3,006
Vascular	$(694)	$210	$(2,389)	$(77)
Dermatology	177	574	1,098	1,340
Gross (loss) profit	$(517)	$784	$(1,291)	$1,263

Generally, all assets are common assets, except for lasers placed with customers, which are a subset of property and equipment. The net book value of demonstration lasers and lasers placed with customers aggregated in the vascular segment was $2.7 million and $2.2 million as of September 30, 2019 and December 31, 2018, respectively. The net book value of the demonstration lasers and lasers placed with customers aggregated in the dermatology segment was $0.8 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively.

Sales to one individual customer and country accounted for 13% of revenue in the three months ended September 30, 2019. No sales to an individual customer or country other than the United States accounted for more than 10% of net revenue for the three months ended September 30, 2018 and the nine months ended September 30, 2019 and 2018. Net revenue, classified by the major geographic areas in which our customers are located, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$1,618	$1,992	$5,219	$3,900
All other countries	290	72	590	369
Net revenue	$1,908	$2,064	$5,809	$4,269

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Filing Delay; Audit Committee Investigation

The filing of this quarterly report on Form 10-Q was delayed allowing the Audit Committee of our board of directors to conduct an investigation related to an initially anonymous complaint, as well as additional matters discovered during the course of the investigation. As a result of the findings from the investigation as described below, it was determined that that no adjustments to past financial statements were appropriate or required. With the filing of this report along with our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2019 we are current with our SEC filing obligations.

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

Overview

We are a commercial-stage medical device company leveraging our advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases. We believe our products enhance patients’ quality of life by restoring blood-flow in arteries and clearing chronic skin conditions. Following the evaluation period for DABRA and once our customers decide to continue using DABRA in their facilities, we typically enter into DABRA laser commercial usage agreements or DABRA laser placement acknowledgements with each customer, which we refer to collectively as Usage Agreements. The terms of the Usage Agreements vary by customer, but each Usage Agreement provides for the specific terms of continued use of DABRA, including periodic maintenance fees and do not provide for a minimum purchase obligation. As of September 30, 2019, we had 71 lasers at customer sites under signed Usage Agreements with varying volumes of purchases.

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

Pharos is our excimer laser device that emits highly concentrated ultraviolet light and is used as a tool in the treatment of dermatological skin disorders. Physicians use Pharos by applying 308 nanometer ultraviolet light to the skin. The FDA has granted 510(k) clearance to market Pharos in the U.S. for psoriasis, vitiligo, atopic dermatitis, and leukoderma. Pharos was granted CE mark approval in September of 2016 for use in the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma by the application of UVB ultraviolet light. We have also received clearance to market Pharos from the China Food and Drug Administration, or CFDA and the Saudi Food and Drug Authority, or SFDA, in the applicable jurisdictions. Pharos was commercialized in 2004 and we have shipped over 1,000 systems to customers globally through September 30, 2019. Pharos is in use in nearly every U.S. state and in over 20 markets including several non-U.S. countries. While we have entered into periodic fee arrangements, our primary strategy is to sell Pharos. We recognize additional recurring revenue from the sale of extended warranty service contracts for Pharos. In July 2019, we announced updates to the design and performance of Pharos, including updated software designed to deliver faster treatments, as well as a more ergonomic handpiece.

We incurred net losses of $47.2 million and $30.8 million for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, and had an accumulated deficit of $107.4 million as of September 30, 2019. As of September 30, 2019, we had available cash and cash equivalents and short-term investments of approximately $40.5 million and had current liabilities of approximately $8.0 million and long-term liabilities of approximately $4.3 million, which includes operating lease liabilities relating to our building leases of $2.7 million and equipment financings of $0.4 million. Since inception, we have financed our operations primarily through sales of our products and services, the net proceeds from our initial public offering, and, to a lesser extent, private placements of our common stock and equipment financing arrangements. We expect to continue to incur net losses for the near term as we commercialize our products in the U.S., including remedying the inconsistencies in our DABRA catheter performance, optimizing our manufacturing facilities, continuing research and development efforts, and seeking regulatory clearance for new products and product enhancements, including new indications, both in the U.S. and in select non-U.S. markets. We may need additional funding to pay expenses relating to our operating activities, including selling, general and administrative expenses and research and development expenses. If needed, adequate funding may not be available to us on commercially acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, financial condition, and results of operations.

Recent Developments

In the fourth quarter of 2018 and first quarter of 2019, we experienced inconsistencies in our DABRA catheter performance. We believed at the time, that these inconsistencies related to controlling the temperature of the oven used in the manufacturing process, which we had previously referred to as production limitations. These inconsistencies led to an increase in the number of catheters that failed to calibrate at customer sites, despite calibrating successfully during our quality assurance steps. During that same period, our sales team noted higher rates of non-calibration of catheters at customer physician offices. The higher than anticipated rates of non-calibration resulted in customer dissatisfaction with the product, resulting in what we believe to be fewer purchases by our customers and therefore lower revenue during the fourth quarter of 2018 and in 2019, however, such amount is not determinable. In response, we upgraded our temperature control regulator and made certain changes in our production flow and validated the changes that we believed corrected the production limitations. After manufacturing several well-performing lots with this upgraded process, the percentage of catheters that failed to calibrate began to increase after decreasing during April and May 2019. After collecting field data and performing internal testing, we observed that while catheters can perform satisfactorily up to one year, catheters that were more than two months from sterilization, had a significantly higher rate of non-calibration than catheters that were within two months from sterilization. As a result, in September 2019, we initiated a recall of our catheters to relabel them from a 12 month to a two month shelf life, which we believe will significantly reduce the number of catheters that fail to calibrate. The product related costs associated with the recall are aggregated in cost of revenue in the accompanying condensed statements of operations and amounted to $26,000 and $0.2 million for the three and nine months ended September 30, 2019, respectively. Until our DABRA catheters consistently calibrate in the field, DABRA sales may continue to be adversely impacted and we will continue to incur additional costs.

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

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, benefits, travel expense, sales commissions and stock-based compensation expense. Other SG&A expenses include promotional activities, marketing, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses, allocated facilities-related expenses and shipping and handling costs. In August 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions of our sales and marketing teams. We have reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to 6 employees as of November 11, 2019. In the near term, we intend to focus on servicing priority existing accounts while we prioritize remedying the inconsistencies in our DABRA catheter performance. We expect continued increases in legal, accounting, insurance and other expenses associated with the legal proceedings discussed in Note 11, “Commitments and Contingencies,” in the notes to the condensed financial statements and with being a public company, compared to the three and nine months ended September 30, 2018 when we were privately held.

Results of Operations

The following table shows our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change $	2019	2018	Change $
Statements of operations data:
Net revenue
Product sales	$1,078	$1,248	$(170)	$3,256	$1,958	$1,298
Service and other	830	816	14	2,553	2,311	242
Total net revenue	1,908	2,064	(156)	5,809	4,269	1,540
Cost of revenue
Product	1,518	886	632	4,848	1,875	2,973
Service and other	907	394	513	2,252	1,131	1,121
Total cost of revenue	2,425	1,280	1,145	7,100	3,006	4,094
Gross (loss) profit	(517)	784	(1,301)	(1,291)	1,263	(2,554)
Operating expenses:
Selling, general and administrative	15,889	5,366	10,523	42,907	15,621	27,286
Research and development	1,182	224	958	3,692	1,532	2,160
Total operating expenses	17,071	5,590	11,481	46,599	17,153	29,446
Operating loss	(17,588)	(4,806)	(12,782)	(47,890)	(15,890)	(32,000)
Other income (expense), net	173	(1)	174	684	(2)	686
Loss before income taxes	(17,415)	(4,807)	(12,608)	(47,206)	(15,892)	(31,314)
Income tax expense	3	—	3	8	3	5
Net loss	$(17,418)	$(4,807)	$(12,611)	$(47,214)	$(15,895)	$(31,319)

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

Net revenue

The following table shows our net revenue from our two segments (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change $	2019	2018	Change $
Vascular	$226	$789	$(563)	$1,121	$973	$148
Dermatology	1,682	1,275	407	4,688	3,296	1,392
Total net revenue	$1,908	$2,064	$(156)	$5,809	$4,269	$1,540

Vascular

Net revenue was $0.2 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively. The $0.6 million decrease was due to decreased catheter sales due to the inconsistencies experienced in our DABRA catheter performance.

Net revenue was $1.1 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. The $0.1 million increase was due to a nominal increase in catheters sold.

We expect our net revenue to decrease in the near term with our reduced sales force and as focus on remedying the inconsistencies in our DABRA catheter performance. Over the longer term, if we are able to improve the consistency of our catheter performance and introduce design changes to the catheter, we believe we will be able to increase our vascular revenue.

Dermatology

Net revenue was $1.7 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $0.4 million was due primarily to increases in direct unit product sales.

Net revenue was $4.7 million and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of approximately $1.4 million was due primarily to an increase of $1.2 million in direct unit product sales and $0.2 million in service revenue.

Cost of revenue

The following table shows our cost of revenue from our two segments (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change $	2019	2018	Change $
Vascular	$920	$579	$341	$3,510	$1,050	$2,460
Dermatology	1,505	701	804	3,590	1,956	1,634
Total cost of revenue	$2,425	$1,280	$1,145	$7,100	$3,006	$4,094

Vascular

Cost of revenue was $0.9 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $0.3 million was due to increased labor and overhead costs to support the continued efforts to remedy the inconsistencies in our DABRA catheter performance and depreciation expense related to our lasers at our customer sites.

Cost of revenue was $3.5 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively. The $2.4 million increase was due to (i) stock-based compensation expense due to continued expenses related to the modification accounting treatment of Replacement Awards that took place in the second quarter of 2018, (ii) increased labor, material and overhead costs to support the continued efforts to remedy the inconsistencies in our DABRA catheter performance and warranty costs of replacement units, including $0.2 million relating to the recall of catheters and (iii) maintenance costs and depreciation expense related to our lasers at our customer sites.

Dermatology

Cost of revenue was $1.5 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively. The increase of approximately $0.8 million was primarily due to an increase in direct unit product sales and increased service costs due to increases in stock-based compensation expense due to continued expenses related to the modification accounting treatment of Replacement Awards that took place in the second quarter of 2018, depreciation expense and maintenance costs.

Cost of revenue was $3.6 million and $2.0 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of approximately $1.6 million was primarily due to an increase in direct unit product sales and increased service costs due to increases in stock-based compensation expense due to continued expenses related to the modification accounting treatment of Replacement Awards that took place in the second quarter of 2018, depreciation expense and maintenance costs.

Gross profit (loss)

The following table shows our gross profit (loss) from our two segments (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change $	2019	2018	Change $
Vascular	$(694)	$210	$(904)	$(2,389)	$(77)	$(2,312)
Dermatology	177	574	(397)	1,098	1,340	(242)
Total gross (loss) profit	$(517)	$784	$(1,301)	$(1,291)	$1,263	$(2,554)

Vascular

Gross loss was $0.7 million for the three months ended September 30, 2019 compared to gross profit of $0.2 million for the three months ended September 30, 2018. The $0.9 million increase in gross loss was due to increased labor and overhead costs to support the continued efforts to remedy the inconsistencies in our DABRA performance and depreciation expense related to our lasers at our customer sites.

Gross loss was $2.4 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. The $2.3 million increase in gross loss was primarily due to (i) stock-based compensation expense due to continued expenses related to the modification accounting treatment of Replacement Awards that took place in the second quarter of 2018, (ii) increased labor, material and overhead costs to support the continued efforts to remedy the inconsistencies in our DABRA catheter performance and warranty costs of replacement units, including $0.2 million relating to the recall of catheters and (iii) maintenance costs and depreciation expense related to our lasers at our customer sites.

We expect our gross profit (loss) to be negatively impacted in the short term with our reduced sales force and as we continue efforts to remedy the inconsistencies in our DABRA catheter performance.

Dermatology

Gross profit was $0.2 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively. The decrease of $0.4 million was primarily due to increased costs of service.

Gross profit was $1.1 million and $1.3 million for the nine months ended September 30, 2019 and 2018. The decrease of $0.2 million was primarily due to increased costs of service.

General

Selling, general and administrative expenses

SG&A expenses were $15.9 million and $5.4 million for the three months ended September 30, 2019 and 2018, respectively. The $10.5 million increase was primarily related to increases of (i) $5.2 million in stock-based compensation expense primarily due to continued expenses related to the modification accounting treatment of Replacement Awards that took place in the second quarter of 2018 and new grants, (ii) $3.3 million increase in legal expense primarily due to the investigation conducted by the Audit Committee, (iii) $1.1 million in salary, benefits, recruiting expenses and other personnel-related costs due to expanding our sales force and hiring administrative staff to operate as a public company, (iv) $0.6 million in outside services to operate as a public company, including audit, consulting, board of directors and investor relations fees, including $0.1 million related to the investigation conducted by the Audit Committee, (v) $0.4 million in insurance due to being publicly traded and a decrease of $0.1 million in other costs. Note 10 to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q more fully describes the accounting treatment for stock-based compensation awards.

SG&A expenses were $42.9 million and $15.6 million for the nine months ended September 30, 2019 and 2018, respectively. The $27.3 million increase was to primarily related to increases of (i) $14.0 million in stock-based compensation expense primarily due to continued expenses related to the modification accounting treatment of Replacement Awards that took place in the second quarter of 2018 and new grants, (ii) $5.5 million in salary, benefits, recruiting expenses and other personnel-related costs due to expanding our sales force and hiring administrative staff to operate as a public company, (iii) $3.5 million increase in legal expense primarily due to the Audit Committee investigation and litigation (iv) $1.4 million in outside services to operate as a public company, including audit, consulting, board of directors and investor relations fees including $0.1 million related to the investigation conducted by the Audit Committee, (v) $0.9 million in insurance due to being publicly traded, (vi) $0.7 million in travel and trade shows, (vii) $0.6 million in sales training related costs and (viii) $0.7 million in other costs including freight, allowance for doubtful accounts and depreciation. Note 10 to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q more fully describes the accounting treatment for stock-based compensation awards.

Research and development expenses

R&D expenses were $1.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. The $1.0 million increase was due to $0.5 million increase in personnel costs, supplies and consulting expenses, $0.3 million in clinical study expenses and $0.2 million increase in stock-based compensation expense.

R&D expenses were $3.7 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. The $2.2 million increase was primarily due to increases of $1.3 million in personnel costs, supplies and consulting expenses, $0.5 million in clinical study expenses and $0.4 million in stock-based compensation expense.

Other income (expense), net

Other income (expense), net was net other income of $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively. Other expense was de minimis for the three months and nine months ended September 30, 2018. In 2019, other income was primarily comprised of interest income on the net proceeds from the IPO that were received in October 2018. Other income is offset by interest expense primarily related to the significant financing component for multi-year warranty service contracts.

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

The following is a reconciliation of Net loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statement of Operations Data:
Net loss	$(17,418)	$(4,807)	$(47,214)	$(15,895)
Depreciation and amortization	460	157	1,291	388
Interest income	(245)	—	(870)	—
Interest expense	72	1	186	2
Income tax expense	3	—	8	3
EBITDA	(17,128)	(4,649)	(46,599)	(15,502)
Stock-based compensation	7,277	1,510	22,154	6,714
Adjusted EBITDA	$(9,851)	$(3,139)	$(24,445)	$(8,788)

Adjusted EBITDA was negative $9.9 million compared to negative $3.1 million for the three months ended September 30, 2019 and 2018, respectively and a negative $24.4 million compared to a negative $8.8 million for the nine months ended September 30, 2019 and 2018, respectively. The change in Adjusted EBITDA primarily reflects higher selling, general and administrative costs, including salary, benefits, travel, recruiting expenses, legal fees and consulting costs due to increased personnel and operating as a public company, including the investigation conducted by the Audit Committee.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents and short-term investments of $40.5 million and accumulated deficit of $107.4 million. Our primary sources of capital have been from the sale of our products and services, the net proceeds of $67.3 million from our initial public offering, and, to a lesser extent, private placements of common stock and equipment financing arrangements.

We believe that our cash and cash equivalents and short-term investments as of September 30, 2019 will be sufficient to fund our operations for at least the next 12 months. In the near term, we expect our recurring costs to decrease as a result of our cost savings initiatives. In August 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions of our sales and marketing teams. We have reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to 6 employees as of November 11, 2019. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. The efficiency and cost-savings initiatives are expected to reduce recurring operating expenses and enable us to efficiently align our resources in areas we believe provide the greatest benefit, but if our efficiency and cost reduction efforts are unsuccessful, our cash position could be negatively impacted and we may, among other things, be required to seek other sources of financing.

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

•	the extent to which our products are adopted by the physician community;
•	the ability of our customers to obtain adequate reimbursement from third-party payors for procedures performed using DABRA;
•	the degree of success we experience in commercializing our excimer lasers and related consumables;
•	the costs, timing and outcomes of any future clinical studies and regulatory reviews, including to seek and obtain approvals for new indications for our products;
•	the costs and timing of developing variations of our excimer lasers, and, if necessary, obtaining FDA clearance to market such variations;
•	the costs associated with any future expansion of our U.S. and international sales and marketing infrastructure and our manufacturing operations;
•	the emergence of competing or complementary technologies;
•	the number and types of future products we develop and commercialize;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the level of our selling, general and administrative expenses.

Cash Flows

	Nine Months Ended September 30,
	2019	2018	Change $
Net cash (used in) provided by:
Operating activities	$(23,601)	$(10,109)	$(13,492)
Investing activities	(25,984)	(424)	(25,560)
Financing activities	(218)	7,211	(7,429)
Net decrease in cash and cash equivalents	$(49,803)	$(3,322)	$(46,481)

Net cash used in operating activities

Net cash used in operating activities was $23.6 million for the nine months ended September 30, 2019, consisting of a net loss of $47.2 million and offset by non-cash charges of $23.7 million, consisting of stock-based compensation expense, depreciation and amortization and allowance for doubtful accounts.

Net cash used in operating activities was $10.1 million for the nine months ended September 30, 2018, consisting of a net loss of $15.9 million partially offset by non-cash charges of $6.7 million of stock-based compensation, and $0.4 million of depreciation expense.

Net cash used in investing activities

Net cash used in investing activities was $26.0 million for the nine months ended September 30, 2019, consisting $36.5 million to purchase short-term investments, $10.7 million from proceeds of sales of investments and $0.2 million for manufacturing equipment and vehicles for our sales force to transport our laser equipment.

Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2018, consisting primarily of purchases of manufacturing equipment, tenant improvements and vehicles for our sales force to transport our laser equipment.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2019 for payments on our financed equipment of $0.3 million, offset by proceeds from issuance of common stock related to the employee stock purchase plan of $37,000.

Net cash provided by financing activities was $7.2 million for the nine months ended September 30, 2018, and was primarily a result of proceeds of $7.9 million from the issuance of common stock related to a private placement financing, partially offset by $0.7 million in payments related to our planned initial public offering and $33,000 of payments on our financed equipment.

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

Contractual Obligations

During the nine months ended September 30, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

We had cash and cash equivalents of $14.5 million and short-term investments of $26.0 million as of September 30, 2019, which came from sales of our products and services, the net proceeds from our initial public offering and, to a lesser extent, private placements of common stock and equipment financing arrangements. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As of September 30, 2019, the effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer, who is also serving as our Interim Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, who is also serving as our Interim Chief Executive Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Based upon our evaluation our Chief Financial Officer, who is also serving as our Interim Chief Executive Officer, concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting that are described below. Notwithstanding the material weaknesses, management has concluded that the Company’s unaudited financial statements for the periods covered by and included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (“GAAP”) for each of the periods presented herein.

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

Changes in Internal Control over Financial Reporting

Other than the remediation steps taken above, there were no additional changes in our internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2019, we had cash and cash equivalents and short-term investments of $40.5 million. On October 1, 2018, we completed our initial public offering, selling 4,485,000 shares of our common stock at $17.00 per share. Proceeds from our initial public offering, net of underwriting discounts and commissions and offering expenses, were $67.3 million. We believe that our existing cash and cash equivalents, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months.

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

We incurred net losses of $30.8 million and $17.8 million for the years ended December 31, 2018 and 2017, respectively, and a net loss of $47.2 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $107.4 million. We expect to continue to incur significant manufacturing, product development, regulatory and other expenses as we continue to remedy the inconsistencies in our DABRA catheter performance, to obtain regulatory clearances or approvals for our products in additional jurisdictions and for additional indications, and to develop new products or add new features to our existing products. In addition, our general and administrative expenses have increased following our initial public offering and we expect these costs to continue to increase due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for an extended period of time. Our failure to achieve or maintain profitability would have a material adverse effect on our business, financial condition, and results of operations and could negatively impact the value of our common stock.

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

We market and sell DABRA for use as a tool in the treatment of vascular blockages resulting from lower extremity vascular disease and Pharos for use in the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. Although physicians, in the practice of medicine, may prescribe or use marketed products for unapproved indications, manufacturers may promote their products only for the approved indications and in accordance with the provisions of the approved label. However, one of our strategies in the future is to pursue additional vascular indications for DABRA and additional dermatological indications for Pharos. Submitting the required applications for additional indications may require substantial additional funding beyond our cash and cash equivalents and short-term investments as of September 30, 2019. We cannot assure you that we will be able to successfully obtain approval for any of these additional product indications through the application process or that a premarket FDA submission may not be necessary.

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

We partner with distributors for DABRA and Pharos in select geographies outside of the U.S. For the nine months ended September 30, 2019, approximately 10% of our sales were outside of the U.S. We may not be able to collect all of the funds owed to us by our foreign distributors. Some foreign distributors may experience financial difficulties, including bankruptcy, which may hinder our collection of accounts receivable. Where we extend credit terms to distributors, we periodically review the collectability and creditworthiness when determining the payment terms for such distributors. If our uncollectible accounts exceed our expectations, this could adversely impact our operating results. In addition, failure by our foreign distributors to comply with the Foreign Corrupt Practices Act or similar laws, insurance requirements, or other contract terms could have a negative impact on our business. Failure to manage the risks related to our foreign distributors would have a material adverse effect on our business, financial condition, and results of operations.

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

At September 30, 2019, we had 99 full-time employees. In August 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions of our sales and marketing teams. We have reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to 6 employees as of November 11, 2019.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”). We received a deficiency notice on August 20, 2019, indicating that the we are not in compliance with the NYSE’s continued listing requirements under the timely filing criteria established in Section 802.01E of the NYSE Listed Company Manual as a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. However, we must also continue to meet other NYSE listing standards, including requirements that our average market capitalization over a consecutive 30 trading-day period not be less than $50 million at the same time shareholders' equity is less than $50 million, that our average market capitalization over a consecutive 30 trading-day period not be less than $15 million and that the common stock not trade at an “abnormally low” value. As of November 20, 2019, our market capitalization is $19.6 million. There can be no assurance that we will be able to successfully implement the necessary actions to maintain or regain compliance with NYSE listing requirements or that any appeal of a decision to delist the Company’s common stock would be successful.

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

As of September 30, 2019, our executive officers, directors, and 10% stockholders owned approximately 39% of the outstanding shares of our common stock. In addition, as of September 30, 2019, our officers, directors, 10% stockholders, and their affiliates held (i) options to purchase an aggregate of 1,221,000 shares of our common stock at exercise prices of $28.94 per share; and (ii) 1,076,992 restricted stock units, which would give our officers, directors, and 10% stockholders ownership of approximately 44% of our outstanding common stock if such awards are fully vested and are exercised in full. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, which could have a material adverse effect on our business, financial condition, and results of operations.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2019, we had outstanding 13,407,995 shares of our common stock.

In addition, pursuant to our 2018 Equity Incentive Plan, or 2018 Plan, equity incentive awards representing up to an aggregate of 1,970,386 shares of our common stock were available for issuance to our employees, directors and consultants as of September 30, 2019. The 2018 Plan includes an annual increase in the number of shares available for future grant each year pursuant to the “evergreen” provision of our 2018 Plan. Additionally, pursuant to our 2018 Employee Stock Purchase Plan, or ESPP a total of 446,160 shares were available for sale under our ESPP as of September 30, 2019. The ESPP also includes an annual increase in the number of shares available for sale under our ESPP each year pursuant to the “evergreen” provision of our ESPP. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

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