Form 10-Q
period 2020-03-31
Ra Medical Systems, Inc.
filed 2020-05-14
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 12, 2020, the registrant had 13,895,349 shares of common stock, par value $0.0001 per share, outstanding.

RA MEDICAL SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ra Medical Systems, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$18,437	$14,584
Short-term investments	5,003	15,993
Accounts receivable, net	684	786
Inventories	2,773	2,777
Prepaid expenses and other current assets	1,792	1,860
Total current assets	28,689	36,000
Property and equipment, net	4,687	5,050
Operating lease right-of-use-assets	2,749	2,835
Other non-current assets	175	196
TOTAL ASSETS	$36,300	$44,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,356	$1,532
Accrued expenses	2,082	2,642
Current portion of deferred revenue	1,964	2,029
Current portion of equipment financing	293	293
Current portion of operating lease liabilities	327	318
Total current liabilities	6,022	6,814
Deferred revenue	1,082	1,232
Equipment financing	189	265
Operating lease liabilities	2,533	2,620
Total liabilities	9,826	10,931
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 authorized at March 31, 2020 and December 31, 2019, respectively; none issued	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 13,895,349 and 13,770,349 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	151,327	150,280
Accumulated deficit	(124,858)	(117,157)
Accumulated other comprehensive income	4	26
Total stockholders’ equity	26,474	33,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,300	$44,081

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Net revenue
Product sales	$586	$894
Service and other	788	854
Total net revenue	1,374	1,748
Cost of revenue
Product sales	964	1,395
Service and other	620	547
Total cost of revenue	1,584	1,942
Gross loss	(210)	(194)
Operating expenses
Selling, general and administrative	6,285	13,229
Research and development	1,295	1,531
Total operating expenses	7,580	14,760
Operating loss	(7,790)	(14,954)
Other income (expense), net
Interest income	114	328
Interest expense	(25)	(48)
Total other income (expense), net	89	280
Loss before income tax expense	(7,701)	(14,674)
Income tax expense	—	—
Net loss	(7,701)	(14,674)
Basic and diluted net loss per share	$(0.56)	$(1.16)
Basic and diluted weighted average common shares outstanding	13,770	12,693

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Net loss	$(7,701)	$(14,674)
Other comprehensive loss:
Unrealized losses related to short-term investments	(22)	—
Total other comprehensive loss	$(22)	$—
Comprehensive loss	$(7,723)	$(14,674)

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,701)	$(14,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	493	303
Operating lease right-of-use-assets amortization	85	81
Provision for doubtful accounts	15	24
Stock-based compensation	1,047	7,745
Changes in operating assets and liabilities:
Accounts receivable	87	4
Inventories	(98)	(843)
Prepaid expenses and other assets	57	(107)
Accounts payable	(176)	286
Accrued expenses	(560)	(1,748)
Deferred revenue	(215)	53
Other liabilities	(77)	(68)
Net cash used in operating activities	(7,043)	(8,944)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities	11,000	—
Purchases of property and equipment	(28)	(165)
Net cash provided by (used in) investing activities	10,972	(165)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on equipment financing	(76)	(77)
Net cash used in financing activities	(76)	(77)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,853	(9,186)
CASH AND CASH EQUIVALENTS, beginning of period	14,584	64,315
CASH AND CASH EQUIVALENTS, end of period	$18,437	$55,129
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment included in equipment financing	$—	$188
Transfer from inventories to property and equipment for lasers	$102	$723
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$9	$13

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	13,770	$1	$150,280	$26	$(117,157)	$33,150
Common stock issued	125	—	—	—	—	—
Stock-based compensation	—	—	1,047	—	—	1,047
Other comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(7,701)	(7,701)
Balances at March 31, 2020	13,895	$1	$151,327	$4	$(124,858)	$26,474

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	12,689	$1	$126,925	$—	$(60,221)	$66,705
Adoption of accounting standard (See Note 2)	—	—	—	—	21	21
Balances at January 1, 2019	12,689	1	126,925	—	(60,200)	66,726
Common stock issued	148	—		—	—	—
Stock-based compensation	—	—	7,745	—	—	7,745
Net loss	—	—	—	—	(14,674)	(14,674)
Balances at March 31, 2019	12,837	$1	$134,670	$—	$(74,874)	$59,797

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

In July 2018, the Company reincorporated in Delaware. In connection with the Company’s initial public offering (“IPO”), which closed on October 1, 2018, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 300,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

COVID-19—The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The ultimate effects of the COVID-19 on the Company’s business, operations and financial condition are unknown at this time. In the near term, the Company expects that its revenue will be adversely impacted and enrollment in its atherectomy clinical trial will be delayed or slowed, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity. In addition, some customers are requesting more flexible payment terms on a temporary basis. The Company’s manufacturing facility located in Carlsbad, California is currently operational. Employee travel is limited to essential travel only and many employees are working from home when feasible. Due to the Company’s reduced commercial footprint and volume, it is not currently experiencing any shortages in supplies that would impact its ability to manufacture products sufficient to meet current demand and to support its atherectomy indication trial. However, the extent to which COVID-19 impacts its business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

Going Concern — The condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has experienced recurring net losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $124.9 million at March 31, 2020. In 2019, the Company used $33.2 million for operating activities. As of March 31, 2020, the Company had cash, cash equivalents and short-term investments of $23.4 million. Management expects operating losses and negative cash flows to continue for the foreseeable future with the Company’s reduced commercial footprint, and as the Company continues to incur costs related to its atherectomy clinical trial, engineering efforts to improve the shelf-life of its catheters and develop next generation products and legal costs associated with ongoing litigation. The Company also expects the COVID-19 pandemic to have a negative impact on its revenue and timing of enrollment in its atherectomy clinical trial, as well as the Company’s ability to secure additional financing in a timely manner or on favorable terms, if at all.

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

Note 2—Significant Accounting Policies

Interim condensed financial information—The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed balance sheets, results of operations, cash flows and statement of stockholders’ equity for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2020.

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

Revenue—The Company generates revenue from the sale of products and services. Product sales consist of the sale of DABRA and Pharos laser systems, the sale of catheters for use with the DABRA laser, and the sale of consumables and replacement parts. The Company’s sales agreements generally do not include right-of-return provisions for any form of consideration including partial refund or credit against amounts owed to the Company. Services and other revenue primarily consist of sales of extended warranty and billable services, including repair activity and income from rental of lasers.

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

Warranty Service Revenue

The Company typically provides a 12-month warranty with the purchase of its laser systems. Customers can extend the warranty period through the purchase of extended warranty service contracts. Extended warranty service contracts are sold with contract terms ranging from 12 to 60 months and cover periods after the end of the initial 12-month warranty period. The warranty provides the customer with maintenance services in addition to the assurance that the laser product complies with agreed-upon specifications. Therefore, the warranty service is treated as a separate performance obligation from the laser system. Warranty services are a stand-ready obligation, and the Company recognizes revenue on a straight-line basis over the service contract term. Warranty service revenue is included in service and other revenue in the statements of operations. Deferred revenue at December 31, 2019 was $3.3 million. Revenue recognized in the three months ended March 31, 2020 relating to amounts previously included in deferred revenue was $0.7 million. The deferred revenue greater than one year will be recognized during the remaining service period through 2024.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions. The capitalized costs are amortized to selling, general and administrative expense over the estimated period of benefit of the asset, which is the contract term. The Company elected to use the practical expedient to expense the costs to obtain a contract when the amortization period is less than one year. The Company has contract costs of $0.4 million and $0.3 million capitalized at December 31, 2019 and March 31, 2020, respectively.

Rental Income

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

These lease arrangements contain one lease component (the laser) and one nonlease component (warranty service) for which the Company elected the practical expedient to not separate the nonlease component from the lease component. The Company accounts for the combined lease component as an operating lease and recognizes lease income on a straight-line basis over the lease term. Rental income from lease arrangements for each of the three months ended March 31, 2020 and March 31, 2019 was $0.2 million.

Recently Adopted Accounting Pronouncements—In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company adopted this guidance on January 1, 2020 and there was no impact on the financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and the ASU allows for early adoption in any interim period after issuance of the update. The Company adopted this guidance of January 1, 2020 and there was no impact on the financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts and applies to all financial assets, including trade receivables. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020 and there was no material impact on the financial statements and related disclosures.

Note 3—Short-term Investments

A summary of debt securities by major security type is as follows as of March 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities - available-for-sale:
U.S. government securities	$4,999	$11	$(7)	$5,003
Total debt securities	$4,999	$11	$(7)	$5,003

All debt securities are due in less than one year.

A summary of debt securities by major security type is as follows as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities-available-for-sale:
U.S. agency securities	$1,000	$—	$—	$1,000
U.S. government securities	14,967	26	—	14,993
Total debt securities	$15,967	$26	$—	$15,993

The following table presents the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of March 31, 2020
Money market funds	$16,337	$16,337	$—	$—
U.S. government securities	$5,003	$5,003	$—	$—
As of December 31, 2019
Money market funds	$13,219	$13,219	$—	$—
U.S. government securities	$14,993	$14,993	$—	$—
U.S. agency securities	$1,000	$—	$1,000	$—

Note 4—Inventories

Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$2,289	$2,300
Work in process	273	215
Finished goods	211	262
Inventories	$2,773	$2,777

Note 5—Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Lasers	$4,794	$4,671
Automobiles	1,072	1,109
Machinery and equipment	841	841
Computer hardware and software	348	348
Leasehold improvements	119	119
Furniture and fixtures	48	48
Construction in progress	51	23
Property and equipment, gross	7,273	7,159
Accumulated depreciation	(2,586)	(2,109)
Property and equipment, net	$4,687	$5,050

Depreciation expense was $0.5 million $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Compensation and related benefits	$471	$1,163
Accrued warranty (Note 7)	302	338
Accrued services	1,309	1,141
Accrued expenses	$2,082	$2,642

Note 7—Accrued Warranty

Activity in the product warranty accrual is included in accrued expenses above and consists of the following (in thousands):

	For the Three Months Ended March 31, 2020	Year Ended December 31, 2019
Balance at beginning of period	$338	$112
Increase in warranty accrual	32	889
Change in liability for pre-existing warranties	—	(28)
Claims satisfied	(68)	(635)
Accrued warranty	$302	$338

Warranty expense was $32,000 and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The accrued warranty balances at March 31, 2020 and December 31, 2019 each include $0.2 million relating to the voluntary recall of catheters, which occurred in September 2019. Warranty expense is included in cost of revenue in the accompanying condensed statements of operations.

Note 8—Leases

The Company has two operating leases for office and manufacturing space which requires it to pay base rent and certain utilities. Monthly rent expense is recognized on a straight-line basis over the terms of the leases, which expire in 2027 and 2021.

At March 31, 2020 the weighted average remaining lease term was eight years. The operating leases are included in the balance sheet at the present value of the lease payments at a 7% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate.

For each of the three months ended March 30, 2020 and 2019, operating lease expense and cash paid for leases were $0.1 million. Operating lease right-of-use assets amortization was $0.1 million for each the three months ended March 31, 2020 and 2019. Variable costs are de minimis.

The following table presents the lease liabilities within the condensed balance sheet, related to the Company’s operating leases as of March 31, 2020 (in thousands):

Years Ending December 31,
2020 (remaining nine months)	$386
2021	528
2022	432
2023	445
2024	459
2025	472
Thereafter	987
Total operating lease payments	$3,709
Less: imputed interest	(849)
Total operating lease liabilities	$2,860

Note 9—Loss per Share

The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share would reflect the effects of potentially dilutive securities, if any.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at March 31, 2020 consisted of stock options of 3,722,397, restricted stock units of 297,626, restricted stock awards of 125,000 and Employee Stock Purchase Plan shares of 61,840.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at March 31, 2019 consisted of stock options of 1,908,100 and restricted stock units of 1,369,147.

Note 10—Stock-Based Compensation

In March 2020 the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) with the purpose of attracting, retaining and incentivizing employees in furtherance of the Company’s success. The 2020 Plan was adopted without stockholder approval pursuant to Rule 303A.08 of the New York Stock Exchange rules. In accordance with New York Stock Exchange rules, this plan is used to offer equity awards as material inducements for new employees to join Ra Medical. On adoption, 800,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards. The 2020 Plan provides for the granting of stock options with exercise prices equal to the fair market value of our common stock on the date of grant. During the quarter ended March 31, 2020 there were 450,000 stock options granted with a weighted average exercise price of $1.02 and 125,000 restricted stock awards granted with a grant date fair value of $0.1 million under the 2020 Plan. The intrinsic value of all outstanding stock options was $31,000 at March 31, 2020.

A summary of the activity and related information of the stock options issued under the 2018 Equity Incentive Plan and the 2018 Stock Compensation Plan is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,139,537	$15.50	8.09	$—
Granted	293,220	1.23
Forfeited	(160,360)	20.60
Outstanding at March 31, 2020	3,272,397	$13.97	8.25	$—
Exercisable at March 31, 2020	1,254,958	$25.33	6.42	$—
Vested and expected to vest at March 31, 2020	3,272,397	$13.97	8.25	$—

A summary of the activity and related information of the restricted stock units issued under the 2018 Plan is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	271,472	$5.15
Granted	30,625	1.47
Vested and released	—	—
Forfeited	(4,471)	4.47
Outstanding at March 31, 2020	297,626	$13.65

Stock-based compensation expense recorded in operating expenses was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Selling, general and administrative	$862	$6,319
Research and development	99	910
Stock-based compensation in operating expenses	$961	$7,229

Stock-based compensation amounts of $0.1 million and $0.5 million were capitalized to inventory and property and equipment during the three months ended March 31, 2020 and 2019, respectively.

Unrecognized compensation expense for stock options issued as of March 31, 2020 was $4.4 million and is expected to be recognized over a weighted-average period of 1.6 years. Unrecognized compensation expense for the restricted stock units and restricted stock awards as of March 31, 2020 was $2.0 million and is expected to be recognized over a weighted-average period of 0.9 years.

Note 11—Commitments and Contingencies

Legal—In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

Securities Litigation

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et. al., (Civil Action no. 19CV1079 LAB NLS) was filed in the United States District Court for the Southern District of California against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO. The complaint alleged that the defendants made material misstatements or omissions in the Company’s registration statement in violation of Sections 11 and 15 of the Securities Act of 1933. On September 5, 2019, the court appointed Lead Plaintiffs. On January 13, 2020, the Lead Plaintiffs filed an amended complaint. In addition to the Securities Act violations alleged in the original complaint, the amended complaint alleges that the defendants made material misstatements or omissions between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. A hearing on the motion to dismiss is scheduled for July 20, 2020. Management intends to vigorously defend the Company against this lawsuit. At this time, the Company cannot predict how a court or jury will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s financial condition and its results of operations for the period or periods in which it is incurred. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On October 1, 2019, a shareholder derivative complaint captioned Noel Borg v. Dean Irwin, et. al (Civil Action no. 1:99-cm-09999) was filed in the United States District Court for the District of Delaware against certain current and former officers and directors, purportedly on behalf of the Company, which is named as a nominal defendant in the action. The complaint alleges breaches of fiduciary duty, unjust enrichment, waste, and violations of Section 14(a) of the Securities Exchange Act of 1934. On October 21, 2019, pursuant to the parties’ stipulation, the court stayed the derivative lawsuit until the related class action is resolved. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery from the defendants would be to the benefit of the Company.

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

As also previously announced, the Company voluntarily contacted the Securities and Exchange Commission’s (the “SEC”) Enforcement Division regarding the Audit Committee’s investigation. On November 13, 2019, the SEC notified the Company that it is conducting an investigation. The Company has been, and intends to continue, cooperating with the SEC in this active and ongoing investigation. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

In October 2019, the Department of Justice, or DOJ, served the Company with a Civil Investigative Demand (“CID”) seeking information with respect to a False Claims Act investigation concerning whether the Company fraudulently obtained 510(k) marketing clearance for the Company’s devices marketed under the trade name DABRA, whether the Company marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether the Company paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. In response to the DOJ’s CID, the Company reviewed the facts and circumstances of the clinical study used to support its 510(k) marketing clearance and has now completed such review. Following this review, the Company believes there is (i) adequate evidence to support the safety and efficacy reported in the study submitted with the 510(k) application, and (ii) no observations that would have a major impact on the reported results of the study. The Company has been, and intends to continue, cooperating with the DOJ in its active and ongoing investigation. The Company is unable to predict the ultimate outcome and has accrued $0.5 million to at March 31, 2020 related to this contingency. It is reasonably possible that the estimated amount will change.

On November 21, 2019, the Company became aware that the Criminal Division, Fraud Section of the U.S. Department of Justice has an open investigation related to the Company. At this time, it is unclear if the Company is a target in this investigation. The Company has been, and intends to continue, cooperating with the DOJ in its active and ongoing investigation. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

Other Litigation

On August 30, 2018, Strata Skin Sciences, Inc. (“Strata”) and Uri Geiger, a member of the board of directors of Strata Skin Sciences, Inc. (collectively “Strata”) filed an action against the Company in Court of Common Pleas of, Montgomery County, Pennsylvania (Civil Action No. 18-21421) (the “Pennsylvania Case”), requesting declaratory relief that: (1) Strata and Mr. Geiger are not liable for tortious interference, defamation, libel, or unfair competition based on an e-mail by Mr. Geiger to an investment bank (the “Geiger Email”); (2) Strata and Mr. Geiger made no actionable statements about the Company to such investment bank; (3) the Company cannot enforce the 2011 settlement and release agreement between the Company and PhotoMedex, Inc. (“Settlement Agreement”) against Strata; and (4) that any dispute regarding the Geiger Email does not relate to the Settlement Agreement. The action filed by Strata and Mr. Geiger does not request any monetary damages. The Company believes that the action by Strata and Mr. Geiger was filed as a response to a letter that the Company sent to Strata on August 22, 2018 demanding that Strata and Mr. Geiger cease and desist from making statements about alleged patent infringement and affirmatively retract the statements made in the Geiger Email. The Company was served with the action on August 31, 2018, and responded with preliminary objections to the action on September 19, 2018. The court overruled the Company’s preliminary arguments on April 29, 2019. The Company filed a motion for partial summary judgment on December 9, 2019 for the court to rule that Strata is bound by the Settlement Agreement. Strata filed a motion on February 4, 2020 asking the court to enforce a settlement agreement to which Strata believes the Company agreed, despite such agreement never having been signed. A hearing on the motion for partial summary judgment and the motion to enforce a settlement was scheduled for March 20, 2020 but has been delayed due to the COVID-19 outbreak and has not yet been rescheduled. The Company believes that Strata’s action in the Pennsylvania Case lacks merit, and plans to vigorously oppose the action on procedural and substantive grounds within the prescribed time limits. No loss is probable or reasonably possible as of March 31, 2020.

On May 16, 2019, the Company filed an action against Strata, Mr. Geiger and Accelmed Growth Partners, L.P. (collectively, the “Strata Parties”) in the United States District Court for the Southern District of California (Civil Action No. 19-cv-0920-AJB-MSB (the “California Case”)) alleging (1) breach of the Settlement Agreement, (2) intentional interference in contractual relations, (3) intentional interference in prospective economic relations, and (4) trade libel. In the California Case, the Company alleges, among other things, that the statements in the Geiger Email regarding alleged patent infringement constitute a breach of the Settlement Agreement, that the Strata Parties employed deceptive practices designed to delay the Company’s initial public offering and reduce the amount of capital raised by the Company, and that statements in the Geiger Email regarding patent infringement, off label promotion and reimbursement constitute trade libel. The Company seeks an injunction barring the Strata Parties from continuing the alleged conduct, monetary damages, and other available legal and equitable relief. The Company amended its complaint on July 25, 2019 to allege violations of the Lanham Act’s prohibition on false advertising. The Strata Parties filed motions to dismiss on August 25, 2019, and the Company responded with its oppositions to the motions to dismiss on September 27, 2019. On February 27, 2020, the Company filed a Motion to Supplement the Second Amended Complaint to include additional allegations of violations of the Lanham Act. The Company and the Strata Parties then filed a Joint Motion to File Supplemental Second Amended Complaint and Treat Pending Motions to Dismiss as if Directed. On March 6, 2020, the court denied the motion but indicated that the Company may file a new amended complaint with these additional allegations, rather than a Supplemental Second Amended Complaint. On March 13, 2020, the Company filed a Third Amended Complaint, and on March 27, 2020 Strata and Mr. Geiger filed a motion to dismiss the Third Amended Complaint, which Accelmed joined. On March 30, 2020, Accelmed filed a motion to dismiss the Third Amended Complaint. A hearing on the motion to dismiss is scheduled for May 28, 2020.

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

The following tables summarize segment performance (in thousands):

	Three Months Ended March 31,
	2020	2019
Vascular	$113	$461
Dermatology	1,261	1,287
Net revenue	$1,374	$1,748
Vascular	$661	$1,167
Dermatology	923	775
Cost of revenue	$1,584	$1,942
Vascular	$(548)	$(706)
Dermatology	338	512
Gross loss	$(210)	$(194)

Generally, all assets are common assets, except for lasers placed with customers, which are a subset of property and equipment. The net book value of the lasers in the vascular segment was $2.4 million and $2.6 million as of March 31, 2020 and December 31, 2019, respectively. The net book value of the lasers in the dermatology segment was $0.9 million as of March 31, 2020 and December 31, 2019.

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three months ended March 31, 2020 and 2019. Net revenue, classified by the major geographic areas in which our customers are located, was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$1,186	$1,652
All other countries	188	96
Net revenue	$1,374	$1,748

Note 13—Subsequent Event

In May 2020, the Company entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“Promissory Note”) with a commercial bank under the Corona Virus Aid Relief Economic Security Act. The Promissory Note bears interest at 1.0% per annum. Payments are due monthly beginning November 1, 2020. The principal amount of the Promissory Note along with any unpaid interest is due on May 3, 2022. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the Promissory Note.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, those described in “Risk Factors”. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section entitled “Risk Factors” included in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

Ra Medical Systems, Inc. is a commercial-stage medical device company leveraging our advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases. We believe our products enhance patients’ quality of life by restoring blood-flow in arteries and clearing chronic skin conditions. The DABRA laser and single-use catheter, together referred to as DABRA, is cleared by the U.S. Food and Drug Administration, or FDA, as a device for crossing chronic total occlusions, or CTOs, in patients with symptomatic infrainguinal lower extremity vascular disease and with an intended use for ablating a channel in occlusive peripheral vascular disease. DABRA is used as a tool in the treatment of peripheral artery disease, or PAD, a form of peripheral vascular disease, which commonly occurs in the legs. We currently are pursuing an atherectomy indication for use, which the FDA currently defines to include a prespecified improvement in luminal patency, or a prespecified increase in the openness of the artery at a pre-defined time point. To satisfy the FDA’s data requirements to support an atherectomy indication, we are performing a pivotal study designed to allow the FDA to evaluate the use of DABRA in atherectomy procedures. We received Investigational Device Exemption, or IDE, approval in January 2020 and enrolled the first patient in the study in February 2020. DABRA was also granted CE mark approval in Europe in September 2016 for the endovascular treatment of infrainguinal arteries via atherectomy and for crossing total occlusions.

Our vascular business strategy is focused on continuing to service our core U.S. accounts while we complete initiatives that are key to relaunching DABRA for crossing chronic total occlusions in patients with symptomatic infrainguinal lower extremity vascular disease to the broader market. Key components of our DABRA relaunch strategy include:

•	A longer shelf life;
•	A braided overjacket designed to reduce kinking, and that will also allow the physician to apply more pressure when advancing the DABRA catheter;

•	A rapid exchange version designed to allow physicians to use more standard techniques, including a guidewire, to navigate the vasculature more easily; and
•	An atherectomy indication for use.

We are also exploring the development of a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures.

Each of these initiatives will require FDA clearance. We currently expect to complete enrollment in the atherectomy indication clinical study in the first half of 2021. We also currently expect that our engineering efforts to develop a strategy for extending the shelf life of the catheter will be completed by the end of 2020. With that strategy in place, we expect to complete the engineering work and obtain FDA clearance for the braided overjacket and the rapid exchange platform during 2021. We intend to begin expanding our vascular sales force to prepare for a commercial relaunch as some or all of these initiatives are completed.

Pharos is a medical device that we have marketed as a tool for the treatment of proliferative skin conditions since October 2004. Pharos is designed for use in the treatment of inflammatory skin conditions and is FDA cleared as a tool used in the treatment of psoriasis, vitiligo, atopic dermatitis, and leukoderma. Our dermatology business strategy is focused on continuing to service our existing accounts while we evaluate opportunities to grow revenue by expanding our sales footprint in the US as well as by adding international distribution partners.

The DABRA laser is based on the same core technology and utilizes a similar excimer laser as Pharos. Because of the shared technology platform and similar mechanisms of action, we benefit from economies of scale in product development, manufacturing, quality assurance and distribution.

Recent Developments

COVID-19

The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The ultimate effects of the COVID-19 on our business, operations and financial condition are unknown at this time. In the near term, we expect that our revenue will be adversely impacted and enrollment in our atherectomy clinical trial will be delayed or slowed, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity. In addition, some customers are requesting more flexible payment terms on a temporary basis. We also may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Our manufacturing facility located in Carlsbad, California is currently operational. Employee travel is limited to essential travel only and many employees are working from home when feasible. Due to our reduced commercial footprint and volume, we are not currently experiencing any shortages in supplies that would impact our ability to manufacture products sufficient to meet current demand and to support our atherectomy indication trial. However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

In May 2020, we entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“Promissory Note”) with a commercial bank under the Corona Virus Aid Relief Economic Security Act. The Promissory Note bears interest at 1.0% per annum. Payments are due monthly beginning November 1, 2020. The principal amount of the Promissory Note along with any unpaid interest is due on May 3, 2022. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the Promissory Note.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table shows our results of operations (in thousands):

	Three Months Ended March 31,
	2020	2019	Change $
Statements of operations data:
Net revenue
Product sales	$586	$894	$(308)
Service and other	788	854	(66)
Total net revenue	1,374	1,748	(374)
Cost of revenue
Product	964	1,395	(431)
Service and other	620	547	73
Total cost of revenue	1,584	1,942	(358)
Gross loss	(210)	(194)	(16)
Operating expenses:
Selling, general and administrative	6,285	13,229	(6,944)
Research and development	1,295	1,531	(236)
Total operating expenses	7,580	14,760	(7,180)
Operating loss	(7,790)	(14,954)	7,164
Other income (expense), net	89	280	(191)
Loss before income taxes	(7,701)	(14,674)	6,973
Income tax expense	—	—	—
Net loss	$(7,701)	$(14,674)	$6,973

Comparison of the Three Months Ended March 31, 2020 and 2019—By reportable segments

We organize our business into two operating segments based on the product specialties: the vascular segment and the dermatology segment. In deciding how to allocate resources and assess performance, we regularly evaluate the net revenue and gross profit (loss) of these segments. Amounts included within selling, general and administrative expense and research and development expense are general to us and not specific to a particular segment. Therefore, these amounts are not evaluated by us on a segmented basis. Additional information on our reportable segments is contained in Note 12 to the interim condensed financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Net revenue

The following table shows our net revenue from our two segments (in thousands):

	Three Months Ended March 31,
	2020	2019	Change $
Vascular	$113	$461	$(348)
Dermatology	1,261	1,287	(26)
Total net revenue	$1,374	$1,748	$(374)

Vascular

Net revenue was $0.1 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. The $0.4 million decrease was due to decreased catheter unit sales. We do not expect our net revenue to increase in the near term with our reduced sales force and as we focus on remedying the inconsistencies in our DABRA catheter performance. In addition, we expect net revenue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity. Over the longer term, if we are able to improve the consistency of our catheter performance and introduce design changes to the catheter, we believe we will be able to increase our vascular revenue.

Dermatology

Net revenue was $1.3 million for each of the three months ended March 31, 2020 and 2019. We expect net revenue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity.

Cost of revenue

The following table shows our cost of revenue from our two segments (in thousands):

	Three Months Ended March 31,
	2020	2019	Change $
Vascular	$661	$1,167	$(506)
Dermatology	923	775	148
Total cost of revenue	$1,584	$1,942	$(358)

Vascular

Cost of revenue was $0.7 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $0.5 million was due to decreased catheter unit sales and a decrease in stock-based compensation expense due to decreased expenses related to the modification accounting treatment of replacement awards that took place in the second quarter of 2018, as well as warranty costs of replacement units.

Dermatology

Cost of revenue was $0.9 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. The increase of approximately $0.1 million was primarily due to an increase in direct unit product sales and increased labor costs offset by decreased expenses related to the modification accounting treatment of replacement awards that took place in the second quarter of 2018.

Gross profit (loss)

The following table shows our gross profit (loss) from our two segments (in thousands):

	Three Months Ended March 31,
	2020	2019	Change $
Vascular	$(548)	$(706)	$158
Dermatology	338	512	(174)
Total gross loss	$(210)	$(194)	$(16)

Vascular

Gross loss was $0.5 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. The $0.2 million decrease in gross loss was due to a decrease in stock-based compensation expense due to expenses related to the modification accounting treatment of replacement awards that took place in the second quarter of 2018, as well as warranty costs of replacement units.

We expect our gross loss to be negatively impacted in the short term with our reduced sales force and as we continue efforts to remedy the inconsistencies in our DABRA catheter performance.

Dermatology

Gross profit was $0.3 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $0.2 million was primarily due to increased labor costs.

General

Selling, general and administrative expenses

SG&A expenses were $6.3 million and $13.2 million for the three months ended March 31, 2020 and 2019, respectively. The $6.9 million decrease was primarily related to decreases of (i) $5.5 million in stock-based compensation expense primarily due to decreased expenses related to the modification accounting treatment of replacement awards that took place in the second quarter of 2018, (ii) $1.8 million in salary, benefits, recruiting expenses and other personnel-related costs primarily due to reductions in our sales force, (iii) $1.3 million in sales, marketing, travel and trade shows, and a decrease of $0.1 million in other costs, partially offset by increases in legal expense of $1.4 million primarily due to securities litigation costs and the accrual of an estimate for a future legal settlement and insurance expense of $0.4 million. Note 10 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q more fully describes the accounting treatment for stock-based compensation awards.

Research and development expenses

R&D expenses were $1.3 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. The $0.2 million decrease was due to $0.8 million decrease in stock-based compensation expense primarily due to decreased expenses related to the modification accounting treatment of replacement awards that took place in the second quarter of 2018, partially offset by increases of $0.4 million in personnel and consulting expenses and $0.1 million in clinical study expenses.

Other income (expense), net

Other income (expense), net was net other income of $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $0.2 million is due to a decrease of interest income due to a decrease in cash and cash equivalents.

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

The following is a reconciliation of Net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
Statement of Operations Data:
Net loss	$(7,701)	$(14,674)
Depreciation and amortization	578	384
Interest income	(114)	(328)
Interest expense	25	48
Income tax expense	—	—
EBITDA	(7,212)	(14,570)
Stock-based compensation	1,047	7,745
Adjusted EBITDA	$(6,165)	$(6,825)

Adjusted EBITDA was negative $6.2 million compared to negative $6.8 million for the three months ended March 31, 2020 and 2019, respectively. The change in Adjusted EBITDA primarily reflects decreased selling, general and administrative costs, including salary, benefits and travel, due to reduced personnel. The decreased costs were partially offset by an increase in legal expenses due to ongoing litigation and investigations.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents and short-term investments of $23.4 million and accumulated deficit of $124.9 million. Our primary sources of capital have been from the sale of our products and services, the net proceeds of $67.3 million from our initial public offering, and, to a lesser extent, private placements of common stock and equipment financing arrangements.

In May 2020, the Company entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“Promissory Note”) with a commercial bank under the Corona Virus Aid Relief Economic Security Act. The Promissory Note bears interest at 1.0% per annum. Payments are due monthly beginning November 1, 2020. The principal amount of the Promissory Note along with any unpaid interest is due on May 3, 2022. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the Promissory Note.

Management expects operating losses and negative cash flows to continue for the foreseeable future with our reduced commercial footprint, and as we continue to incur costs related to our atherectomy clinical trial, engineering efforts to improve the shelf-life and consistent performance of our catheters, and develop next generation products and legal costs associated with ongoing litigation. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to five clinical specialists as of December 31, 2019. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations. Such measures may impair our ability to invest in developing, marketing and selling new and existing products.

We are incurring additional costs as a result of operating as a public company, including increases in legal, accounting, insurance and other expenses. Additionally, we expect legal and related expenses to remain high in the near term in connection with the legal proceedings discussed in Note 11, "Commitments and Contingencies," in the notes to the condensed financial statements.

Our future capital requirements will depend on many factors, including:

•

the revenue generated by sales of our DABRA and Pharos products, related consumables, and other products that get approved in the U.S. and select non-U.S. markets, as well as the amount of sales personnel required to generate the revenue;

•	our ability to remedy the inconsistencies in our DABRA catheter performance; including extended shelf life and reduce non-calibrations, reduced kinking, and identify future issues;
•

our ability to further enhance our DABRA catheter performance with a braided overjacket designed to reduce kinking, and that will also allow the physician to apply more pressure when advancing the DABRA catheter;

•	our ability to develop a rapid exchange version of our DABRA catheter designed to allow physicians to use more standard techniques, including a guidewire, to navigate the vasculature more easily;

•	our ability to develop a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures;
•

our ability to complete our atherectomy trial in a timely manner or at all, which may be affected by reductions in voluntary medical procedures during the ongoing COVID-19 pandemic as well as by limitations in our DABRA catheter performance, as described above;

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

Management estimates that based on our liquidity resources, there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of the condensed financial statements.

Our ability to continue as a going concern is dependent upon our ability to raise additional funding. We plan to raise additional capital through public or private equity or debt financings to fulfill our operating and capital requirements for at least 12 months from the date of the issuance of the condensed financial statements. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders.

Our condensed financial statements include explanatory disclosures regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may also include explanatory disclosures with respect to our ability to continue as a going concern. Our condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.

Cash Flows

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) :
Operating activities	$(7,043)	$(8,944)
Investing activities	10,972	(165)
Financing activities	(76)	(77)
Net change in cash and cash equivalents	$3,853	$(9,186)

Net cash used in operating activities

Net cash used in operating activities was $7.0 million for the three months ended March 31, 2020, consisting of a net loss of $7.7 million and an increase in net operating assets and liabilities of $1.0 million, partially offset by non-cash charges of $1.6 million consisting of primarily stock-based compensation expense, depreciation and amortization and allowance for doubtful accounts.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $11.0 million for the three months ended March 31, 2020, consisted of $11.0 million from proceeds of maturities of investments.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2019, consisting primarily of purchases of manufacturing equipment and vehicles for our sales force to transport our laser equipment.

Net cash used in financing activities

Net cash used in financing activities was $0.1 million for each of the three months ended March 31, 2020 and 2019 consisting of payments on our financed equipment.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial position and results of operations is based on our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020.

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

Contractual Obligations

During the three months ended March 31, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

We had cash and cash equivalents of $18.4 million and short-term investments of $5.0 million as of March 31, 2020, which came from sales of our products and services, the net proceeds from our initial public offering and, to a lesser extent, private placements of common stock and equipment financing arrangements. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As of March 31, 2020, the effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et. al., (Civil Action no. 19CV1079 LAB NLS) was filed in the United States District Court for the Southern District of California against us, certain current and former officers and directors, and certain underwriters of our IPO. The complaint alleged that the defendants made material misstatements or omissions in our registration statement in violation of Sections 11 and 15 of the Securities Act of 1933. On September 5, 2019, the court appointed Lead Plaintiffs. On January 13, 2020, the Lead Plaintiffs filed an amended complaint. In addition to the Securities Act violations alleged in the original complaint, the amended complaint alleges that the defendants made material misstatements or omissions between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. A hearing on the motion to dismiss is scheduled for July 20, 2020. Management intends to vigorously defend against this lawsuit. At this time, we cannot predict how a court or jury will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should we ultimately be found liable, the liability could have a material adverse effect on our financial condition and our results of operations for the period or periods in which it is incurred.

On October 1, 2019, a shareholder derivative complaint captioned Noel Borg v. Dean Irwin, et. al (Civil Action no. 1:99-cm-09999) was filed in the United States District Court for the District of Delaware against certain current and former officers and directors, purportedly on behalf of the Company, which is named as a nominal defendant in the action. The complaint alleges breaches of fiduciary duty, unjust enrichment, waste, and violations of Section 14(a) of the Securities Exchange Act of 1934. On October 21, 2019, pursuant to the parties’ stipulation, the court stayed the derivative lawsuit until the related class action is resolved. While we have obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery from the defendants would be to the benefit of us.

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

As also previously announced, we voluntarily contacted the Securities and Exchange Commission’s (the “SEC”) Enforcement Division regarding the Audit Committee’s investigation. On November 13, 2019, the SEC notified us that it is conducting an investigation. We have been, and intend to continue, cooperating with the SEC in its active and ongoing investigation. We are unable to predict the ultimate outcome of these governmental investigations, and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

In October 2019, the Department of Justice, or DOJ, served us with a Civil Investigative Demand (“CID”) seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We have been, and intend to continue, cooperating with the DOJ in its active and ongoing investigation. We are unable to predict the ultimate outcome and have accrued $0.5 million to at March 31, 2020 related to this contingency. It is reasonably possible that the estimated amount will change.

On November 21, 2019, we became aware that the Criminal Division, Fraud Section of the U.S. Department of Justice has an open investigation related to us. At this time, it is unclear if we are a target in this investigation. We have been, and intend to continue, cooperating with the DOJ in its active and ongoing investigation. We are unable to predict the ultimate outcome of these governmental investigations, and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

Other Litigation

On August 30, 2018, Strata Skin Sciences, Inc. (“Strata”) and Uri Geiger, a member of the board of directors of Strata Skin Sciences, Inc. filed an action against us in Court of Common Pleas of Montgomery County, Pennsylvania (Civil Action No. 18-21421) (the “Pennsylvania Case”), requesting declaratory relief that: (1) Strata and Mr. Geiger are not liable for tortious interference, defamation, libel, or unfair competition based on an e-mail by Mr. Geiger to an investment bank (the “Geiger Email”); (2) Strata and Mr. Geiger made no actionable statements about us to such investment bank; (3) we cannot enforce the 2011 settlement and release agreement between us and PhotoMedex, Inc. (“Settlement Agreement”) against Strata; and (4) that any dispute regarding the Geiger Email does not relate to the Settlement Agreement. The action filed by Strata and Mr. Geiger does not request any monetary damages. We believe that the action by Strata and Mr. Geiger was filed as a response to a letter that we sent to Strata on August 22, 2018 demanding that Strata and Mr. Geiger cease and desist from making statements about alleged patent infringement and affirmatively retract the statements made in the Geiger Email. We were served with the action on August 31, 2018, and responded with preliminary objections to the action on September 19, 2018. The court overruled our preliminary arguments on April 29, 2019. We filed a motion for partial summary judgment on December 9, 2019 for the court to rule that Strata is bound by the Settlement Agreement. Strata filed a motion on February 4, 2020 asking the court to enforce a settlement to which Strata believes we agreed, despite such agreement never having been signed. A hearing on the motion for partial summary judgment and the motion to enforce a settlement was scheduled for March 20, 2020 but has been delayed due to the COVID-19 outbreak and has not yet been rescheduled. We believe that Strata’s action in the Pennsylvania Case lacks merit, and plans to vigorously oppose the action on procedural and substantive grounds within the prescribed time limits.

On May 16, 2019, we filed an action against Strata, Mr. Geiger and Accelmed Growth Partners, L.P. (collectively, the “Strata Parties”) in the United States District Court for the Southern District of California (Civil Action No. 19-cv-0920-AJB-MSB (the “California Case”)) alleging (1) breach of the Settlement Agreement, (2) intentional interference in contractual relations, (3) intentional interference in prospective economic relations and (4) trade libel. In the California Case, we allege, among other things, that the statements in the Geiger Email regarding alleged patent infringement constitute a breach of the Settlement Agreement, that the Strata Parties employed deceptive practices designed to delay our initial public offering and reduce the amount of capital raised by us, and that statements in the Geiger Email regarding patent infringement, off label promotion and reimbursement constitute trade libel. We seek an injunction barring the Strata Parties from continuing the alleged conduct, monetary damages, and other available legal and equitable relief. We amended our complaint on July 25, 2019 to allege violations of the Lanham Act’s prohibition on false advertising. The Strata Parties filed motions to dismiss on August 25, 2019, and we responded with its oppositions to the motions to dismiss on September 27, 2019. On February 27, 2020, we filed a Motion to Supplement the Second Amended Complaint to include additional allegations of violations of the Lanham Act. We and the Strata Parties then filed a Joint Motion to File Supplemental Second Amended Complaint and Treat Pending Motions to Dismiss as if Directed. On March 6, 2020, the court denied the motion but indicated that we may file a new amended complaint with these additional allegations, rather than a Supplemental Second Amended Complaint. On March 13, 2020, we filed a Third Amended Complaint, and on March 27, 2020 Strata and Mr. Geiger filed a motion to dismiss the Third Amended Complaint, which Accelmed joined. On March 30, 2020, Accelmed filed a motion to dismiss the Third Amended Complaint. A hearing on the motion to dismiss is scheduled for May 28, 2020.

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

We may be unable to successfully remedy the performance, shelf life and calibration issues associated with our DABRA catheters, achieve market acceptance of DABRA, or achieve revenue growth.

Our ability to grow our revenue in future periods will depend on our ability to successfully remedy the inconsistencies in our DABRA catheter performance, penetrate our target markets and increase sales of our products and any new product indications that we introduce, which will, in turn, depend in part on our success in growing our installed unit base and driving continued use of our systems, including long-term adoption by physicians. During the fourth quarter of 2018 and into 2019, we saw an increase in calibration issues experienced by physicians. In addition, in reviewing the performance inconsistencies, we found that our catheters occasionally overheated, which could cause a risk of injury to patients and physicians. These higher than anticipated rates of non-calibration resulted in customer dissatisfaction with the product, resulting in what we believe to be fewer purchases by our customers. In the third quarter of 2019, we determined that catheters that were more than two months from sterilization had a significantly higher rate of non-calibration than catheters that were within two months of sterilization. As a result, in September 2019, we initiated a voluntary recall of our catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters. Accordingly, we reduced the number of sales and marketing personnel in order to conserve cash and focus our efforts on key territories and accounts. We also initiated a voluntary recall of our DABRA catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters. These actions will likely make it more difficult in the near term to achieve significant revenue growth. In addition, new product indications will also need to be approved or cleared by the FDA and comparable non-U.S. regulatory agencies to help drive revenue growth. If we cannot achieve revenue growth, it would have a material adverse effect on our business, financial condition, and results of operations.

Our success depends in large part on DABRA. If we are unable to successfully manufacture, market and sell DABRA, our business prospects will be significantly harmed.

Our future financial success will depend substantially on our ability to effectively and profitably manufacture, market and sell DABRA. The commercial success of DABRA will depend on a number of factors, including the following:

•	our ability to timely remedy the current inconsistencies in our DABRA catheter performance, including extended shelf life and reduce non-calibrations, reduced kinking, and identify future issues;
•

our ability to further enhance our DABRA catheter performance with a braided overjacket designed to reduce kinking, and that will also allow the physician to apply more pressure when advancing the DABRA catheter;

•	our ability to develop a rapid exchange version of our DABRA catheter designed to allow physicians to use more standard techniques, including a guidewire, to navigate the vasculature more easily;
•	our ability to develop a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures;
•	our ability to continue commercializing DABRA for its cleared indications for use with a smaller sales force;
•

our ability to complete our atherectomy trial in a timely manner or at all, which may be affected by reductions in voluntary medical procedures during the ongoing COVID-19 pandemic as well as by limitations in our DABRA catheter performance, as described above;

•	our ability to receive FDA clearance for an atherectomy indication for use;
•	our ability to successfully conduct the voluntary recall of our DABRA catheters and subsequently achieve market acceptance following the change in our labeling from a 12-month to two-month shelf life;
•	our ability to improve and extend the shelf life of our DABRA catheters and obtain FDA clearance for the extended shelf life;
•	any agreements or punitive actions that arise out of any adverse judgment or settlement of the active and ongoing investigations by governmental agencies;
•	our ability to receive regulatory clearance or approval for, and timely introduce, enhancements to the DABRA catheter design;
•	the effectiveness of our and our distributors’ marketing and sales efforts in the U.S. and abroad, including our efforts to build out and properly train our sales team;
•	our ability to attract, motivate, train and retain experienced and qualified sales personnel;
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

Our ability to successfully complete our atherectomy trial may be hindered or delayed by the COVID-19 pandemic and DABRA catheter performance limitations that are currently being addressed by various engineering efforts.

The current COVID-19 pandemic and the DABRA catheter performance limitations may impact our ability to complete our atherectomy study in a timely manner. For example, enrollment in our atherectomy clinical trial may be delayed or slowed, as patients elect, or are asked, to postpone voluntary treatments and physicians’ offices are either closed or only performing procedures on patients with more advanced disease state that do not meet the enrollment criteria for our atherectomy clinical trial. In addition, inconsistencies or limitations in our DABRA catheter performance, including a current two-month shelf life and a history of non-calibrations, may deter some clinical sites from participating in our atherectomy study. Other limitations in our DABRA catheter performance, such as the potential for kinking during certain clinical scenarios or the lack of a rapid exchange version of our DABRA catheter designed to allow physicians to use a guidewire, may limit the number of cases in which the DABRA catheter will be used during the trial. Accordingly, we cannot predict whether or when we will be able to successfully complete our atherectomy indication trial. Any inability to complete our atherectomy indication trial could have an adverse impact on our ability to successfully manufacture, market and sell DABRA, which in turn could adversely impact our business, financial condition and results of operations.

We may face additional issues associated with the voluntary recall of our DABRA catheters if we are unable to show that we initiated a timely recall and improved calibration rates in the use of our DABRA catheters.

In the third quarter of 2019 we initiated a voluntary recall of our DABRA catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters, as we observed through field data and internal testing that catheters more than two months from sterilization have a significantly higher rate of non-calibration. The newly labeled DABRA catheters have shown a significant decrease in non-calibrations. However, if this trend does not continue, there could be an expanded or additional recall which would harm our reputation with our existing physician customers, adversely affect our ability to generate revenue, and have an adverse effect on our financial condition and results of operations. Any future recall could require us to devote financial resources from other aspects of our business.

Physicians and staff may not commit enough time to sufficiently learn how to use our products.

In order for physicians and staff to learn to use our products and familiarize themselves with our technology, we encourage physicians to attend structured training sessions. There are many nuances to successfully using our products. For example, the DABRA catheter is fragile and may be prone to bending, a problem known as kinking. In addition, the DABRA laser needs to be calibrated correctly for each use. During the fourth quarter of 2018 and into 2019, we saw an increase in calibration issues experienced by physicians. In addition, in reviewing the performance inconsistencies, we found that our catheters occasionally overheated, which could cause a risk of injury to patients and physicians. Although we are instituting measures intended to improve calibration and decrease kinking in the future, physicians and their staff must utilize the technology on a regular basis to ensure they maintain the skill set necessary to use our products. This will depend on their willingness to attend training sessions or sufficiently familiarize themselves with DABRA. An inability to train a sufficient number of physicians to generate adequate demand for our products could have a material adverse effect on our business, financial condition, and results of operations.

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

Our success will depend, in part, on the acceptance of our products as safe, useful and, with respect to physicians, cost effective and easy to use. We cannot predict how quickly, if at all, catheterization laboratories and physicians will accept our products or, if accepted, how frequently they will be used. Patients and their care providers must believe our products offer benefits over alternative treatment methods. Additional factors that will influence whether our products gain and maintain market acceptance, include:

•	whether we are able to successfully and timely remedy the inconsistencies in our DABRA catheter performance, including extending shelf life and reducing non-calibrations;
•	whether physicians, catheterization laboratory owners and operators, patients, and others in the medical community consider our products to be safe, effective, and cost-effective treatment methods;
•	our ability to improve and extend the shelf life of our DABRA catheters and obtain FDA clearance for the extended shelf life;
•

our ability to further enhance our DABRA catheter performance with a braided overjacket designed to reduce kinking, and that will also allow the physician to apply more pressure when advancing the DABRA catheter;

•	our ability to develop a rapid exchange version of our DABRA catheter designed to allow physicians to use more standard techniques, including a guidewire, to navigate the vasculature more easily;
•	whether we are able to receive FDA clearance for an atherectomy indication for use;
•	the potential and perceived advantages of our products over alternative treatment methods;
•	the convenience, amount of training required, and ease of use of DABRA and Pharos relative to alternative treatment methods;
•

matters arising out of our completed Audit Committee investigation, securities class action, derivative lawsuit and the active and ongoing government investigations, including the impact of any settlement or adverse judgment;

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

If we do not adequately educate physicians about peripheral artery disease, or PAD, and the existence and proper use of our products, DABRA may not gain market acceptance, as many physicians do not routinely screen for PAD while screening for coronary artery disease, or CAD. Additionally, even if our products achieve market acceptance, they may not maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost effective. Failure to achieve or maintain market acceptance and/or market share would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition, and results of operations.

The continuing development of our products depends upon our developing and maintaining strong working relationships with physicians.

The research, development, marketing and sale of our current products and any potential new and improved products or future product indications for which we receive regulatory clearance or approval depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our business, financial condition, and results of operations. At the same time, companies in the medical device industry are under continued scrutiny by the U.S. Department of Health and Human Services Office of Inspector General, or OIG, and the Department of Justice, or DOJ, for improper relationships with physicians. In October 2019, the DOJ served us with a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. In November 2019, we learned that the DOJ opened a criminal investigation relating to us. We have been, and intend to continue, cooperating with these active and ongoing DOJ investigations. Our failure to comply with requirements governing the industry’s relationships with physicians, including the reporting of certain payments to physicians under the National Physician Payment Transparency Program (Open Payments) or an investigation into our compliance by the OIG or the DOJ, could impact physicians’ willingness to conduct business with us, which would have a material adverse effect on our business, financial condition, and results of operations.

We are experiencing inconsistencies in our DABRA catheter performance. This and any other development or manufacturing problems or delays could limit the potential growth of our revenue or increase our losses.

Beginning in the fourth quarter of 2018, we started experiencing inconsistencies in our DABRA catheter performance. We believed at the time that these inconsistencies were related to controlling the temperature of the oven used in the manufacturing process, which we had previously referred to as production limitations. These inconsistencies led to an increase in the number of catheters that failed to calibrate at customer sites, despite calibrating successfully during our quality assurance steps. During that same period, our sales team noted higher rates of non-calibration of catheters at customer physician offices. The higher than anticipated rates of non-calibration resulted in customer dissatisfaction with the product, resulting in what we believe to be fewer purchases by our customers and therefore lower revenue during the fourth quarter of 2018 and into 2019, however, the decrease in purchases and the impact of such decrease on our revenues is not determinable. In response, we upgraded our temperature control regulator and made certain changes in our production flow and validated the changes that we believed corrected the production limitations. After manufacturing several well-performing lots with this upgraded process, the percentage of catheters that failed to calibrate at customer sites began to increase after decreasing during April and May 2019. After collecting field data and performing internal testing, we observed that while catheters can perform satisfactorily up to one year, catheters that were more than two months from sterilization had a significantly higher rate of non-calibration than catheters that were within two months from sterilization. As a result, in September 2019, we initiated a voluntary recall of our catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters, which we believe will significantly reduce the number of catheters that fail to calibrate. If our DABRA catheters are unable to consistently calibrate in the field, DABRA sales may continue to be adversely impacted and we will continue to incur additional costs.

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

Additionally, since our products are manufactured at our sole manufacturing facility in Carlsbad, California, any contamination of the controlled environment, equipment malfunction, or failure to strictly follow procedures can significantly reduce our yield. A drop in yield can increase our cost to manufacture our products or, in more severe cases, require us to halt the manufacture of our products until the problem is resolved. Identifying and resolving the cause of a drop in yield can require substantial time and resources.

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

Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development and commercialization efforts. As of March 31, 2020, we had cash and cash equivalents and short-term investments of $23.4 million and an accumulated deficit of $124.9 million. In 2019, we used $33.2 million for operating activities. We have experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit and expect to continue to incur net losses into the foreseeable future. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

In the near term, we expect our recurring operational costs to decrease as a result of our cost savings initiatives. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to five clinical specialists as of December 31, 2019. Further such actions may be required on an ongoing basis to optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Additionally, we anticipate additional legal and other costs related to our completed Audit Committee investigation, pending securities class action and derivative lawsuits, an SEC investigation, the Civil Investigative Demand issued by the DOJ, and the DOJ’s criminal investigation. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development and these lawsuits and active and ongoing government investigations, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

The amount and timing of any expenditures needed to implement our commercial strategy will depend on numerous factors, including:

•	whether we are able to successfully and timely remedy the inconsistencies in our DABRA catheter performance, including extended shelf life and reduced non-calibrations;
•

whether we are able to further enhance our DABRA catheter performance with a braided overjacket designed to reduce kinking and develop a rapid exchange version of our DABRA catheter designed to allow physicians to use more standard techniques, including a guidewire, to navigate the vasculature more easily;

•	our ability to develop a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures;
•	the timing of enrollment in our clinical trial for an atherectomy indication for use;
•

our ability to achieve sufficient market acceptance, the ability for our customers to get coverage and adequate reimbursement from third-party payors and our ability to achieve acceptable market share for DABRA and Pharos;

•	our ability to improve and extend the shelf life of our DABRA catheters and obtain FDA clearance for the extended shelf life;

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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our products, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. If we are unable to obtain adequate financing on commercially reasonable terms when needed, we may have to delay, reduce the scope of or suspend our sales and marketing efforts, which would have a material adverse effect on our business, financial condition, and results of operations. We also expect the economic uncertainty due to the COVID-19 pandemic to have a negative impact on our ability to secure additional financing in a timely manner or on favorable terms, if at all.

We have incurred losses in recent periods and may be unable to achieve profitability in the future.

We incurred net losses of $57.0 million and $30.8 million for the years ended December 31, 2019 and 2018, respectively. As of March 31, 2020, we had an accumulated deficit of $124.9 million. We expect to continue to incur significant manufacturing, product development, regulatory and other expenses as we continue to remedy the inconsistencies in our DABRA catheter performance, to obtain regulatory clearances or approvals for our products in additional jurisdictions and for additional indications, to develop new products or add new features to our existing products, and to defend, cooperate and resolve pending lawsuits and government investigations, as applicable. In addition, our general and administrative expenses have increased following our initial public offering and we expect these costs to continue due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for an extended period of time. Our failure to achieve or maintain profitability would have a material adverse effect on our business, financial condition, and results of operations and could negatively impact the value of our common stock.

Matters relating to or arising from our completed Audit Committee investigation, including active and ongoing government investigations and proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.

As previously disclosed in our public filings, the Audit Committee completed its internal investigation. In connection with the Audit Committee investigation, we voluntarily contacted the Enforcement Division of the SEC in August 2019 to advise them of the investigation of certain allegations made by a former employee. In October 2019, the DOJ served us with a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We believe 17 states are participating in the DOJ’s False Claims Act investigation. We publicly announced the Audit Committee’s findings on October 31, 2019. In November 2019, we learned that the DOJ opened a criminal investigation relating to us. On November 13, 2019, the SEC notified us that it is conducting an investigation. On March 11, 2020, the SEC served us with document subpoenas. We have been, and intend to continue, cooperating in these active and ongoing investigations.

If one or more government agencies, including those conducting the active and ongoing investigations identified above, commences legal action and we are found to have violated state or federal laws or regulations, we may be subject to civil or criminal damages, penalties, fines, disgorgement, injunctions, cease and desist orders, other equitable remedies, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which would have a material adverse effect on our business, financial condition, and results of operations for years. Regardless of whether actions are commenced, if we were to settle with one or more government agencies or state governments, including  those conducting the active and ongoing investigations identified above, such settlements could include an agreement to pay civil or criminal damages, including future payments triggered by the achievement of periodic financial metrics, with interest or otherwise, a lump sum payment upon a change in control of the company or the sale of significant assets, or a pre-agreed uncontested claim if the company files for bankruptcy or liquidation, penalties, fines, disgorgement, injunctions, cease and desist orders, corporate integrity agreements, deferred prosecution agreements, or other equitable remedies, exclusion form governmental health care programs, and the curtailment or restructuring of our operations, any of which would have a material adverse effect on our business, financial condition and results of operations for years after any settlement is reached.  In light of the active and ongoing nature of the investigations, whether actions will be commenced, whether these investigations can be settled before or after actions are commenced, and the terms on which these investigations can be resolved, is not certain.

We have incurred, and may continue to incur, significant expenses related to legal, accounting, and other professional services in connection with the completed Audit Committee investigation and related legal matters, including the securities class action, shareholder derivative lawsuit, and government investigations. These expenses and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition, and results of operations.

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

The emergence and effects related to a pandemic, epidemic or outbreak of an infectious disease, including the current COVID-19 pandemic could adversely affect our operations.

If a disaster such as a pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to occur in an area in which we operate, our operations could be adversely affected. For example, COVID-19 has now been characterized as a global pandemic and how long and how extensive the economic effects will last, has not been determined. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others. A further spread of the pandemic could cause include the temporary closure of our manufacturing facilities and those used in our supply chain processes, restrictions on the export or shipment of our products, business closures in impacted areas, and further restrictions on our employees’ and consultants’ ability to travel and to meet with customers. The pandemic could also cause delays in enrollment in our atherectomy indication trial as well as delays in the completion of our critical engineering efforts, as well as our ability to secure additional financing in a timely manner or on favorable terms, if at all.

We are involved in securities litigation, and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.

In June 2019, we became the subject of a lawsuit alleging securities law violations based on alleged misstatements or omissions in the Registration Statement for our IPO and in subsequent public statements. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to this lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this lawsuit, see Note 11, "Commitments and Contingencies," in the notes to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The delayed filing of some of our periodic SEC reports has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital.

As a result of the delayed filing of some of our periodic reports with the SEC, we are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3. To regain eligibility to use Form S-3, we must be timely and current in our public reporting for a period of 12 months preceding our intended S-3 filing. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

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

If DABRA and Pharos are not cleared or approved for new indications, our commercial opportunity will be limited.

We market and sell DABRA for use as a tool in the treatment of vascular blockages resulting from lower extremity vascular disease and Pharos for use in the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. Although physicians, in the practice of medicine, may prescribe or use marketed products for uncleared or unapproved indications, manufacturers may promote their products only for the cleared or approved indications and in accordance with the provisions of the cleared or approved label. However, one of our strategies in the future is to pursue additional vascular indications for DABRA and additional dermatological indications for Pharos. Submitting the required applications for additional indications may require substantial additional funding beyond our cash and cash equivalents and short-term investments as of March 31, 2020. We cannot assure you that we will be able to successfully obtain clearance or approval for any of these additional product indications through the application process or that a premarket FDA submission may not be necessary.

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

Our promotional materials and training methods must comply with FDA regulations and other applicable laws, including restraints and prohibitions on the promotion of off-label, or uncleared use, of our products. Physicians may use our products for off-label use without regard to these prohibitions, as FDA regulations do not restrict or regulate a physician’s choice of treatment within the practice of medicine. Although our policy is to follow published FDA guidance in order to avoid promoting our products improperly, the FDA or other regulatory agencies or third parties could disagree and conclude that we have engaged in off-label promotion. For example, our DABRA Laser System has been cleared by the FDA for crossing chronic total occlusions in patients with symptomatic infrainguinal lower extremity vascular disease and has an intended use for ablating a channel in occlusive peripheral vascular disease. We have not received FDA clearance or approval to market DABRA for an atherectomy indication, and we may not promote DABRA for an atherectomy indication. As previously disclosed, the DOJ served us with a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning, among other things, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs. Our pivotal clinical study of the DABRA Laser System would not be sufficient to expand our FDA-cleared indication for use to an atherectomy indication for use, which the FDA currently defines to include a prespecified improvement in luminal patency, or prespecified increase in the openness of the artery at a pre-defined time point, such as six months following a DABRA procedure, using a consistent assessment tool.

We cannot predict the extent to which our competitors may be successful in dissuading physicians from using the DABRA system out of concerns regarding reimbursement. Furthermore, we may incur additional liability from claims initiated under the Lanham Act or other federal and state unfair competition laws with respect to how our products have been marketed and promoted.

In addition, we operate in an industry characterized by extensive litigation. However, the scope of potential liability with respect to any such claims, enforcement actions, or lawsuits is uncertain, and we cannot assure you that we will not receive claims from competitors or other third parties or be subject to enforcement actions in the future from regulatory agencies. For example, the FDA, FTC, the Office of the Inspector General of the Department of Health and Human Services, or HHS, the DOJ and various state Attorneys General actively enforce laws and regulations that prohibit the promotion of off-label uses. In October 2019, the DOJ served us with a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. In November 2019, we learned that the DOJ opened a criminal investigation relating to us. We have been, and intend to continue, cooperating with the DOJ in its active and ongoing investigations.

The False Claims Act, prohibits, among other things, making a fraudulent claim for payment of federal funds, causing such a fraudulent claim to be made, or making a false statement to get a false claim paid. The government may assert that a claim resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim under the False Claims Act. Many companies have faced government investigations or lawsuits by whistleblowers who bring a qui tam action under the False Claims Act on behalf of themselves and the government for a variety of alleged improper marketing activities, including providing free product to customers expecting that the customers would bill federal programs for the product, providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products, and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued False Claims Act cases against medical device companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Medical device and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs. If we are found to have improperly promoted off-label uses, we may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages, exclusion from federal funded healthcare programs and potential liability under the federal False Claims Act and any applicable state false claims act. Due to the Civil Investigative Demand seeking information with respect to the False Claims Act, we could incur substantial legal costs, including settlement costs, and business disruption responding to such investigation or suit, regardless of the outcome. If we are found to have violated the False Claims Act, it may result in significant financial penalties, on a per claim or statement basis, treble damages and exclusion from participation in federal health care programs. In addition, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials, which could negatively impact our marketing and decrease demand for our products. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers, competitors, or other persons claiming to be harmed by such conduct.

The FDA, HHS, DOJ, and/or state Attorneys General, competitors, and other third parties may take the position that we have violated or are not in compliance with such guidelines, and if such non-compliance is proven, it could harm our reputation, financial condition or divert financial and management resources from our core business, and would have a material adverse effect on our business, financial condition and results of operations. Moreover, threatened or actual government enforcement actions or lawsuits by third parties have and could continue to generate adverse publicity, which could decrease demand for our products and require that we devote substantial resources that could be used productively on other aspects of our business.

Regardless of whether actions are commenced, if we were to settle with one or more government agencies or state governments, including those conducting the active and ongoing investigations identified above, such settlements could include an agreement to pay civil or criminal damages, including future payments triggered by the achievement of periodic financial metrics, with interest or otherwise, a lump sum payment upon a change in control of the company or the sale of significant assets, or a pre-agreed uncontested claim if the company files for bankruptcy or liquidation, penalties, fines, disgorgement, injunctions, cease and desist orders, corporate integrity agreements, deferred prosecution agreements, or other equitable remedies, exclusion form governmental health care programs, and the curtailment or restructuring of our operations, any of which would have a material adverse effect on our business, financial condition and results of operations for years after any settlement  is reached. In light of the active and ongoing nature of the investigations, whether actions will be commenced, whether these investigations can be settled before or after actions are commenced, and the terms on which these investigations can be resolved, is not certain.

Litigation and other legal proceedings may adversely affect our business.

From time to time we are involved in and may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action, and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, we are currently a party to securities litigation and other litigation as set forth in the “Legal Proceedings.” Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition, and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

We must indemnify or advance reasonable legal expenses for officers and directors, including, in certain circumstances, former employees and directors, in their defense against legal proceedings, unless certain conditions apply. A prolonged uninsured expense and indemnification obligation could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to numerous laws and regulations related to healthcare fraud and abuse, false claims, anti-bribery and anti-corruption laws, such as the U.S. Anti-Kickback Statute and Foreign Corrupt Practices Act of 1977, in which violations of these laws could result in substantial penalties, exclusion and prosecution.

In the United States, we are subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. There are similar laws in other countries. These laws may impact, among other things, the sales, marketing and education programs for our products. The federal Anti-Kickback Statute prohibits persons from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program. The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Any allegation, investigation, or violation of domestic healthcare fraud and abuse laws could result in government or internal investigations, significant diversion of resources, exclusion from government healthcare programs and the curtailment or restructuring of our operations, significant fines, penalties, or other financial consequences, any of which may ultimately have a material adverse effect on our business, financial condition, and results of operations. For example, our Audit Committee identified potential healthcare compliance risk areas relating to the previous sales, marketing and education programs for our products. In particular, the Audit Committee found that we lacked documentation of sufficient detail and specificity regarding certain payments to physicians, ostensibly for training and consulting services, and did not accurately reflect the purpose and nature of approximately $300,000 of payments to three physicians, which could be perceived as an improper attempt to obtain business or to gain special advantage. The Audit Committee also found that our salespeople were instructed to characterize DABRA as performing atherectomy and to encourage doctors to seek reimbursement using atherectomy codes.

In October 2019, the DOJ served us with a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We believe 17 states are participating in the DOJ’s False Claims Act investigation. In November 2019, we learned that the DOJ opened a criminal investigation relating to us. We have been, and intend to continue, cooperating with the DOJ in its active and ongoing investigations described above.

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

Responding to any enforcement action or related investigation, such as the currently active and ongoing DOJ investigations, may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Any violation of the FCPA, other applicable anti-bribery, anti-corruption laws, healthcare laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S.

government contracts, which could have a material and adverse effect on our reputation, business, financial condition, and results of operations for years after these investigations are resolved.

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

•	product shortages resulting from any events affecting raw material or finished good supply or distribution or manufacturing capabilities abroad;
•	the impact of the current situation relating to trade with China and tariffs and other trade barriers that may be implemented by governmental authorities;
•	the impact of public health epidemics on the global economy, such as the new coronavirus currently impacting the United States, Europe, China and elsewhere; and
•	business interruptions resulting from geo-political actions, including war and terrorism.

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

We face intense competition for executive-level talent from a variety of sources, including from current and potential competitors in the medical device and healthcare industries. Our continued success is dependent, in part, upon our ability to attract and retain superior executive officers.

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

We were required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report filed on Form 10-K for the year ended December 31, 2019. As an “emerging growth company,” we will avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” unless at that time we are still a “smaller reporting company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the U.S. Securities and Exchange Commission, or SEC, or other regulatory authorities, which would require additional financial and management resources.

In reviewing the allegations and findings from an Audit Committee investigation related to an initially anonymous complaint in 2019, as well as additional matters discovered during the course of the investigation, we identified material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified related to the aggregation of control deficiencies in our control environment, in particular an inappropriate “tone at the top” set by certain members of senior management, a failure to promote adherence to our Code of Ethics and Conduct, and the lack of sufficient competent resources in key roles at the organization.

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

At March 31, 2020, we had 86 full-time employees. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions of our sales and marketing teams. We reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to five clinical specialists as of December 31, 2019.

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

Our current products are subject to extensive regulation by the FDA and non-U.S. regulatory agencies. Further, all of our potential products and improvements of our current products will be subject to extensive regulation and will likely require permission from regulatory agencies and ethics boards to conduct clinical trials, and clearance or approval from the FDA and non-U.S. regulatory agencies prior to commercial sale and distribution. Failure to comply with applicable U.S. requirements may subject us to a variety of administrative or judicial actions and sanctions, such as Form 483 observations, warning letters, untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The FDA can also refuse to clear or approve pending applications. Any enforcement action by the FDA and other comparable non-U.S. regulatory agencies could have a material adverse effect on our business, financial condition, and results of operations.

Our medical device operations are subject to pervasive and continuing FDA regulatory requirements.

Medical devices regulated by the FDA are subject to “general controls” which include:

•	registration with the FDA; listing commercially distributed products with the FDA;

•	complying with cGMPs under the Quality System Regulations, or QSR;

•	filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation;

•	assuring that device labeling complies with device labeling requirements;

•	reporting recalls and certain device field removals and corrections to the FDA;

•	and obtaining premarket notification 510(k) clearance for devices prior to marketing.

As previously disclosed, the Audit Committee found, among other things, that we, out of a concern for the DABRA catheters’ performance, engaged in efforts to replace product held by customers, which constituted product recalls, but were not documented as such. In October 2019, the DOJ served us with a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning, among other things, whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA. In November 2019, we learned that the DOJ opened a criminal investigation relating to us.

Some devices known as “510(k)-exempt” devices can be marketed without prior marketing clearance or approval from the FDA. In addition to the “general controls,” some Class II medical devices are also subject to “special controls,” including adherence to a particular guidance document and compliance with the performance standard. As Class II, 510(k)-cleared devices, our products are subject to both general and special controls. Instead of obtaining 510(k) clearance, most Class III devices are subject to premarket approval, or PMA. We do not believe any of our current products are Class III devices, but future products could be, which would subject them to the PMA process.

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

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting, or MDR, requirements, including the reporting of adverse events and malfunctions related to our products. We are required to file MDRs if our products may have caused or contributed to a serious injury or death or malfunctioned in a way that could likely cause or contribute to a serious injury or death if it were to recur. Any such MDR that reports a significant adverse event could result in negative publicity, which could harm our reputation and future sales. For example, the Audit Committee found that we failed to timely make at least two MDRs to the FDA which have since been reported. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory clearances or approvals, product seizures, injunctions or the imposition of civil or criminal penalties which may have a material adverse effect on our business, financial condition, and results of operations.

The medical device industry is now experiencing greater scrutiny and regulation by federal, state and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices, and product quality management. For example, as discussed above, the DOJ is currently conducting civil and criminal investigations regarding us, including a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We believe 17 states are participating in the DOJ’s False Claims Act investigation. Such reviews and investigations may result in the civil and criminal proceedings; the imposition of substantial fines and penalties; the receipt of warning letters, untitled letters, demands for recalls or the seizure of our products; the requirement to enter into corporate integrity agreements, stipulated judgments or other administrative remedies, and result in our incurring substantial unanticipated costs and the diversion of key personnel and management’s attention from their regular duties, any of which may have an adverse effect on our financial condition, results of operations and liquidity, and may result in greater and continuing governmental scrutiny of our business in the future.

Additionally, federal, state and foreign governments and entities have enacted laws and issued regulations and other standards requiring increased visibility and transparency of our interactions with healthcare providers. For example, the U.S. Physician Payment Sunshine Act, now known as Open Payments, requires us to report to the Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value to all U.S. physicians and U.S. teaching hospitals, with the reported information made publicly available on a searchable website. As previously disclosed, the Audit Committee found that we lacked documentation of sufficient detail and specificity regarding certain payments to physicians, ostensibly for training and consulting services, and as to three physicians did not accurately reflect the purpose and nature of approximately $300,000 of payments, which that could be perceived as an improper attempt to obtain business or to gain special advantage, and the DOJ served us with a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning, among other things, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute. Effective January 2022, we will also be required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives. Failure to comply with these legal and regulatory requirements could impact our business, and we have had and will continue to spend substantial time and financial resources to develop and implement enhanced structures, policies, systems and processes to comply with these legal and regulatory requirements, which may also impact our business and which could have a material adverse effect on our business, financial condition, and results of operations for years after any resolution of these investigations and any resulting claims are resolved.

Product clearances and approvals can often be denied or significantly delayed.

Under FDA regulations, unless exempt, a new medical device may only be commercially distributed after it has received 510(k) clearance, is authorized through the de novo classification process, or is the subject of an approved PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to another legally marketed product not subject to a PMA. Sometimes, a 510(k) clearance must be supported by preclinical and clinical data. Our ability to enroll patients in clinical trials, including our atherectomy indication trial, could be impacted by the COVID-19 outbreak, as many patients are electing or being asked to delay procedures at this time.

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

We may be required to obtain PMAs, PMA supplements or additional 510(k) premarket clearances to market modifications to our existing products. The FDA requires device manufacturers to make and document a determination of whether a device modification requires approval or clearance; however, the FDA can review a manufacturer’s decision. The FDA may not agree with our decisions not to seek approvals or clearances for particular device modifications. If the FDA requires us to obtain PMAs, PMA supplements or premarket clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing the modified device and perhaps also to recall such modified device until we obtain FDA clearance or approval. We may also be subject to significant regulatory fines or penalties.

The FDA may not approve our current or future PMA applications or supplements or clear our 510(k) applications on a timely basis or at all. For example, the COVID-19 outbreak could affect the FDA’s ability to review applications or supplements. Such delays or refusals could have a material adverse effect on our business, financial condition, and results of operations.

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

Our manufacturing facility is required to comply with extensive requirements imposed by the FDA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to the QSR or similar regulations set by foreign regulatory authorities. Following our voluntary recalls and given our Audit Committee findings, we have a heightened potential for an FDA inspection. As such, we will be subject to continual review and inspections to assess compliance with the QSR and adherence to commitments made in any 510(k) application. Accordingly, we continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory clearances or approvals that we have received for our products will be subject to limitations on the cleared or approved indicated uses for which the product may be marketed and promoted or to the conditions of approval, or contain requirements for potentially costly post-marketing testing. We are required to report certain adverse events and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing product safety issues could result in increased costs to assure compliance. The FDA and other agencies, including the DOJ, closely regulate and monitor the post-clearance or approval marketing and promotion of products to ensure that they are marketed and distributed only for the cleared or approved indications and in accordance with the provisions of the cleared or approved labeling. For example, the DOJ served us with a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b.

Promotional communications with respect to devices are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s cleared or approved labeling. As such, we may not promote our products for indications or uses for which they do not have clearance or approval. However, physicians can use their independent and professional judgment and use our products for off-label purposes, as FDA regulations do not restrict a physician’s choice of treatment with the practice of medicine. Prior to making certain changes to a cleared product, including certain changes to product labeling, the holder of a cleared 510(k) application may be required to submit a new premarket application and obtain clearance or approval.

If a regulatory agency discovers previously unknown problems with our products, such as adverse events of unanticipated severity or frequency, or problems with our facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of our products, such regulatory agency or enforcement authority may impose restrictions on that product or us, including requiring withdrawal of the product from the market. In addition to this type of penalty for failing to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

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

In addition, violations of the Federal Food, Drug, and Cosmetic Act, or FDCA, relating to the promotion of approved products may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws. As disclosed previously, the DOJ served us with a CID seeking information with respect to a False Claims Act investigation concerning, among other things, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs.

Any government adverse finding, regulatory sanction or investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory clearance or approval is withdrawn, it would have a material adverse effect on our business, financial condition, and results of operations.

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

For example, we have conducted four recent recalls related to our DABRA and Pharos products. In August 2018, we initiated a voluntary recall of our Pharos laser due to the potential for the laser to calibrate with the iris closed. This recall was classified as a Class II recall by FDA (a situation in which use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote). The four affected lasers were corrected and a request for termination was submitted to the FDA in November 2018. In August 2019, we initiated a voluntary recall of a limited number of Pharos lasers due to a software error that caused the device to fail at low doses. This recall was classified as a Class II recall by the FDA. The software was revised, and the affected lasers were corrected. A request for termination was submitted to the FDA in March 2020. In September 2019, we initiated a voluntary recall of our DABRA catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters, which we believe will significantly reduce the number of catheters that fail to calibrate. We submitted a request for termination to the FDA in February 2020, and as of March 31, 2020, 97% of the affected product has been returned to us. Finally, a voluntary recall of DABRA lasers was initiated in January 2020 to correct a software issue that could result in user or patient injury or may adversely impact laser performance. This field correction is ongoing and is expected to complete in August 2020. Any government-mandated recall or additional voluntary recall by us could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. These voluntary recalls and any future recalls of our products could divert managerial and financial resources, harm our reputation and adversely affect our business.

In addition, the FDA conducted an unannounced facility inspection in December 2019. The FDA issued to us a Form 483 that included observations that schedules for the adjustment, cleaning, and other maintenance of equipment have not been adequately established, a device master record index was not current, and document control procedures have not been fully established. We responded to the FDA with the corrective measures we are taking and to address the issued identified in the Form 483 and, based on this information, the FDA issued to us an Establishment Inspection Report, or EIR, closing out the inspection. We are working diligently to address the issues identified in the Form 483.

Depending on the corrective action we take to address a product’s deficiencies or defects, the FDA may require, or we may voluntarily decide, that we will need to seek and obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including adverse inspection findings, FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

As part of our investigation into the DABRA device performance, we conducted an internal audit of the clinical study that was used to support the device’s 510(k) application. The audit consisted of review of clinical study documentation that was retained by the study sponsor and found adequate evidence to support the safety and efficacy reported in the clinical study report submitted with the 510(k) application. The other observations identified by the audit were found to not have a major impact on the reported results of the study. If FDA were to disagree with the outcome of the audit and take the position that the issues with the clinical trial were reportable to the FDA, we could be required to issue a safety alert to our customers or initiate a recall, we could incur product liability and other costs, product clearances or approvals could be delayed, suspended or revoked, enforcement action could be initiated by regulatory authorities, we could be required to cease commercialization of DABRA and our business could otherwise be adversely affected.

In addition, we are subject to medical device reporting regulations that require us to report to the FDA or similar foreign governmental authorities if one of our products may have caused or contributed to a death or serious injury or if we become aware that it has malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction recurred. After a May 2018 inspection, the FDA issued to us a Form 483 that included observations for failure to properly evaluate whether certain complaints related to Pharos and DABRA that we have received rose to a level required to be reported to the FDA. At that time, in response, we informed the FDA that we have modified our complaint review procedures and we completed a retrospective evaluation and have not found any complaints which require a submission to the FDA. We have not requested, and the FDA has not issued, an EIR related to this inspection. In connection with our Audit Committee investigation, the Audit Committee also found failures to properly identify reportable events or to file timely reports, as well as failure to address each of the May 2018 observations to FDA’s satisfaction. Although we have since identified and made the appropriate reports to the FDA, these prior failures can subject us to sanctions and penalties, including warning letters and recalls. Physicians, hospitals and other healthcare providers may make similar reports to regulatory authorities. Any such reports may trigger an investigation by the FDA or similar foreign regulatory bodies, which could divert managerial and financial resources, harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.

Material modifications to our devices may require new 510(k) clearances or premarket approvals or may require us to recall or cease marketing our devices until clearances or approvals are obtained.

Material modifications to the intended use or technological characteristics of our devices will require new 510(k) clearances or premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on FDA published guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement, or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would constitute a material modification and would require a new 510(k) clearance or possibly a premarket approval. If required, we may not be able to obtain additional 510(k) clearances or premarket approvals for new devices or for modifications to, or additional indications for, our devices in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced devices in a timely manner, which in turn would harm our future growth. We have made modifications to our devices in the past and will make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop selling or marketing our devices as modified, which could harm our operating results and require us to redesign our platform devices. In these circumstances, we may also be subject to significant enforcement actions such as significant regulatory fines or penalties. Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to modify our previously cleared products, either by imposing stricter requirements on when a new 510(k) for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions.

If we or our suppliers fail to comply with the FDA’s Quality System Regulation or any applicable state equivalent, our operations could be interrupted and our potential product sales and operating results could suffer.

We and our suppliers are required to comply with the FDA’s QSR, which delineates, among other things, the design controls, document controls, purchasing controls, identification and traceability, production and process controls, acceptance activities, nonconforming product requirements, corrective and preventive action requirements, labeling and packaging controls, handling, storage, distribution and installation requirements, complaint handling, records requirements, servicing requirements, and statistical techniques potentially applicable to the production of our medical devices. We and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market products overseas. The FDA enforces the QSR through periodic and announced or unannounced inspections of manufacturing facilities. Our facilities have been inspected by the FDA and other regulatory authorities, and we anticipate that we and certain of our third-party component suppliers will be subject to additional future inspections. If our facilities or manufacturing processes or our suppliers’ facilities or manufacturing processes are found to be in non-compliance or fail to take satisfactory corrective action in response to adverse QSR inspectional findings, FDA could take legal or regulatory enforcement actions against us and/or our products, including but not limited to the cessation of sales or the initiation of a recall of distributed products, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

Various claims, design features or performance characteristics of our medical devices, that we regarded as permitted by the FDA without new marketing clearance or approval, may be challenged by the FDA or state or foreign regulators. The FDA or state or foreign regulatory authorities may find that certain claims, design features or performance characteristics, in order to be made or included in the products, may have to be supported by further clinical studies and marketing clearances or approvals, which could be lengthy, costly and possibly unobtainable.

As previously disclosed, the DOJ is conducting civil and criminal investigations regarding us, including a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We believe 17 states are participating in the DOJ’s False Claims Act investigation.

If any of our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, or MDR regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. For example, in 2015 we submitted to the FDA an MDR for an event that involved a patient who experienced significant erythema, or skin reddening, and transient blistering after treatment with Pharos. The patient was treated with topical antibiotics and subsequently continued treatment. For DABRA, the most frequent complication reported to us as a result of post-market surveillance is clinically non-significant vessel perforation. In connection with an internal audit of our regulatory reporting systems and our Audit Committee investigation, we have revised and continue to monitor our internal operating procedures for complaint handling and adverse event classifications. We reviewed all adverse medical events that were reported to us prior to and during the Audit Committee investigation and retrospectively filed three MDRs with the FDA.

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

Our products are purchased principally by physician office-based labs, which typically bill various third-party payors, including governmental programs, such as Medicare and Medicaid, private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain reimbursement for procedures that are performed using our products from government and private third-party payors is critical to our success. The availability of coverage and reimbursement for procedures performed using our products affects which products customers purchase and the prices they are able to pay to us.

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

We have adopted a code of ethics and business conduct, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. For example, the Audit Committee investigation identified certain behavior inconsistent with the Company’s Code of Ethics and Conduct and related policies. If such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in government investigations, civil and criminal proceedings, the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, additional integrity reporting and oversight obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our Audit Committee identified certain conduct that may implicate healthcare laws and FDA regulatory requirements, including a failure to timely make at least two MDRs to the FDA, replacement of product held by customers, which constituted product recalls, but were not documented as such, a lack of sufficient documentation to support certain payments to physicians, and as to three physicians did not accurately reflect the purpose and nature of the payments, instructions to salespeople to characterize DABRA as performing atherectomy and encouragement to doctors to seek reimbursement using atherectomy codes, and direction of potentially valuable benefits and opportunities to doctors that were informed in part by sales prospects. As previously disclosed, the DOJ is conducting civil and criminal investigation regarding us, including a CID seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We believe 17 states are participating in the DOJ’s False Claims Act investigation, as discussed above. The SEC is also conducting its own investigation.

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

For example, in December 2017, we were contacted by a third party suggesting that we should consider licensing three U.S. patents directed to the treatment of vitiligo, U.S. Pat. No. 6,979,327 (“’327 patent”), U.S. Pat. No. 7,261,729 (“’729 patent”), and U.S. Pat. No. 8,387,621 (“’621 patent”). In addition, we were also previously contacted in 2006 by the same third party suggesting that we should consider licensing the ‘327 patent as well as the then pending application that became the ‘729 patent. We believe that we will be meritorious if a claim of infringement of the ‘327 patent, the ‘729 patent, or the ‘621 patent is asserted against us in a legal proceeding by this or any other third party. However, although we believe that we do not infringe the claims of the ‘327 patent, the ‘729 patent, or the ‘621 patent, nor do we believe that we need a license to the ‘327 patent, the ‘729 patent, or the ‘621 patent in order to freely commercialize our products, there is a possibility that a suit claiming infringement of the ‘327 patent, the ‘729 patent, or the ‘621 patent will be brought against us, and we cannot assure that a court or an administrative agency will agree with our assessment with regard to non-infringement of the ‘327 patent, the ‘729 patent, or the ‘621 patent. If it was necessary to obtain a license to the ‘327 patent, the ‘729 patent, or the ‘621 patent and a license was not available on commercially reasonable terms or available at all, that could affect our ability to commercialize our products and materially and adversely affect our business.

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

We are currently experiencing inconsistencies in our DABRA catheter performance as more fully described in the risk factor entitled “—We are experiencing inconsistencies in our DABRA catheter performance, including shelf life and non-calibrations. This and any other development or manufacturing problems or delays that could limit the potential growth of our revenue or increase our losses.” In addition to the inconsistencies and risks described in the foregoing risk factor, we may encounter unforeseen situations that would result in delays or shortfalls in manufacturing. Key components and sub-assemblies of DABRA and Pharos are currently provided by a limited number of suppliers, and we do not maintain large inventory levels of these components and sub-assemblies. For example, we rely on a limited number of suppliers for the Thyratron used to manufacture our lasers. If we experience a shortage in any of these components or sub-assemblies, we would need to identify and qualify new supply sources, which could increase our costs, result in manufacturing delays, and cause delays in the delivery of our products. We may also experience a delay in completing validation and verification testing or sterility audits for controlled-environment rooms at our manufacturing facility.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”). We received a deficiency notice from the NYSE on December 4, 2019 that we are not in compliance with a NYSE continued listing requirement for maintaining an average market capitalization over a consecutive 30 trading-day period of not less than $50 million at the same time shareholders' equity is less than $50 million. We submitted a compliance plan on January 20, 2020, and the NYSE accepted our plan on February 28, 2020. We have 18 months to cure this deficiency. In addition, if our average market capitalization over a consecutive 30 trading-day period is less than $15 million, we will be delisted from the NYSE immediately; however, on March 19, 2020, the NYSE has temporarily suspended, until June 30, 2020, the application of the average market capitalization listing requirement due to ongoing market volatility relating to the ongoing COVID-19 pandemic. As of May 12, 2020, our market capitalization was $14.6 million. There can be no assurance that we will be able to successfully implement the necessary actions to maintain or regain compliance with NYSE listing requirements or that any appeal of a decision to delist our common stock would be successful.

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

Prior to our listing on the NYSE in September 2018, there was no public market for shares of our common stock. Although our common stock is listed on the NYSE, the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active trading market for our shares may not be sustained in the future. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

•	unanticipated serious safety concerns related to the use of our products;
•	changes in our organization ;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our future growth;
•	the size and growth of our target markets;
•	actual or anticipated variations in quarterly operating results;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including stockholder litigation, government actions or litigation related to intellectual property;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	any delay in any regulatory filings for our future products and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such products;
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

As of December 31, 2019, we had net operating loss carryforwards, or NOLs, of approximately $63.7 million for federal income tax purposes, and $66.0 million for state income tax purposes. These federal and state NOLs begin expiring in 2029. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We have determined that we have not experienced Section 382 ownership changes in the past and therefore our NOLs are not subject to an annual limitation under Section 382. In addition, as a result of the Tax Cuts and Jobs Act of 2017, as modified by the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely and deductibility of federal NOLs generally may be limited in future years.

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

As of March 31, 2020, our executive officers, directors, and 10% stockholders owned approximately 38% of the outstanding shares of our common stock. In addition, as of March 31, 2020, our officers, directors, 10% stockholders, and their affiliates held (i) options to purchase an aggregate of 1,950,486 shares of our common stock at a weighted average exercise prices of $13.82 per share; (ii) 560,186 restricted stock units; and (iii) 125,000 restricted stock awards, which would give our officers, directors, and 10% stockholders ownership of approximately 42% of our outstanding common stock if such awards are fully vested and are exercised in full. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, certain financing transactions or other major corporate transactions, and may attempt to exercise such control rights going forward. Certain stockholders affiliated with our former chief executive officer, who have represented to us that, as of December 17, 2019, they collectively held more than 50% of our common stock, have attempted to exercise such control rights in the past, and these stockholders or other of our stockholders may attempt to do so again in the future. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, which could have a material adverse effect on our business, financial condition, and results of operations.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2020, we had outstanding 13,895,349 shares of our common stock.

In addition, pursuant to our 2018 Equity Incentive Plan, or 2018 Plan, equity incentive awards representing up to an aggregate of 1,482,778 shares of our common stock were available for issuance to our employees, directors and consultants as of March 31, 2020. The 2018 Plan includes an annual increase in the number of shares available for future grant each year pursuant to the “evergreen” provision of our 2018 Plan. Additionally, pursuant to our 2018 Employee Stock Purchase Plan, or ESPP a total of 618,289 shares were available for sale under our ESPP as of March 31, 2020. The ESPP also includes an annual increase in the number of shares available for sale under our ESPP each year pursuant to the “evergreen” provision of our ESPP. In addition to the increase in shares available to grant in 2020 due to the “evergreen” provisions contained in the 2018 Plan and the ESPP, in the first quarter of 2020 we adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) for the purpose of attracting, retaining and incentivizing employees in furtherance of our success. On adoption, 800,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards and 225,000 shares were available for issuance as of March 31, 2020. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our certificate of incorporation relating to the issuance of preferred stock and management of our business or our bylaws, which may inhibit the ability of an acquirer to affect such amendments to facilitate an unsolicited takeover attempt;

•

the ability of our board of directors, by majority vote, to amend our bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, because we are now incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our certificate of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation or our bylaws; any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; and any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Our certificate of incorporation further provides that the federal district courts of the United States is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court has ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find either exclusive forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As discussed elsewhere in this Quarterly Report on Form 10-Q, we are currently focusing on servicing priority existing accounts while we prioritize remedying the inconsistencies in our DABRA catheter performance. Accordingly, we intend to use the remainder of the net proceeds for these and other general corporate purposes, including our clinical studies.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2018 (File No. 001-38677)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 1, 2018 (File No. 001-38677)).

10.1

Change in Control and Severance Agreement, by and between the Registrant and Jonathan Will McGuire, dated as of March 30, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on April 16, 2020 (File No. 333-237701)).

10.2

Employment letter by and between the Registrant and Jonathan Will McGuire, dated as of March 9, 2020 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on April 16, 2020 (File No. 333-237701)).

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

RA MEDICAL SYSTEMS, INC.

(Registrant)

Date: May 13, 2020	By:	/s/ Andrew Jackson
Andrew Jackson
Chief Financial Officer