Form 10-Q
period 2020-06-30
Ra Medical Systems, Inc.
filed 2020-08-11
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 7, 2020, the registrant had 72,468,337 shares of common stock, par value $0.0001 per share, outstanding.

RA MEDICAL SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ra Medical Systems, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$29,380	$14,584
Short-term investments	—	15,993
Accounts receivable, net	474	786
Inventories	2,704	2,777
Prepaid expenses and other current assets	1,221	1,860
Total current assets	33,779	36,000
Property and equipment, net	4,106	5,050
Operating lease right-of-use-assets	2,662	2,835
Other non-current assets	144	196
TOTAL ASSETS	$40,691	$44,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,870	$1,532
Accrued expenses	3,937	2,642
Current portion of deferred revenue	1,859	2,029
Current portion of equipment financing	301	293
Current portion of operating lease liabilities	337	318
Total current liabilities	8,304	6,814
Deferred revenue	846	1,232
Equipment financing	112	265
Promissory note	2,000	—
Operating lease liabilities	2,445	2,620
Total liabilities	13,707	10,931
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 authorized at June 30, 2020 and December 31, 2019, respectively; none issued	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 38,182,623 and 13,770,349 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4	1
Additional paid-in capital	161,959	150,280
Accumulated deficit	(134,979)	(117,157)
Accumulated other comprehensive income	—	26
Total stockholders’ equity	26,984	33,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,691	$44,081

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue
Product sales	$154	$1,284	$740	$2,178
Service and other	746	869	1,534	1,723
Total net revenue	900	2,153	2,274	3,901
Cost of revenue
Product sales	624	1,935	1,588	3,330
Service and other	543	798	1,163	1,345
Total cost of revenue	1,167	2,733	2,751	4,675
Gross loss	(267)	(580)	(477)	(774)
Operating expenses
Selling, general and administrative	7,896	13,789	14,181	27,018
Research and development	1,953	979	3,248	2,510
Total operating expenses	9,849	14,768	17,429	29,528
Operating loss	(10,116)	(15,348)	(17,906)	(30,302)
Other income (expense), net
Interest income	10	297	124	625
Interest expense	(15)	(66)	(40)	(114)
Total other income (expense), net	(5)	231	84	511
Loss before income tax expense	(10,121)	(15,117)	(17,822)	(29,791)
Income tax expense	—	5	—	5
Net loss	(10,121)	(15,122)	(17,822)	(29,796)
Basic and diluted net loss per share	$(0.43)	$(1.16)	$(0.95)	$(2.32)
Basic and diluted weighted average common shares outstanding	23,621	13,000	18,696	12,847

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(10,121)	$(15,122)	$(17,822)	$(29,796)
Other comprehensive (loss) income:
Unrealized (losses) gains related to short-term investments	(4)	51	(26)	51
Total other comprehensive (loss) income	$(4)	$51	$(26)	$51
Comprehensive loss	$(10,125)	$(15,071)	$(17,848)	$(29,745)

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,822)	$(29,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,041	669
Operating lease right-of-use-assets amortization	173	162
Provision for doubtful accounts	25	266
Stock-based compensation	2,080	14,877
Changes in operating assets and liabilities:
Accounts receivable	287	(400)
Inventories	33	(1,542)
Prepaid expenses and other assets	650	313
Accounts payable	107	390
Accrued expenses	1,295	(735)
Deferred revenue	(556)	187
Other liabilities	(156)	(138)
Net cash used in operating activities	(12,843)	(15,747)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	(36,461)
Proceeds from maturities of available-for-sale securities	16,000	—
Purchases of property and equipment	(49)	(196)
Net cash provided by (used in) investing activities	15,951	(36,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of placement agent fees of $1,008	8,992	—
Proceeds from issuance of common stock in connection with the exercise of warrants	827	—
Proceeds from issuance of common stock in connection with the employee stock purchase plan	27	37
Proceeds from PPP promissory note	2,000	—
Payments on equipment financing	(145)	(161)
Payments of offering costs related to the issuance of common stock and warrants	(13)	—
Net cash provided by (used in) financing activities	11,688	(124)
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,796	(52,528)
CASH AND CASH EQUIVALENTS, beginning of period	14,584	64,315
CASH AND CASH EQUIVALENTS, end of period	$29,380	$11,787
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid offering costs	$231	$—
Transfer from inventories to property and equipment for lasers	$40	$1,295
Unpaid property and equipment included in equipment financing	$—	$175
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$16	$26
Cash payments for taxes	$—	$8

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	13,770	$1	$150,280	$26	$(117,157)	$33,150
Common stock issued	125	—	—	—	—	—
Stock-based compensation	—	—	1,047	—	—	1,047
Other comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(7,701)	(7,701)
Balances at March 31, 2020	13,895	$1	$151,327	$4	$(124,858)	$26,474
Common stock issued, net	22,222	2	5,282	—	—	5,284
Warrants issued, net	—	—	3,464	—	—	3,464
Exercise of warrants	1,838	1	826	—	—	827
Common stock issued pursuant to the vesting of restricted stock units and ESPP	228	—	27	—	—	27
Stock-based compensation	—	—	1,033	—	—	1,033
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(10,121)	(10,121)
Balances at June 30, 2020	38,183	$4	$161,959	$—	$(134,979)	$26,984

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	12,689	$1	$126,925	$—	$(60,221)	$66,705
Adoption of accounting standard (See Note 2)	—	—	—	—	21	21
Balances at January 1, 2019	12,689	1	126,925	—	(60,200)	66,726
Common stock issued	148	—		—	—	—
Stock-based compensation	—	—	7,745	—	—	7,745
Net loss	—	—	—	—	(14,674)	(14,674)
Balances at March 31, 2019	12,837	$1	$134,670	$—	$(74,874)	$59,797
Common stock issued	384	—	37	—	—	37
Stock-based compensation	—	—	7,132	—	—	7,132
Other comprehensive income	—	—	—	51	—	51
Net loss	—	—	—	—	(15,122)	(15,122)
Balances at June 30, 2019	13,221	$1	$141,839	$51	$(89,996)	$51,895

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

COVID-19—The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The ultimate effects of the COVID-19 on the Company’s business, operations and financial condition are unknown at this time. In the near term, the Company expects that its revenue will continue to be adversely impacted and enrollment in its atherectomy clinical trial will continue to be delayed or slowed, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity. In addition, some customers are requesting more flexible payment terms on a temporary basis. The Company’s manufacturing facility located in Carlsbad, California is currently operational. Employee travel is limited to essential travel only and many employees are working from home when feasible. Due to the Company’s reduced commercial footprint and volume, it is not currently experiencing any shortages in supplies that would impact its ability to manufacture products sufficient to meet current demand and to support its atherectomy indication trial. However, the extent to which COVID-19 impacts its business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

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

The Company has experienced recurring net losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $135.0 million at June 30, 2020. For the year ended December 31, 2019 and the six months ended June 30, 2020, the Company used $33.2 million and $12.8 million for operating activities, respectively.

As of June 30, 2020, the Company had cash and cash equivalents of $29.4 million. In August 2020, the Company completed an additional public stock offering of common stock and warrants and received approximately $10.6 million in net proceeds, after deducting placement agent’s fees and other estimated offering expenses (see Note 11).

Management expects operating losses and negative cash flows to continue for the foreseeable future with the Company’s reduced commercial footprint, and as the Company continues to incur costs related to its atherectomy clinical trial, engineering efforts to improve the shelf-life of its catheters and develop next generation products and legal costs associated with ongoing litigation. The Company also expects the COVID-19 pandemic to have a continued negative impact on its revenue and the timing of enrollment in its atherectomy clinical trial as well as the Company’s ability to secure additional financing in a timely manner or on favorable terms, if at all.

Although the Company has bolstered its liquidity resources in the second and third quarters of 2020, management concluded that the aforementioned conditions, particularly the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements. Management’s plans to address this uncertainty include raising additional funding, if necessary, through public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

Note 2—Significant Accounting Policies

Interim condensed financial information—The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed balance sheets, results of operations, cash flows and statement of stockholders’ equity for the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2020.

Use of estimates—The financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and reported disclosures of contingent liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s financial statements are based upon a number of estimates, including but not limited to, allowance for doubtful accounts, reserves for warranty costs including product recalls, evaluation of probable loss contingencies, fair value of stock option awards granted and revenue recognition for multiple performance obligations.

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

The Company measures its cash and cash equivalents and short-term investments at fair value.

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

Laser Sales

Sales of laser systems and are included in product sales in the statements of operations. The Company recognizes revenue on laser sales at the point in time that control transfers to the customer. Control of the product typically transfers upon shipment.

Warranty Service Revenue

The Company typically provides a 12-month warranty with the purchase of its laser systems. Customers can extend the warranty period through the purchase of extended warranty service contracts. Extended warranty service contracts are sold with contract terms ranging from 12 to 60 months and cover periods after the end of the initial 12-month warranty period. The warranty provides the customer with maintenance services in addition to the assurance that the laser product complies with agreed-upon specifications. Therefore, the warranty service is treated as a separate performance obligation from the laser system. Warranty services are a stand-ready obligation, and the Company recognizes revenue on a straight-line basis over the service contract term. Warranty service revenue is included in service and other revenue in the statements of operations. Deferred revenue at December 31, 2019 was $3.3 million. Revenue recognized in each of the three months ended June 30, 2020 and 2019 relating to amounts previously included in deferred revenue was $0.6 million. Revenue recognized in each of the six months ended June 30, 2020 and 2019 was $1.3 million and $1.2 million, respectively. The deferred revenue greater than one year will be recognized during the remaining service period through 2024.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions. The capitalized costs are amortized to selling, general and administrative expense over the estimated period of benefit of the asset, which is the contract term. The Company elected to use the practical expedient to expense the costs to obtain a contract when the amortization period is less than one year. The Company has contract costs of $0.3 million and $0.4 million capitalized at June 30, 2020 and December 31, 2019, respectively.

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

These lease arrangements contain one lease component (the laser) and one nonlease component (warranty service) for which the Company elected the practical expedient to not separate the nonlease component from the lease component. The Company accounts for the combined lease component as an operating lease and recognizes lease income on a straight-line basis over the lease term. Rental income from lease arrangements for the three months ended June 30, 2020 and June 30, 2019 was $0.1 million and $0.2 million, respectively. Rental income from lease arrangements for each of the six months ended June 30, 2020 and 2019 was $0.3 million.

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

Note 3—Fair Value Measurements

The following table presents the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of June 30, 2020
Money market funds	$18,389	$18,389	$—	$—
As of December 31, 2019
Money market funds	$13,219	$13,219	$—	$—
U.S. government securities	$14,993	$14,993	$—	$—
U.S. agency securities	$1,000	$—	$1,000	$—

Note 4—Inventories

Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$2,272	$2,300
Work in process	279	215
Finished goods	153	262
Inventories	$2,704	$2,777

Note 5—Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Lasers	$4,747	$4,671
Automobiles	1,054	1,109
Machinery and equipment	862	841
Computer hardware and software	348	348
Leasehold improvements	119	119
Furniture and fixtures	48	48
Construction in progress	51	23
Property and equipment, gross	7,229	7,159
Accumulated depreciation	(3,123)	(2,109)
Property and equipment, net	$4,106	$5,050

Depreciation expense was $0.5 million $0.4 million for the three months ended June 30, 2020 and 2019, respectively and $1.0 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Compensation and related benefits	$429	$1,163
Accrued warranty (Note 7)	251	338
Accrued services	3,257	1,141
Accrued expenses	$3,937	$2,642

Note 7—Accrued Warranty

Activity in the product warranty accrual is included in accrued expenses above and consists of the following (in thousands):

	For the Six Months Ended June 30,	Year Ended December 31, 2019
Balance at beginning of period	$338	$112
Increase in warranty accrual	40	889
Change in liability for pre-existing warranties	—	(28)
Claims satisfied	(127)	(635)
Accrued warranty	$251	$338

Warranty expense was $8,000 and $0.5 million for the three months ended June 30, 2020 and 2019, respectively and $40,000 and $0.8 million for the six months ended June 30, 2020 and 2019, respectively. The accrued warranty balances at June 30, 2020 and December 31, 2019 include $0.1 million and $0.2 million, respectively, relating to the voluntary recall of catheters, which was initiated in September 2019. Warranty expense is included in cost of revenue in the accompanying condensed statements of operations.

Note 8—Paycheck Protection Program Promissory Note

In May 2020, the Company entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“PPP Promissory Note”) with a commercial bank under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP Promissory Note bears interest at 1.0% per annum. Payments are due monthly beginning November 1, 2020. The principal amount of the PPP Promissory Note along with any unpaid interest is due on May 3, 2022. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note, and the Company has used the proceeds from the PPP Promissory Note for forgivable purposes as defined by the terms of the PPP Promissory Note. The Company intends to apply for forgiveness under the provisions of the CARES Act. Forgiveness is subject to the sole approval of the Small Business Administration. Interest expense for the three and six months ended June 30, 2020 was approximately $3,000.

Note 9—Leases

The Company has two operating leases for office and manufacturing space which requires it to pay base rent and certain utilities. Monthly rent expense is recognized on a straight-line basis over the terms of the leases, which expire in 2027 and 2021.

At June 30, 2020 the weighted average remaining lease term was 7.5 years. The operating leases are included in the balance sheet at the present value of the lease payments at a 7% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate.

For each of the three months ended June 30, 2020 and 2019, operating lease expense and cash paid for leases were $0.1 million. For each of the six months ended June 30, 2020 and 2019, operating lease expense $0.3 million. For the six months ended June 30, 2020 and 2019, cash paid for leases was $0.3 million and $0.2 million, respectively. Operating lease right-of-use assets amortization was $0.1 million and $0.2 million for each the three and six months ended June 30, 2020 and 2019, respectively. Variable costs are de minimis.

The following table presents the lease liabilities within the condensed balance sheet, related to the Company’s operating leases as of June 30, 2020 (in thousands):

Years Ending December 31,
2020 (remaining six months)	$257
2021	528
2022	432
2023	445
2024	459
2025	472
Thereafter	987
Total operating lease payments	$3,580
Less: imputed interest	(798)
Total operating lease liabilities	$2,782

Note 10—Loss per Share

The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted-average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options and non-vested restricted stock awards and units using the treasury stock method, along with the effect, if any, from outstanding convertible securities.

The Company’s outstanding warrants to purchase common stock have participation rights to any dividends that may be declared in the future and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to the participating securities since the holders have no contractual obligation to share in the losses of the Company.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at June 30, 2020 consisted of warrants of 21,940,110, stock options of 3,644,127, restricted stock units of 196,903, restricted stock awards of 125,000 and Employee Stock Purchase Plan shares of 94,296.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at June 30, 2019 consisted of stock options of 1,892,200 and restricted stock units of 1,237,895 and Employee Stock Purchase Plan shares of 30,046.

Note 11—Equity Offerings

In May 2020, the Company completed a public offering (the “May 2020 Offering”) of an aggregate of 22,222,222 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 22,222,222 shares of common stock, at a public offering price of $0.45 per share and accompanying warrant. Each share of common stock was sold in the offering with one warrant to purchase one share of common stock. The warrants have an exercise price of $0.45 per share, are immediately exercisable, and expire five years following the date of issuance. Placement agent warrants were issued to purchase up to an aggregate of 1,555,555 shares of common stock, are immediately exercisable for an exercise price of $0.5625, and expire five years following the date of issuance. The Company received approximately $8.7 million in net proceeds, after deducting placement agent’s fees and other offering expenses of $1.3 million, payable by it.

The warrants and placement agent warrants were valued at an aggregate $3.5 million using the Black-Scholes option pricing model based on the following assumptions; expected volatility 59.86%, risk-free interest rate 0.34%, expected dividend yield 0.00% and an expected term of 2.5 years.

In June 2020, the Company issued 1,837,667 shares of common stock in connection with the exercise of warrants issued in the May 2020 Offering.

At June 30, 2020, the Company had 20,384,555 shares and 1,555,555 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the May 2020 Offering, at an exercise price of $0.45 per share and $0.5625 per share, respectively.

In August 2020, the Company completed another public offering (the “August 2020 Offering”) of an aggregate of 34,285,714 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 34,285,714 shares of common stock, at a public offering price of $0.35 per share and accompanying warrant. Each share of common stock was sold in the offering with one warrant to purchase one share of common stock. The warrants have an exercise price of $0.35 per share, are immediately exercisable, and expire five years following the date of issuance. Placement agent warrants were issued to purchase up to an aggregate of 2,399,999 shares of common stock, are immediately exercisable for an exercise price of $0.4375, and expire five years following the date of issuance. The Company received approximately $10.6 million in net proceeds, after deducting placement agent’s fees and other estimated offering expenses payable by it.

Note 12—Stock-Based Compensation

In March 2020 the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) with the purpose of attracting, retaining and incentivizing employees in furtherance of the Company’s success. The 2020 Plan was adopted without stockholder approval pursuant to Rule 303A.08 of the New York Stock Exchange rules. In accordance with New York Stock Exchange rules, this plan is used to offer equity awards as material inducements for new employees to join Ra Medical. On adoption, 800,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards. The 2020 Plan provides for the granting of stock options with exercise prices equal to the fair market value of our common stock on the date of grant. During the six months ended June 30, 2020 there were 450,000 stock options granted with a weighted average exercise price of $1.02 and 125,000 restricted stock awards granted with a grant date fair value of $0.1 million under the 2020 Plan. There are 28,125 exercisable options in the 2020 Plan at June 30, 2020.

A summary of the activity and related information of the stock options issued under the 2018 Equity Incentive Plan and the 2018 Stock Compensation Plan is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,139,537	$15.50	8.09	$—
Granted	293,220	1.23
Forfeited	(238,630)	14.87
Outstanding at June 30, 2020	3,194,127	$14.24	7.93	$—
Exercisable at June 30, 2020	1,540,320	$22.30	6.62	$—
Vested and expected to vest at June 30, 2020	3,194,127	$14.24	7.93	$—

A summary of the activity and related information of the restricted stock units issued under the 2018 Plan is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	271,472	$5.15
Granted	109,288	1.07
Vested and released	(166,273)	3.70
Forfeited	(17,584)	4.06
Outstanding at June 30, 2020	196,903	$5.05

Stock-based compensation expense recorded in operating expenses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling, general and administrative	$843	$6,364	$1,705	$12,683
Research and development	103	276	202	1,186
Stock-based compensation in operating expenses	$946	$6,640	$1,907	$13,869

Stock-based compensation amounts of $0.1 million and $0.5 million were capitalized to inventory and property and equipment during the three months ended June 30, 2020 and 2019, respectively. Stock-based compensation of $0.2 million and $1.0 million were capitalized to inventory and property and equipment during the six months ended June 30, 2020 and 2019, respectively.

Unrecognized compensation expense for stock options issued as of June 30, 2020 was $3.5 million and is expected to be recognized over a weighted-average period of 1.4 years. Unrecognized compensation expense for the restricted stock units and restricted stock awards as of June 30, 2020 was $0.8 million and is expected to be recognized over a weighted-average period of 2.1 years.

Note 13—Commitments and Contingencies

Legal—In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

Securities Litigation

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et. al., (Civil Action no. 19CV1079 LAB NLS) was filed in the United States District Court for the Southern District of California against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in the Company’s registration statement in violation of Sections 11 and 15 of the Securities Act of 1933 and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Management intends to vigorously defend the Company against this lawsuit. On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On July 14, 2020, the court informed the parties that the motion to dismiss is suitable for decision without oral argument. At this time, the Company cannot predict how a court or jury will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s financial condition and its results of operations for the period or periods in which it is incurred. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

Government Investigations

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

In October 2019, the U.S. Department of Justice, or DOJ, served the Company with a Civil Investigative Demand (“CID”) seeking information with respect to a False Claims Act investigation concerning whether the Company fraudulently obtained 510(k) marketing clearance for the Company’s devices marketed under the trade name DABRA, whether the Company marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether the Company paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. The Company believes as many as 13 states are participating in the DOJ’s False Claims Act investigation. In response to the DOJ’s CID, the Company reviewed the facts and circumstances of the clinical study used to support its 510(k) marketing clearance and has now completed such review. Following this review, the Company believes there is (i) adequate evidence to support the safety and efficacy reported in the study submitted with the 510(k) application, and (ii) no observations that would have a major impact on the reported results of the study. The Company has been, and intends to continue, cooperating with the DOJ in its active and ongoing investigation. The Company is unable to predict the ultimate outcome and has accrued $2.5 million at June 30, 2020 related to this contingency. It is reasonably possible that the estimated amount will change.

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

Other Litigation

On August 30, 2018, Strata Skin Sciences, Inc. (“Strata”) and Uri Geiger, a member of the board of directors of Strata Skin Sciences, Inc. (collectively “Strata”) filed an action against the Company in Court of Common Pleas of, Montgomery County, Pennsylvania (Civil Action No. 18-21421) (the “Pennsylvania Case”), requesting declaratory relief that: (1) Strata and Mr. Geiger are not liable for tortious interference, defamation, libel, or unfair competition based on an e-mail by Mr. Geiger to an investment bank (the “Geiger Email”); (2) Strata and Mr. Geiger made no actionable statements about the Company to such investment bank; (3) the Company cannot enforce the 2011 settlement and release agreement between the Company and PhotoMedex, Inc. (“Settlement Agreement”) against Strata; and (4) that any dispute regarding the Geiger Email does not relate to the Settlement Agreement. The action filed by Strata and Mr. Geiger does not request any monetary damages. The Company believes that the action by Strata and Mr. Geiger was filed as a response to a letter that the Company sent to Strata on August 22, 2018 demanding that Strata and Mr. Geiger cease and desist from making statements about alleged patent infringement and affirmatively retract the statements made in the Geiger Email. The Company was served with the action on August 31, 2018, and responded with preliminary objections to the action on September 19, 2018. The court overruled the Company’s preliminary arguments on April 29, 2019. The Company filed a motion for partial summary judgment on December 9, 2019 for the court to rule that Strata is bound by the Settlement Agreement. Strata filed a motion on February 4, 2020 asking the court to enforce a settlement agreement to which Strata believes the Company agreed, despite such agreement never having been signed. On June 16, 2020, the court entered an order denying the Company’s motion for partial summary judgment, granting Strata’s motion for partial summary judgment that Strata is not bound by the 2011 Agreement, and denying Strata’s motion to enforce the settlement agreement. No loss is probable or reasonably possible as of June 30, 2020.

On May 16, 2019, the Company filed an action against Strata, Mr. Geiger and Accelmed Growth Partners, L.P. (collectively, the “Strata Parties”) in the United States District Court for the Southern District of California (Civil Action No. 19-cv-0920-AJB-MSB (the “California Case”)) alleging (1) breach of the Settlement Agreement, (2) intentional interference in contractual relations, (3) intentional interference in prospective economic relations, and (4) trade libel. In the California Case, the Company alleges, among other things, that the statements in the Geiger Email regarding alleged patent infringement constitute a breach of the Settlement Agreement, that the Strata Parties employed deceptive practices designed to delay the Company’s initial public offering and reduce the amount of capital raised by the Company, and that statements in the Geiger Email regarding patent infringement, off label promotion and reimbursement constitute trade libel. The Company seeks an injunction barring the Strata Parties from continuing the alleged conduct, monetary damages, and other available legal and equitable relief. The Company amended its complaint on July 25, 2019 to allege violations of the Lanham Act’s prohibition on false advertising. The Strata Parties filed motions to dismiss on August 25, 2019, and the Company responded with its oppositions to the motions to dismiss on September 27, 2019. On February 27, 2020, the Company filed a Motion to Supplement the Second Amended Complaint to include additional allegations of violations of the Lanham Act. The Company and the Strata Parties then filed a Joint Motion to File Supplemental Second Amended Complaint and Treat Pending Motions to Dismiss as if Directed. On March 6, 2020, the court denied the motion but indicated that the Company may file a new amended complaint with these additional allegations, rather than a Supplemental Second Amended Complaint. On March 13, 2020, the Company filed a Third Amended Complaint, and on March 27, 2020 Strata and Mr. Geiger filed a motion to dismiss the Third Amended Complaint, which Accelmed joined. On March 30, 2020, Accelmed filed a motion to dismiss the Third Amended Complaint. On August 11, 2020, the Company and

the Strata Parties executed a settlement agreement, dated as of August 6, 2020, that includes a mutual release of claims and an agreement to terminate the Pennsylvania Case and the California Case.

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

Note 14—Segment Information

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

The following tables summarize segment performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Vascular	$78	$434	$191	$895
Dermatology	822	1,719	2,083	3,006
Net revenue	$900	$2,153	$2,274	$3,901
Vascular	$417	$1,423	$1,078	$2,590
Dermatology	750	1,310	1,673	2,085
Cost of revenue	$1,167	$2,733	$2,751	$4,675
Vascular	$(339)	$(989)	$(887)	$(1,695)
Dermatology	72	409	410	921
Gross loss	$(267)	$(580)	$(477)	$(774)

Generally, all assets are common assets, except for lasers placed with customers, which are a subset of property and equipment. The net book value of the lasers in the vascular segment was $2.3 million and $2.6 million as of June 30, 2020 and December 31, 2019, respectively. The net book value of the lasers in the dermatology segment was $0.8 million and $0.9 million as of June 30, 2020 and December 31, 2019, respectively.

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three and six months ended June 30, 2020 and 2019. Net revenue, classified by the major geographic areas in which our customers are located, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$881	$1,949	$2,067	$3,601
All other countries	19	204	207	300
Net revenue	$900	$2,153	$2,274	$3,901

Note 15—Subsequent Event

As disclosed in Note 11, in August 2020, the Company completed the August 2020 Offering of an aggregate of 34,285,714 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 34,285,714 shares of common stock, at a public offering price of $0.35 per share and accompanying warrant. Placement agent warrants were issued to purchase up to an aggregate of 2,399,999 shares of common stock, are immediately exercisable for an exercise price of $0.4375. The Company received approximately $10.6 million in net proceeds, after deducting placement agent’s fees and other estimated offering expenses payable by it.

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

The DABRA laser and single-use catheter, together referred to as DABRA, is used as a tool in the treatment of peripheral artery disease, or PAD, which commonly occurs in the legs. DABRA is cleared by the U.S. Food and Drug Administration, or FDA, as a device for crossing chronic total occlusions, or CTOs, in patients with symptomatic infrainguinal lower extremity vascular disease and with an intended use for ablating a channel in occlusive peripheral vascular disease. DABRA was also granted CE mark approval in Europe in September 2016 for the endovascular treatment of infrainguinal arteries via atherectomy and for crossing total occlusions.

Our vascular business strategy is focused on multiple engineering efforts to improve our catheter offering as well as conducting a clinical study to obtain an atherectomy “indication for use” in the United States. Key catheter engineering efforts currently underway or planned include projects to:

•

Extend our catheter’s shelf life. We have identified current limitations on shelf life relating to aspects of the fluid core and coating and are pursuing mitigations on both fronts. We remain confident that we will have a comprehensive plan in place by year-end to extend the shelf life;

•

Increase the robustness of our catheter via a braided overjacket, or a similar design, to make the catheter more kink-resistant when navigating tortuous anatomy. We expect to complete this project in the first half of 2021 and subsequently submit to the FDA for clearance;

•

Develop a version of the DABRA catheter that is compatible with a standard guidewire. We are outsourcing the concept development to an experienced engineering firm and expect to have several guidewire-compatible catheter prototypes available for in vitro evaluation by early 2021. We expect to complete the overall development project for a guidewire-compatible version of the DABRA catheter before the end of 2021; and

•	Explore the development of larger diameter catheters to target atherectomy procedures in the larger vessels more commonly seen in above-the-knee procedures. This project is in the feasibility stage.

As stated, we are currently pursuing an atherectomy indication for use, which the FDA defines to include a prespecified improvement in luminal patency. To satisfy the FDA’s data requirements to support an atherectomy indication, we are performing a pivotal study designed to allow the FDA to evaluate the use of DABRA in atherectomy procedures. We received an Investigational Device Exemption, or IDE, approval in January 2020 and the study is approved for up to 10 clinical sites and 100 subjects.

We enrolled the first subject in February 2020. Since that time, the COVID-19 pandemic has substantially delayed our ability to activate new sites and enroll additional subjects. Many sites or potential sites are currently operating at a reduced capacity, and have closed from time to time. These sites are also prioritizing patients with a more advanced disease state that may not fit the enrollment criteria for our trial. In addition, potential study subjects may voluntarily opt to postpone their procedures due to COVID-19 concerns. Currently, three sites have been cleared to enroll subjects and are now screening potential study participants. We have two additional sites in the final stages of being cleared to enroll subjects in the study. Due to the unpredictable impact the COVID-19 pandemic will have on enrollment in this study, we currently cannot estimate when enrollment will be completed.

We are continuing to supply catheters to a limited number of U.S. vascular accounts, primarily those sites involved in, or candidates to be involved in, our atherectomy clinical study. We do not anticipate rebuilding our vascular sales team until most of our engineering projects are complete and we have a more definitive timeline for obtaining an atherectomy indication.

Our Pharos laser is a medical device that we have marketed since October 2004 as a tool for the treatment of proliferative skin conditions including psoriasis, vitiligo, atopic dermatitis, and leukoderma. The COVID-19 pandemic is negatively impacting the dermatology business as many customers delay the acquisition or purchase of capital equipment such as our PHAROS laser. Because this business does not have a disposables component and we augment our capital equipment sales with recurring revenue derived from service and/or rental or lease agreements, we are experiencing less of an impact than business models that rely solely on capital equipment and/or disposables sales. We continue to evaluate our overall strategy for the dermatology business and believe there is an opportunity to grow revenues and increase its cash contribution in the future. Changes to our dermatology business strategy, as well as the timing of those potential changes, will be influenced by the continued impact of the COVID-19 pandemic.

Recent Developments

COVID-19

The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The ultimate effects of the COVID-19 on our business, operations and financial condition are unknown at this time. In the near term, we expect that our revenue will continue to be adversely impacted and enrollment in our atherectomy clinical trial will continue to be delayed or slowed, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity. In addition, some customers are requesting more flexible payment terms on a temporary basis. We also may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Our manufacturing facility located in Carlsbad, California is currently operational. Employee travel is limited to essential travel only and many employees are working from home when feasible. Due to our reduced commercial footprint and volume, we are not currently experiencing any shortages in supplies that would impact our ability to manufacture products sufficient to meet current demand and to support our atherectomy indication trial. However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

Equity Offering

In August 2020, we completed a public offering of an aggregate of 34,285,714 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 34,285,714 shares of common stock, at a public offering price of $0.35 per share and accompanying warrant. Each share of common stock was sold in the offering with one warrant to purchase one share of common stock. The warrants have an exercise price of $0.35 per share, are immediately exercisable, and expire five years following the date of issuance. Placement agent warrants were issued to purchase up to an aggregate of 2,399,999 shares of common stock, are immediately exercisable for an exercise price of $0.4375, and expire five years following the date of issuance. We received approximately $10.6 million in net proceeds, after deducting placement agent’s fees and other estimated offering expenses payable by us.

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

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, benefits, travel expense, sales commissions and stock-based compensation expense. Other SG&A expenses include promotional activities, marketing, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses, facilities-related expenses and shipping and handling costs. We expect continued increased costs due to the additional legal, accounting, insurance and other expenses associated with being a public company compared to when we were privately held. We also expect continued legal costs associated with ongoing litigation and government investigations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following table shows our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change $	2020	2019	Change $
Statements of operations data:
Net revenue
Product sales	$154	$1,284	$(1,130)	$740	$2,178	$(1,438)
Service and other	746	869	(123)	1,534	1,723	(189)
Total net revenue	900	2,153	(1,253)	2,274	3,901	(1,627)
Cost of revenue
Product	624	1,935	(1,311)	1,588	3,330	(1,742)
Service and other	543	798	(255)	1,163	1,345	(182)
Total cost of revenue	1,167	2,733	(1,566)	2,751	4,675	(1,924)
Gross loss	(267)	(580)	313	(477)	(774)	297
Operating expenses:
Selling, general and administrative	7,896	13,789	(5,893)	14,181	27,018	(12,837)
Research and development	1,953	979	974	3,248	2,510	738
Total operating expenses	9,849	14,768	(4,919)	17,429	29,528	(12,099)
Operating loss	(10,116)	(15,348)	5,232	(17,906)	(30,302)	12,396
Other income (expense), net	(5)	231	(236)	84	511	(427)
Loss before income taxes	(10,121)	(15,117)	4,996	(17,822)	(29,791)	11,969
Income tax expense	—	5	(5)	—	5	(5)
Net loss	$(10,121)	$(15,122)	$5,001	$(17,822)	$(29,796)	$11,974

By reportable segments

We organize our business into two operating segments based on the product specialties: the vascular segment and the dermatology segment. In deciding how to allocate resources and assess performance, we regularly evaluate the net revenue and gross profit (loss) of these segments. Amounts included within selling, general and administrative expense and research and development expense are general to us and not specific to a particular segment. Therefore, these amounts are not evaluated by us on a segmented basis. Additional information on our reportable segments is contained in Note 14 to the interim condensed financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Net revenue

The following table shows our net revenue from our two segments (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change $	2020	2019	Change $
Vascular	$78	$434	$(356)	$191	$895	$(704)
Dermatology	822	1,719	(897)	2,083	3,006	(923)
Total net revenue	$900	$2,153	$(1,253)	$2,274	$3,901	$(1,627)

Vascular

Net revenue was $0.1 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. The $0.3 million decrease was due to decreased catheter unit sales.

Net revenue was $0.2 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. The $0.7 million decrease was due to decreased catheter unit sales.

We do not expect our net revenue to increase in the near term with our reduced sales force, supplying catheters to a limited number of U.S. accounts, primarily those sites involved in, or candidates to be involved in, our atherectomy clinical study and as we focus on remedying the inconsistencies in our DABRA catheter performance and obtaining an atherectomy indication. In addition, we expect net revenue to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity. Over the longer term, if we are able to extend the shelf life, introduce design changes to the catheter and obtain an atherectomy indication, we believe we will be able to increase our vascular revenue.

Dermatology

Net revenue was $0.8 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of approximately 0.9 million was due primarily to a decrease in direct unit product sales.

Net revenue was $2.1 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of approximately $0.9 million was due primarily to a decrease in direct unit product sales.

We expect net revenue to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity.

Cost of revenue

The following table shows our cost of revenue from our two segments (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change $	2020	2019	Change $
Vascular	$417	$1,423	$(1,006)	$1,078	$2,590	$(1,512)
Dermatology	750	1,310	(560)	1,673	2,085	(412)
Total cost of revenue	$1,167	$2,733	$(1,566)	$2,751	$4,675	$(1,924)

Vascular

Cost of revenue was $0.4 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $1.0 million was primarily due to (i) decrease in warranty costs of replacement units, (ii) decreased catheter unit sales (iii) decrease in stock-based compensation expense, partially offset by increased expenses related to quality enhancement initiatives.

Cost of revenue was $1.1 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively. The $1.5 million decrease was due to (i) decrease in warranty costs of replacement units, (ii) decreased catheter unit sales and (iii)  decrease in stock-based compensation expense, partially offset by increased expenses related to quality enhancement initiatives.

Dermatology

Cost of revenue was $0.8 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of approximately $0.5 million was primarily due to a decrease in direct unit product sales, a decrease in service costs as a result of reduced activity due to COVID-19 and a decrease in stock-based compensation expense, partially offset by increased expenses related to quality enhancement initiatives.

Cost of revenue was $1.7 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of approximately $0.4 million was primarily due to a decrease in direct unit product sales including, a decrease in service activity due to COVID-19, decreased stock-based compensation expense, partially offset by increased expenses related to quality enhancement initiatives.

Gross loss

The following table shows our gross profit (loss) from our two segments (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change $	2020	2019	Change $
Vascular	$(339)	$(989)	$650	$(887)	$(1,695)	$808
Dermatology	72	409	(337)	410	921	(511)
Total gross loss	$(267)	$(580)	$313	$(477)	$(774)	$297

Vascular

Gross loss was $0.3 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively. The $0.7 million decrease in gross loss was due to a decrease in warranty costs of replacement units and decreased stock-based compensation expense, partially offset by increased labor costs due to quality enhancement initiatives and overhead as we are operating under capacity.

Gross loss was $0.9 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively. The $0.8 million decrease in gross loss was primarily due to a decrease in warranty costs of replacement units and decreased stock-based compensation expense, partially offset by increased labor costs due to quality enhancement initiatives and overhead as we are operating under capacity.

We expect our gross loss to be negatively impacted in the short term with our reduced sales force supplying catheters to a limited number of U.S. accounts, primarily those sites involved in, or candidates to be involved in, our atherectomy clinical study and as we continue efforts to remedy the inconsistencies in our DABRA catheter performance. In addition, we expect the gross loss to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity.

Dermatology

Gross profit was $0.1 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $0.3 million was primarily due to decrease in unit sales partially offset by increased labor costs due to quality enhancement initiatives and overhead as we are operating under capacity.

Gross profit was $0.4 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $0.5 million was primarily due to the decrease in revenue due to the number of laser units sold , partially offset by increased labor costs due to quality enhancement initiatives and overhead as we are operating under capacity.

We expect the gross profit to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity.

General

Selling, general and administrative expenses

SG&A expenses were $7.9 million and $13.8 million for the three months ended June 30, 2020 and 2019, respectively. The $5.9 million decrease was primarily related to decreases of (i) $5.5 million in stock-based compensation expense, (ii) $1.5 million in salary, benefits and other personnel-related costs primarily due to reductions in our sales force, (iii) $1.0 million in sales, marketing, travel and trade shows, (iv) $0.2 million in public company expenses, (v) $0.2 million in allowance for doubtful accounts and (vi) $0.4 million in other costs including sales related costs, partially offset by increases in legal expense of $2.4 million, primarily due to a $2.0 million increase in the accrual of an estimate for the DOJ False Claims Act investigation, and other litigation matters, and insurance expense of $0.5 million. Note 12 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q more fully describes the accounting treatment for stock-based compensation awards.

SG&A expenses were $14.2 million and $27.0 million for the six months ended June 30, 2020 and 2019, respectively. The $12.8 million decrease was to primarily related to decreases of (i) $11.0 million in stock-based compensation expense, (ii) $3.3 million in salary, benefits, recruiting expenses and other personnel-related costs primarily due to reductions in our sales force, (iii) $2.0 million in sales, marketing, travel and trade shows, (iv) $0.5 million in sales training related costs, (v) $0.3 million in public company expenses, (vi) $0.4 million in other costs including allowance for doubtful accounts, partially offset by increases in legal expense of $3.8 million, primarily due a $2.5 million accrual for the DOJ False Claims Act investigation, and other litigation matters, and insurance expense of $0.9 million. Note 12 to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q more fully describes the accounting treatment for stock-based compensation awards.

Research and development expenses

R&D expenses were $2.0 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively. The $1.0 million increase was due to increases of $0.7 million in personnel and consulting expenses, $0.5 million in supplies, partially offset by decrease of $0.2 million in stock-based compensation expense.

R&D expenses were $3.2 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively. The $0.7 million increase was primarily due to increases of $1.1 million in personnel and consulting expenses, $0.4 million in supplies and $0.2 million in other costs, including clinical study expenses, partially offset by decreases of $1.0 million in stock-based compensation expense.

Other income (expense), net

Other income (expense), net was de minimis for the three months ended June 30, 2020 and $0.2 million net other income for the three months ended June 30, 2019, respectively. The decrease of $0.2 million is due to a decrease of interest income due to a decrease in cash and cash equivalents.

Other income (expense), net was $0.1 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $0.4 million is due to a decrease of interest income due to a decrease in cash and cash equivalents and a decrease in interest expense primarily related to the significant financing component for multi-year warranty service contracts.

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

The following is a reconciliation of Net loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statement of Operations Data:
Net loss	$(10,121)	$(15,122)	$(17,822)	$(29,796)
Depreciation and amortization	636	447	1,214	831
Interest income	(10)	(297)	(124)	(625)
Interest expense	15	66	40	114
Income tax expense	—	5	—	5
EBITDA	(9,480)	(14,901)	(16,692)	(29,471)
Stock-based compensation	1,033	7,132	2,080	14,877
Adjusted EBITDA	$(8,447)	$(7,769)	$(14,612)	$(14,594)

Adjusted EBITDA was negative $8.4 million compared to negative $7.8 million for the three months ended June 30, 2020 and 2019, respectively and a negative $14.6 million for each of the six months ended June 30, 2020 and 2019. The change in Adjusted EBITDA primarily reflects increased legal expenses due to ongoing litigation and investigations, partially offset by decreased selling, general and administrative costs, including salary, benefits and travel, due to reduced personnel.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $29.4 million and accumulated deficit of $135.0 million. Our primary sources of capital have been from the sale of our products and services, the net proceeds of $67.3 million from our initial public offering, the net proceeds from our May 2020 public offering and, to a lesser extent, private placements of common stock and equipment financing arrangements.

In May 2020, we entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“PPP Promissory Note”) with a commercial bank under the Coronavirus Aid Relief, and Economic Security Act. The PPP Promissory

Note bears interest at 1.0% per annum. Payments are due monthly beginning November 1, 2020. The principal amount of the PPP Promissory Note along with any unpaid interest is due on May 3, 2022. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note, and we believe we have used the proceeds from the PPP Promissory Note for forgivable purposes as defined by the terms of the PPP Promissory Note. It is our intent to apply for forgiveness under the provisions of the CARES Act. Forgiveness is subject to the sole approval of the Small Business Administration.

In August 2020, we raised an additional $10.6 million in estimated net proceeds from issuance of common stock and warrants.

Management expects operating losses and negative cash flows to continue for the foreseeable future with our reduced commercial footprint, and as we continue to incur costs related to our atherectomy clinical trial, engineering efforts to improve the shelf-life of our catheters, and develop next generation products and legal costs associated with ongoing litigation. The Company also expects the COVID-19 pandemic to have a continued negative impact on its revenue and the timing of enrollment in its atherectomy clinical trial as well as the Company’s ability to secure additional financing in a timely manner or on favorable terms, if at all. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to five clinical specialists as of December 31, 2019. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations. Such measures may impair our ability to invest in developing, marketing and selling new and existing products.

We are incurring additional costs as a result of operating as a public company, including increases in legal, accounting, insurance and other expenses. Additionally, we expect legal and related expenses to remain high in the near term in connection with the legal proceedings discussed in Note 13, "Commitments and Contingencies," in the notes to the condensed financial statements.

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

•	our ability to remedy the inconsistencies in our DABRA catheter performance; including extended shelf life and reduce non-calibrations, reduced kinking, and identify future issues;
•	our ability to further enhance our DABRA catheter performance with an improved design to make the catheter more kink-resistant when navigating tortuous anatomy;
•	our ability to develop a guidewire-compatible version of our DABRA catheter designed to allow physicians to navigate the vasculature more easily;
•	our ability to develop a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures;
•	following our voluntary product recall, our ability to achieve market acceptance of DABRA;
•	matters arising out of our completed Audit Committee investigation;
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

Although we have bolstered our liquidity resources in the second and third quarters of 2020, management concluded that the aforementioned conditions, particularly the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about the our ability to continue as a going concern within 12 months from the date of issuance of the condensed financial statements. Our plans to address this uncertainty include raising additional funding, if necessary, through public or private equity or debt financings. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders.

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

Cash Flows

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(12,843)	$(15,747)
Investing activities	15,951	(36,657)
Financing activities	11,688	(124)
Net change in cash and cash equivalents	$14,796	$(52,528)

Net cash used in operating activities

Net cash used in operating activities was $12.8 million for the six months ended June 30, 2020, consisting of a net loss of $17.8 million and a decrease in net operating assets and liabilities of $1.7 million, and non-cash charges of $3.3 million consisting of primarily stock-based compensation expense and depreciation and amortization.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $16.0 million for the six months ended June 30, 2020, consisting of $16.0 million from proceeds of maturities of investments.

Net cash used in investing activities was $36.7 million for the six months ended June 30, 2019, consisting $36.5 million to purchase short-term investments and $0.2 million for manufacturing equipment and vehicles for our sales force to transport our laser equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $11.7 million for the six months ended June 30, 2020 was primarily due from $9.0 million proceeds, net of placement agent fees, received from our May 2020 public offering, $2.0 million proceeds under the PPP Promissory Note and $0.8 million proceeds from the exercise of warrants associated with the May 2020 public offering. The remaining $0.2 million offering costs associated with our May 2020 public financing were paid in July 2020. These proceeds were partially offset by payments on our financed equipment.

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

Contractual Obligations

During the six months ended June 30, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019, except as discussed below.

In May 2020, we entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“PPP Promissory Note”) with a commercial bank under the Coronavirus Aid Relief, and Economic Security Act, or CARES Act. The PPP Promissory Note bears interest at 1.0% per annum. Payments are due monthly beginning November 1, 2020. The principal amount of the PPP Promissory Note along with any unpaid interest is due on May 3, 2022. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

We had cash and cash equivalents of $29.4 million as of June 30, 2020, which came from sales of our products and services, the net proceeds from our initial public offering, the net proceeds from our May 2020 public offering and, to a lesser extent, private placements of common stock and equipment financing arrangements. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As of June 30, 2020, the effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et. al., (Civil Action no. 19CV1079 LAB NLS) was filed in the United States District Court for the Southern District of California against us, certain current and former officers and directors, and certain underwriters of our IPO. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in our registration statement in violation of Sections 11 and 15 of the Securities Act of 1933 and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Management intends to vigorously defend against this lawsuit. On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On July 14, 2020, the court informed the parties that the motion to dismiss is suitable for decision without oral argument. At this time, we cannot predict how a court or jury will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should we ultimately be found liable, the liability could have a material adverse effect on our financial condition and our results of operations for the period or periods in which it is incurred.

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

Government Investigations

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

As also previously announced, we voluntarily contacted the Securities and Exchange Commission’s (the “SEC”) Enforcement Division regarding the Audit Committee’s investigation. On November 13, 2019, the SEC notified us that it is conducting an investigation. We have been, and intend to continue, cooperating with the SEC in its active and ongoing investigation. We are unable to predict the ultimate outcome, and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

In October 2019, the U.S. Department of Justice, or DOJ, served us with a Civil Investigative Demand (“CID”) seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We believe as many as 13 states are participating in the DOJ’s False Claims Act investigation. In response to the DOJ’s CID, we reviewed the facts and circumstances of the clinical study used to support our 510(k) marketing clearance and have now completed such review. Following this review, we believe there is (i) adequate evidence to support the safety and efficacy reported in the study submitted with the 510(k) application, and (ii) no observations that would have a major impact on the reported results of the study. We have been, and intend to continue, cooperating with the DOJ in its active and ongoing investigation. We are unable to predict the ultimate outcome and have accrued $2.5 million at June 30, 2020 related to this contingency. It is reasonably possible that the estimated amount will change.

On November 21, 2019, we became aware that the Criminal Division, Fraud Section of the U.S. Department of Justice has an open investigation related to us. At this time, it is unclear if we are a target in this investigation. We have been, and intend to continue, cooperating with the DOJ in its active and ongoing investigation. We are unable to predict the ultimate outcome, and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

Other Litigation

On August 30, 2018, Strata Skin Sciences, Inc. (“Strata”) and Uri Geiger, a member of the board of directors of Strata Skin Sciences, Inc. (collectively “Strata”) filed an action against us in Court of Common Pleas of Montgomery County, Pennsylvania (Civil Action No. 18-21421) (the “Pennsylvania Case”), requesting declaratory relief that: (1) Strata and Mr. Geiger are not liable for tortious interference, defamation, libel, or unfair competition based on an e-mail by Mr. Geiger to an investment bank (the “Geiger Email”); (2) Strata and Mr. Geiger made no actionable statements about us to such investment bank; (3) we cannot enforce the 2011 settlement and release agreement between us and PhotoMedex, Inc. (“Settlement Agreement”) against Strata; and (4) that any dispute regarding the Geiger Email does not relate to the Settlement Agreement. The action filed by Strata and Mr. Geiger does not request any monetary damages. We believe that the action by Strata and Mr. Geiger was filed as a response to a letter that we sent to Strata on August 22, 2018 demanding that Strata and Mr. Geiger cease and desist from making statements about alleged patent infringement and affirmatively retract the statements made in the Geiger Email. We were served with the action on August 31, 2018, and responded with preliminary objections to the action on September 19, 2018. The court overruled our preliminary arguments on April 29, 2019. We filed a motion for partial summary judgment on December 9, 2019 for the court to rule that Strata is bound by the Settlement Agreement. Strata filed a motion on February 4, 2020 asking the court to enforce a settlement to which Strata believes we agreed, despite such agreement never having been signed On June 16, 2020, the court entered an order denying the Company’s motion for partial summary judgment, granting Strata’s motion for partial summary judgment that Strata is not bound by the 2011 Agreement, and denying Strata’s motion to enforce the settlement agreement.

On May 16, 2019, we filed an action against Strata, Mr. Geiger and Accelmed Growth Partners, L.P. (collectively, the “Strata Parties”) in the United States District Court for the Southern District of California (Civil Action No. 19-cv-0920-AJB-MSB (the “California Case”)) alleging (1) breach of the Settlement Agreement, (2) intentional interference in contractual relations, (3) intentional interference in prospective economic relations and (4) trade libel. In the California Case, we allege, among other things, that the statements in the Geiger Email regarding alleged patent infringement constitute a breach of the Settlement Agreement, that the Strata Parties employed deceptive practices designed to delay our initial public offering and reduce the amount of capital raised by us, and that statements in the Geiger Email regarding patent infringement, off label promotion and reimbursement constitute trade libel. We seek an injunction barring the Strata Parties from continuing the alleged conduct, monetary damages, and other available legal and equitable relief. We amended our complaint on July 25, 2019 to allege violations of the Lanham Act’s prohibition on false advertising. The Strata Parties filed motions to dismiss on August 25, 2019, and we responded with its oppositions to the motions to dismiss on September 27, 2019. On February 27, 2020, we filed a Motion to Supplement the Second Amended Complaint to include additional allegations of violations of the Lanham Act. We and the Strata Parties then filed a Joint Motion to File Supplemental Second Amended Complaint and Treat Pending Motions to Dismiss as if Directed. On March 6, 2020, the court denied the motion but indicated that we may file a new amended complaint with these additional allegations, rather than a Supplemental Second Amended Complaint. On March 13, 2020, we filed a Third Amended Complaint, and on March 27, 2020 Strata and Mr. Geiger filed a motion to dismiss the Third Amended Complaint, which Accelmed joined. On March 30, 2020, Accelmed filed a motion to dismiss the Third Amended Complaint. On August 11, 2020, we and the Strata Parties executed a settlement agreement, dated as of August 6, 2020, that includes a mutual release of claims and an agreement to terminate the Pennsylvania Case and the California Case.

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

Our future financial success will depend substantially on our ability to effectively and profitably manufacture, market and sell DABRA. The commercial success of DABRA will depend on a number of factors, including the following:

•	our ability to timely remedy the current inconsistencies in our DABRA catheter performance, including extended shelf life and reduce non-calibrations, reduced kinking, and identify future issues;
•	our ability to further enhance our DABRA catheter performance with an improved design to make the catheter more kink-resistant when navigating tortuous anatomy;
•	our ability to develop a guidewire-compatible version of our DABRA catheter designed to allow physicians to navigate the vasculature more easily;
•	our ability to develop a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures;
•	our ability to continue commercializing DABRA for its cleared indications for use with a smaller sales force;
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

The current COVID-19 pandemic and the DABRA catheter performance limitations may impact our ability to complete our atherectomy study in a timely manner. For example, enrollment in our atherectomy clinical trial may be further delayed or slowed by continuing increases in COVID-19 cases, as patients elect, or are asked, to postpone voluntary treatments and physicians’ offices are either closed or only performing procedures on patients with a more advanced disease state that may not meet the enrollment criteria for our atherectomy clinical trial. In addition, inconsistencies or limitations in our DABRA catheter performance, including a current two-month shelf life and a history of non-calibrations, may deter some clinical sites from participating in our atherectomy study. Other limitations in our DABRA catheter performance, such as the potential for kinking during certain clinical scenarios or the lack of a guidewire-compatible version of our DABRA catheter, may limit the number of cases in which the DABRA catheter will be used during the trial. Accordingly, we cannot predict whether or when we will be able to successfully complete our atherectomy indication trial. Any inability to complete our atherectomy indication trial could have an adverse impact on our ability to successfully manufacture, market and sell DABRA, which in turn could adversely impact our business, financial condition and results of operations.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development and commercialization efforts. As of June 30, 2020, we had cash and cash equivalents of $29.4 million and an accumulated deficit of $135.0 million. We raised an additional $10.6 million in estimated net proceeds from a public equity offering completed in August 2020. For the year ended December 31, 2019 and the six months ended June 30, 2020, we used $33.2 million and $12.8 million for operating activities, respectively. We have experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit and expect to continue to incur net losses into the foreseeable future. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

In the near term, we expect our recurring operational costs to decrease as a result of our cost savings initiatives. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to five clinical specialists as of December 31, 2019. Further such actions may be required on an ongoing basis to optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Additionally, we anticipate additional legal and other costs related to our completed Audit Committee investigation, including the pending securities class action and derivative lawsuits, an SEC investigation, the Civil Investigative Demand issued by the DOJ, and the DOJ’s criminal investigation. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development and these lawsuits and active and ongoing government investigations, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

The amount and timing of any expenditures needed to implement our commercial strategy will depend on numerous factors, including:

•	whether we are able to successfully and timely remedy the inconsistencies in our DABRA catheter performance, including extended shelf life and reduced non-calibrations;
•

whether we are able to further enhance our DABRA catheter performance with an improved design to reduce kinking and develop a guidewire-compatible version of our DABRA catheter designed to allow physicians to navigate the vasculature more easily;

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

Our success will depend, in part, on the acceptance of our products as safe, useful and, with respect to physicians, cost effective and easy to use. We cannot predict how quickly, if at all, catheterization laboratories and physicians will accept our products or, if accepted, how frequently they will be used. Patients and their care providers must believe our products offer benefits over alternative treatment methods. Additional factors that will influence whether our products gain and maintain market acceptance, include:

•	whether we are able to successfully and timely remedy the inconsistencies in our DABRA catheter performance, including extending shelf life and reducing non-calibrations;
•	whether physicians, catheterization laboratory owners and operators, patients, and others in the medical community consider our products to be safe, effective, and cost-effective treatment methods;
•	our ability to improve and extend the shelf life of our DABRA catheters and obtain FDA clearance for the extended shelf life;
•	our ability to further enhance our DABRA catheter performance with an improved design to reduce kinking when navigating tortuous anatomy;
•	our ability to develop a guidewire-compatible version of our DABRA catheter designed to allow physicians to navigate the vasculature more easily;
•	whether we are able to receive FDA clearance for an atherectomy indication for use;
•	the potential and perceived advantages of our products over alternative treatment methods;
•	the convenience, amount of training required, and ease of use of DABRA and Pharos relative to alternative treatment methods;
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

We have experienced inconsistencies in our DABRA catheter performance. This and any other development or manufacturing problems or delays could limit the potential growth of our revenue or increase our losses.

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

We incurred net losses of $57.0 million and $30.8 million for the years ended December 31, 2019 and 2018, respectively. As of June 30, 2020, we had an accumulated deficit of $135.0 million. We expect to continue to incur significant manufacturing, product development, regulatory and other expenses as we continue to remedy the inconsistencies in our DABRA catheter performance, to obtain regulatory clearances or approvals for our products in additional jurisdictions and for additional indications, to develop new products or add new features to our existing products, and to defend, cooperate and resolve pending lawsuits and government investigations, as applicable. In addition, our general and administrative expenses have increased following our initial public offering and we expect these costs to continue due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for an extended period of time. Our failure to achieve or maintain profitability would have a material adverse effect on our business, financial condition, and results of operations and could negatively impact the value of our common stock.

Matters relating to or arising from our completed Audit Committee investigation, including active and ongoing government investigations and proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.

As previously disclosed in our public filings, the Audit Committee completed its internal investigation. In connection with the Audit Committee investigation, we voluntarily contacted the Enforcement Division of the SEC in August 2019 to advise them of the investigation of certain allegations made by a former employee. In October 2019, the DOJ served us with a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We believe as many as 13 states are participating in the DOJ’s False Claims Act investigation. We publicly announced the Audit Committee’s findings on October 31, 2019. We are unable to predict the ultimate outcome and we currently estimate a loss of $2.5 million related to the DOJ’s False Claims Act investigation, although this estimate remains subject to change. In November 2019, we learned that the DOJ opened a criminal investigation relating to us. On November 13, 2019, the SEC notified us that it is conducting an investigation. On March 11, 2020, the SEC served us with document subpoenas. We have been, and intend to continue, cooperating in these active and ongoing investigations.

If one or more government agencies, including those conducting the active and ongoing investigations identified above, commences legal action and we are found to have violated state or federal laws or regulations, we may be subject to civil or criminal damages, penalties, fines, disgorgement, injunctions, cease and desist orders, other equitable remedies, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which would have a material adverse effect on our business, financial condition, and results of operations for years. Regardless of whether actions are commenced, if we were to settle with one or more government agencies or state governments, including those conducting the active and ongoing investigations identified above, such settlements could include an agreement to pay civil or criminal damages, including future payments triggered by the achievement of periodic financial metrics, with interest or otherwise, a lump sum payment upon a change in control of the company or the sale of significant assets, or a pre-agreed uncontested claim if the company files for bankruptcy or liquidation, penalties, fines, disgorgement, injunctions, cease and desist orders, corporate integrity agreements, deferred prosecution agreements, or other equitable remedies, exclusion form governmental health care programs, and the curtailment or restructuring of our operations, any of which would have a material adverse effect on our business, financial condition and results of operations for years after any settlement is reached. In light of the active and ongoing nature of the investigations, whether actions will be commenced, whether these investigations can be settled before or after actions are commenced, and the terms on which these investigations can be resolved is not certain.

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

In June 2019, we became the subject of a lawsuit alleging securities law violations based on alleged misstatements or omissions in the Registration Statement for our IPO and in subsequent public statements. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to this lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this lawsuit, see Note 13, "Commitments and Contingencies," in the notes to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We market and sell DABRA for use as a tool in the treatment of vascular blockages resulting from lower extremity vascular disease and Pharos for use in the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. Although physicians, in the practice of medicine, may prescribe or use marketed products for uncleared or unapproved indications, manufacturers may promote their products only for the cleared or approved indications and in accordance with the provisions of the cleared or approved label. However, one of our strategies in the future is to pursue additional vascular indications for DABRA and additional dermatological indications for Pharos. Submitting the required applications for additional indications may require substantial additional funding beyond our cash and cash equivalents as of June 30, 2020. We cannot assure you that we will be able to successfully obtain clearance or approval for any of these additional product indications through the application process or that a premarket FDA submission may not be necessary.

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

Regardless of whether actions are commenced, if we were to settle with one or more government agencies or state governments, including those conducting the active and ongoing investigations identified above, such settlements could include an agreement to pay civil or criminal damages, including future payments triggered by the achievement of periodic financial metrics, with interest or otherwise, a lump sum payment upon a change in control of the company or the sale of significant assets, or a pre-agreed uncontested claim if the company files for bankruptcy or liquidation, penalties, fines, disgorgement, injunctions, cease and desist orders, corporate integrity agreements, deferred prosecution agreements, or other equitable remedies, exclusion form governmental health care programs, and the curtailment or restructuring of our operations, any of which would have a material adverse effect on our business, financial condition and results of operations for years after any settlement is reached. In light of the active and ongoing nature of the investigations, whether actions will be commenced, whether these investigations can be settled before or after actions are commenced, and the terms on which these investigations can be resolved is not certain.

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

In October 2019, the DOJ served us with a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We believe as many as 13 states are participating in the DOJ’s False Claims Act investigation. In November 2019, we learned that the DOJ opened a criminal investigation relating to us. We have been, and intend to continue, cooperating with the DOJ in its active and ongoing investigations described above.

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

At June 30, 2020, we had 83 full-time employees. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions of our sales and marketing teams. We reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to five clinical specialists as of December 31, 2019.

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

The medical device industry is now experiencing greater scrutiny and regulation by federal, state and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices, and product quality management. For example, as discussed above, the DOJ is currently conducting civil and criminal investigations regarding us, including a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We believe as many as 13 states are participating in the DOJ’s False Claims Act investigation. Such reviews and investigations may result in the civil and criminal proceedings; the imposition of substantial fines and penalties; the receipt of warning letters, untitled letters, demands for recalls or the seizure of our products; the requirement to enter into corporate integrity agreements, stipulated judgments or other administrative remedies, and result in our incurring substantial unanticipated costs and the diversion of key personnel and management’s attention from their regular duties, any of which may have an adverse effect on our financial condition, results of operations and liquidity, and may result in greater and continuing governmental scrutiny of our business in the future.

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

For example, we have conducted four recent recalls related to our DABRA and Pharos products. In August 2018, we initiated a voluntary recall of our Pharos laser due to the potential for the laser to calibrate with the iris closed. This recall was classified as a Class II recall by FDA (a situation in which use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote). The four affected lasers were corrected and a request for termination was submitted to the FDA in November 2018. In August 2019, we initiated a voluntary recall of a limited number of Pharos lasers due to a software error that caused the device to fail at low doses. This recall was classified as a Class II recall by the FDA. The software was revised, and the affected lasers were corrected. A request for termination was submitted to the FDA in March 2020. In September 2019, we initiated a voluntary recall of our DABRA catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters, which we believe will significantly reduce the number of catheters that fail to calibrate. We submitted a request for termination to the FDA in February 2020, and as of July 2020, 98% of the affected product has been returned to us. Finally, a voluntary recall of DABRA lasers was initiated in January 2020 to correct a software issue that could result in user or patient injury or may adversely impact laser performance. This recall was classified as a Class II recall by the FDA. This field correction is ongoing and is expected to complete in August 2020. In addition, in July 2020 we initiated a voluntary recall of our DABRA lasers to replace the wheels with lower profile wheels that were cleared by the FDA in the DABRA 510(k). We formally notified the FDA of this recall in accordance with applicable law and expect it will be classified by the FDA in due course. This field correction is ongoing and is expected to be completed in the first quarter of 2021. Any government-mandated recall or additional voluntary recall by us could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. These voluntary recalls and any future recalls of our products could divert managerial and financial resources, harm our reputation and adversely affect our business.

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

As previously disclosed, the DOJ is conducting civil and criminal investigations regarding us, including a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We believe as many as 13 states are participating in the DOJ’s False Claims Act investigation.

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

Our Audit Committee identified certain conduct that may implicate healthcare laws and FDA regulatory requirements, including a failure to timely make at least two MDRs to the FDA, replacement of product held by customers, which constituted product recalls, but were not documented as such, a lack of sufficient documentation to support certain payments to physicians, and as to three physicians did not accurately reflect the purpose and nature of the payments, instructions to salespeople to characterize DABRA as performing atherectomy and encouragement to doctors to seek reimbursement using atherectomy codes, and direction of potentially valuable benefits and opportunities to doctors that were informed in part by sales prospects. As previously disclosed, the DOJ is conducting civil and criminal investigation regarding us, including a CID seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We believe as many as 13 states are participating in the DOJ’s False Claims Act investigation, as discussed above. The SEC is also conducting its own investigation.

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

Our common stock is listed on the New York Stock Exchange, or NYSE. We received a deficiency notice from the NYSE on December 4, 2019 that we are not in compliance with a NYSE continued listing requirement for maintaining an average market capitalization over a consecutive 30 trading-day period of not less than $50 million at the same time shareholders' equity is less than $50 million. We submitted a compliance plan on January 20, 2020, and the NYSE accepted our plan on February 28, 2020. We have 18 months to cure this deficiency. In addition, if our average market capitalization over a consecutive 30 trading-day period is less than $15 million, we will be delisted from the NYSE immediately; however, on March 19, 2020, the NYSE temporarily suspended, until June 30, 2020, the application of the average market capitalization listing requirement due to ongoing market volatility relating to the ongoing COVID-19 pandemic. As of August 7, 2020, our market capitalization was $23.9 million. We also received a deficiency notice from the NYSE on May 21, 2020, that we are not in compliance with a NYSE continued listing requirement for maintaining an average closing share price of at least $1.00 over a consecutive 30 trading-day period. We have a period of six months to regain compliance with the average closing share price requirement; however, on March 19, 2020, the NYSE temporarily suspended, until June 30, 2020, the application of the closing share price listing requirement due to ongoing market volatility relating to the ongoing COVID-19 pandemic. If the closing share price listing requirement is not further suspended or tolled, we must regain compliance by December 31, 2020. There can be no assurance that we will be able to successfully implement the necessary actions to maintain or regain compliance with NYSE listing requirements or that any appeal of a decision to delist our common stock would be successful.

Failure to maintain our NYSE listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares in the future. Delisting may adversely impact the perception of our financial condition, and cause reputational harm with investors and parties conducting business with us. Additionally, if we are subject to delisting from NYSE, there can be no assurance that we would be able to list our common stock on another exchange in a timely fashion, if at all.

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

•	unanticipated serious safety concerns related to the use of our products;
•	changes in our organization;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our future growth;
•	the size and growth of our target markets;
•	actual or anticipated variations in quarterly operating results;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including stockholder litigation, government actions or litigation related to intellectual property;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	any delay in any regulatory filings for our future products and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such products;
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

As of December 31, 2019, we had net operating loss carryforwards, or NOLs, of approximately $63.7 million for federal income tax purposes, and $66.0 million for state income tax purposes. These federal and state NOLs begin expiring in 2029. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We determined that we had not experienced Section 382 ownership changes as of December 31, 2019. We have not updated our Section 382 analysis since December 31, 2019 and therefore cannot determine if we have experienced Section 382 ownership changes since then and if a portion of our NOLs is subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, including this offering, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, as a result of the Tax Cuts and Jobs Act of 2017, as modified by the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely and deductibility of federal NOLs generally may be limited in future years.

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

As of June 30, 2020, our executive officers, directors, and 10% stockholders owned approximately 24% of the outstanding shares of our common stock. In addition, as of June 30, 2020, our executive officers, directors, 10% stockholders, and their affiliates held (i) options to purchase an aggregate of 1,950,486 shares of our common stock at a weighted average exercise prices of $13.82 per share; (ii) 493,736 restricted stock units; and (iii) 125,000 restricted stock awards, which would give our officers, directors, and 10% stockholders ownership of approximately 27% of our outstanding common stock if such awards are fully vested and are exercised in full. While the percentage ownership of these holders was significantly reduced as a result of our May 2020 equity offering, our executive officers, directors, 10% stockholders and their affiliates may still have the ability to influence us through their respective ownership positions. For example, they may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, certain financing transactions or other major corporate transactions, and may attempt to exercise such control rights going forward. Certain stockholders affiliated with our former chief executive officer, who have represented to us that, as of December 17, 2019, they collectively held more than 50% of our common stock, have attempted to exercise such control rights in the past, and these stockholders or other of our stockholders may attempt to do so again in the future. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As a public company, we have incurred and will continue to incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the New York Stock Exchange to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-

Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the completion of our initial public offering. We intend to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than anticipated or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2020, we had outstanding 38,182,623 shares of our common stock.

In connection with our May 2020 equity offering, we issued warrants to investors, and an aggregate of 21,940,110 warrants are outstanding as of June 30, 2020. In connection with our August 2020 equity offering, we issued 34,285,714 warrants to investors. In addition, pursuant to our 2018 Equity Incentive Plan, or 2018 Plan, equity incentive awards representing up to an aggregate of 1,495,498 shares of our common stock were available for issuance to our employees, directors and consultants as of June 30, 2020. The 2018 Plan includes an annual increase in the number of shares available for future grant each year pursuant to the “evergreen” provision of our 2018 Plan. Additionally, pursuant to our 2018 Employee Stock Purchase Plan, or ESPP a total of 553,659 shares were available for sale under our ESPP as of June 30, 2020. The ESPP also includes an annual increase in the number of shares available for sale under our ESPP each year pursuant to the “evergreen” provision of our ESPP. In addition to the increase in shares available to grant in 2020 due to the “evergreen” provisions contained in the 2018 Plan and the ESPP, in the first quarter of 2020 we adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) for the purpose of attracting, retaining and incentivizing employees in furtherance of our success. On adoption, 800,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards and 225,000 shares were available for issuance as of June 30, 2020. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

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

Our certificate of incorporation further provides that the federal district courts of the United States is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court has ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

As discussed elsewhere in this Quarterly Report on Form 10-Q, we are currently focusing on supplying catheters to a limited number of U.S. accounts, primarily those sites involved in, or candidates to be involved in, our atherectomy clinical study while we prioritize remedying the inconsistencies in our DABRA catheter performance. Accordingly, we intend to use the remainder of the net proceeds for these and other general corporate purposes, including our clinical studies.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2018 (File No. 001-38677)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 1, 2018 (File No. 001-38677)).

4.1	Form of Warrant ((incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2020 (File No. 001-38677)).

4.2	Form of Pre-Funded Warrant ((incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 22, 2020 (File No. 001-38677)).

4.3	Form of Placement Agent Warrant ((incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 22, 2020 (File No. 001-38677)).

10.1

Form of Securities Purchase Agreement, dated as of May 20, 2020, by and among the Company and the purchasers named therein ((incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2020 (File No. 001-38677)).

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

RA MEDICAL SYSTEMS, INC.

(Registrant)

Date: August 11, 2020	By:	/s/ Andrew Jackson
Andrew Jackson
Chief Financial Officer