Form 10-Q
period 2020-09-30
Ra Medical Systems, Inc.
filed 2020-11-16
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 11, 2020, the registrant had 72,982,062 shares of common stock, par value $0.0001 per share, outstanding.

RA MEDICAL SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ra Medical Systems, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$33,646	$14,584
Short-term investments	—	15,993
Accounts receivable, net	475	786
Inventories	2,592	2,777
Prepaid expenses and other current assets	466	1,860
Total current assets	37,179	36,000
Property and equipment, net	3,581	5,050
Operating lease right-of-use-assets	2,574	2,835
Other non-current assets	120	196
TOTAL ASSETS	$43,454	$44,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$899	$1,532
Accrued expenses	4,591	2,642
Current portion of deferred revenue	1,729	2,029
Current portion of equipment financing	306	293
Current portion of promissory note	168	—
Current portion of operating lease liabilities	346	318
Total current liabilities	8,039	6,814
Deferred revenue	656	1,232
Equipment financing	34	265
Promissory note	1,832	—
Operating lease liabilities	2,355	2,620
Total liabilities	12,916	10,931
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 authorized at September 30, 2020 and December 31, 2019, respectively; none issued	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 72,468,337 and 13,770,349 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	7	1
Additional paid-in capital	173,289	150,280
Accumulated deficit	(142,758)	(117,157)
Accumulated other comprehensive income	—	26
Total stockholders’ equity	30,538	33,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,454	$44,081

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue
Product sales	$183	$1,078	$923	$3,256
Service and other	731	830	2,265	2,553
Total net revenue	914	1,908	3,188	5,809
Cost of revenue
Product sales	670	1,518	2,258	4,848
Service and other	748	907	1,911	2,252
Total cost of revenue	1,418	2,425	4,169	7,100
Gross loss	(504)	(517)	(981)	(1,291)
Operating expenses
Selling, general and administrative	4,933	15,889	19,114	42,907
Research and development	2,332	1,182	5,580	3,692
Total operating expenses	7,265	17,071	24,694	46,599
Operating loss	(7,769)	(17,588)	(25,675)	(47,890)
Other income (expense), net
Interest income	4	245	128	870
Interest expense	(14)	(72)	(54)	(186)
Total other income (expense), net	(10)	173	74	684
Loss before income tax expense	(7,779)	(17,415)	(25,601)	(47,206)
Income tax expense	—	3	—	8
Net loss	(7,779)	(17,418)	(25,601)	(47,214)
Basic and diluted net loss per share	$(0.13)	$(1.30)	$(0.79)	$(3.63)
Basic and diluted weighted average common shares outstanding	59,638	13,370	32,443	13,023

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(7,779)	$(17,418)	$(25,601)	$(47,214)
Other comprehensive (loss) income:
Unrealized (losses) gains related to short-term investments	—	(13)	(26)	38
Total other comprehensive (loss) income	$—	$(13)	$(26)	$38
Comprehensive loss	$(7,779)	$(17,431)	$(25,627)	$(47,176)

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,601)	$(47,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,584	1,046
Operating lease right-of-use-assets amortization	261	245
Provision for doubtful accounts	25	266
Stock-based compensation	3,044	22,154
Loss on disposal of property and equipment	64	—
Changes in operating assets and liabilities:
Accounts receivable	286	(242)
Inventories	78	(1,774)
Prepaid expenses and other assets	1,437	438
Accounts payable	(633)	(121)
Accrued expenses	1,678	1,577
Deferred revenue	(876)	234
Other liabilities	(237)	(210)
Net cash used in operating activities	(18,890)	(23,601)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	(36,461)
Proceeds from maturities of available-for-sale securities	16,000	10,697
Purchases of property and equipment	(72)	(220)
Net cash provided by (used in) investing activities	15,928	(25,984)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of placement agent fees of $2,113	19,887	—
Proceeds from issuance of common stock in connection with the exercise of warrants	827	—
Proceeds from issuance of common stock in connection with the employee stock purchase plan	27	37
Proceeds from promissory note	2,000	—
Payments on equipment financing	(218)	(255)
Payments of offering costs related to the issuance of common stock and warrants	(499)	—
Net cash provided by (used in) financing activities	22,024	(218)
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,062	(49,803)
CASH AND CASH EQUIVALENTS, beginning of period	14,584	64,315
CASH AND CASH EQUIVALENTS, end of period	$33,646	$14,512
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid offering costs	$281	$—
Transfer from inventories to property and equipment for lasers	$107	$1,299
Unpaid property and equipment included in equipment financing	$—	$156
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$23	$39
Cash payments for taxes	$—	$24

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	13,770	$1	$150,280	$26	$(117,157)	$33,150
Common stock issued	125	—	—	—	—	—
Stock-based compensation	—	—	1,047	—	—	1,047
Other comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(7,701)	(7,701)
Balances at March 31, 2020	13,895	$1	$151,327	$4	$(124,858)	$26,474
Common stock issued, net	22,222	2	5,282	—	—	5,284
Warrants issued, net	—	—	3,464	—	—	3,464
Exercise of warrants	1,838	1	826	—	—	827
Common stock issued pursuant to the vesting of restricted stock units and ESPP	228	—	27	—	—	27
Stock-based compensation	—	—	1,033	—	—	1,033
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(10,121)	(10,121)
Balances at June 30, 2020	38,183	$4	$161,959	$—	$(134,979)	$26,984
Common stock issued, net	34,285	3	6,338	—	—	6,341
Warrants issued, net	—	—	4,028	—	—	4,028
Stock-based compensation	—	—	964	—	—	964
Net loss	—	—	—	—	(7,779)	(7,779)
Balances at September 30, 2020	72,468	$7	$173,289	$—	$(142,758)	$30,538

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	12,689	$1	$126,925	$—	$(60,221)	$66,705
Adoption of accounting standard (See Note 2)	—	—	—	—	21	21
Balances at January 1, 2019	12,689	1	126,925	—	(60,200)	66,726
Common stock issued	148	—		—	—	—
Stock-based compensation	—	—	7,745	—	—	7,745
Net loss	—	—	—	—	(14,674)	(14,674)
Balances at March 31, 2019	12,837	$1	$134,670	$—	$(74,874)	$59,797
Common stock issued	384	—	37	—	—	37
Stock-based compensation	—	—	7,132	—	—	7,132
Other comprehensive income	—	—	—	51	—	51
Net loss	—	—	—	—	(15,122)	(15,122)
Balances at June 30, 2019	13,221	$1	$141,839	$51	$(89,996)	$51,895
Common stock issued	187	—	—	—	—	—
Stock-based compensation	—	—	7,277	—	—	7,277
Other comprehensive income	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(17,418)	(17,418)
Balances at September 30, 2019	13,408	$1	$149,116	$38	$(107,414)	$41,741

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1—Organization and Nature of Operations

Ra Medical Systems, Inc. (the “Company”) was formed in September 4, 2002, in the state of California and reincorporated in Delaware on July 14, 2018. The Company is a medical device company that develops, manufactures and markets advanced excimer laser systems for use in the treatment of vascular and dermatological diseases. The Company’s product development centers around proprietary applications of its advanced excimer laser technology for use as a tool in the treatment of peripheral artery disease (“PAD”) and psoriasis, vitiligo, atopic dermatitis and leukoderma.

In July 2018, the Company reincorporated in Delaware. In connection with the Company’s initial public offering (“IPO”), which closed on October 1, 2018, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 300,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

COVID-19—The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The ultimate effects of the COVID-19 on the Company’s business, operations and financial condition are unknown at this time. In the near term, the Company expects that its revenue will continue to be adversely impacted and enrollment in its atherectomy clinical trial will continue to be delayed or slowed, as patients elect to postpone voluntary treatments and many physicians’ offices have been either closed or operating at a reduced capacity. In addition, some customers are requesting more flexible payment terms on a temporary basis. The Company’s manufacturing facility located in Carlsbad, California is currently operational. Employee travel is limited to essential travel only and many employees are working from home when feasible. The Company has experienced minor delays in receiving shipments of parts, which has not had a material impact on the timing of its key engineering efforts, nor ability to support its atherectomy indication clinical trial. However, the extent to which COVID-19 impacts its business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

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

The Company has experienced recurring net losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $142.8 million at September 30, 2020. For the year ended December 31, 2019 and the nine months ended September 30, 2020, the Company used $33.2 million and $18.9 million for operating activities, respectively.

As of September 30, 2020, the Company had cash and cash equivalents of $33.6 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future with the Company’s reduced commercial footprint, and as the Company continues to incur costs related to its atherectomy clinical trial, engineering efforts to improve the shelf-life of its catheters and develop next generation products and legal costs associated with ongoing litigation. In September 2020, the Company paused commercial sales of DABRA catheters not being used for the atherectomy clinical trial while it continues its engineering efforts to improve the shelf-life of its catheters. Additional test data will need to be submitted and approved by the FDA prior to resuming commercial shipments of catheters. The Company expects this to be resolved in the first quarter of 2021. The Company also expects the COVID-19 pandemic to have a continued negative impact on its revenue and the timing of enrollment in its atherectomy clinical trial as well as the Company’s ability to secure additional financing in a timely manner or on favorable terms, if at all.

Although the Company has bolstered its liquidity resources in 2020, management concluded that the aforementioned conditions, particularly the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements. Management’s plans to address this uncertainty include raising additional funding, if necessary, through public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

Note 2—Significant Accounting Policies

Interim condensed financial information—The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed balance sheets, results of operations, cash flows and statement of stockholders’ equity for the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2020.

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

Warranty Service Revenue

The Company typically provides a 12-month warranty with the purchase of its laser systems. Customers can extend the warranty period through the purchase of extended warranty service contracts. Extended warranty service contracts are sold with contract terms ranging from 12 to 60 months and cover periods after the end of the initial 12-month warranty period. The warranty provides the customer with maintenance services in addition to the assurance that the laser product complies with agreed-upon specifications. Therefore, the warranty service is treated as a separate performance obligation from the laser system. Warranty services are a stand-ready obligation, and the Company recognizes revenue on a straight-line basis over the service contract term. Warranty service revenue is included in service and other revenue in the statements of operations. Deferred revenue at December 31, 2019 was $3.3 million. Revenue recognized in each of the three months ended September 30, 2020 and 2019 relating to amounts previously included in deferred revenue was $0.4 million. Revenue recognized in the nine months ended September 30, 2020 and 2019 was $1.7 million and $1.6 million, respectively. The deferred revenue greater than one year will be recognized during the remaining service period through 2024.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions. The capitalized costs are amortized to selling, general and administrative expense over the estimated period of benefit of the asset, which is the contract term. The Company elected to use the practical expedient to expense the costs to obtain a contract when the amortization period is less than one year. The Company has contract costs of $0.2 million and $0.4 million capitalized at September 30, 2020 and December 31, 2019, respectively.

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

These lease arrangements contain one lease component (the laser) and one nonlease component (warranty service) for which the Company elected the practical expedient to not separate the nonlease component from the lease component. The Company accounts for the combined lease component as an operating lease and recognizes lease income on a straight-line basis over the lease term. Rental income from lease arrangements for the three months ended September 30, 2020 and September 30, 2019 was $0.1 million and $0.2 million, respectively. Rental income from lease arrangements for each of the nine months ended September 30, 2020 and 2019 was $0.4 million and $0.5 million, respectively.

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

Note 3—Fair Value Measurements

The following table presents the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of September 30, 2020
Money market funds	$18,393	$18,393	$—	$—
As of December 31, 2019
Money market funds	$13,219	$13,219	$—	$—
U.S. government securities	$14,993	$14,993	$—	$—
U.S. agency securities	$1,000	$—	$1,000	$—

Note 4—Inventories

Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$2,259	$2,300
Work in process	167	215
Finished goods	166	262
Inventories	$2,592	$2,777

Note 5—Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Lasers	$4,694	$4,671
Automobiles	1,054	1,109
Machinery and equipment	866	841
Computer hardware and software	357	348
Leasehold improvements	119	119
Furniture and fixtures	48	48
Construction in progress	51	23
Property and equipment, gross	7,189	7,159
Accumulated depreciation	(3,608)	(2,109)
Property and equipment, net	$3,581	$5,050

Depreciation expense was $0.5 million $0.4 million for the three months ended September 30, 2020 and 2019, respectively and $1.6 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Compensation and related benefits	$596	$1,163
Accrued warranty (Note 7)	227	338
Accrued services	3,768	1,141
Accrued expenses	$4,591	$2,642

Note 7—Accrued Warranty

Activity in the product warranty accrual is included in accrued expenses above and consists of the following (in thousands):

	For the Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Balance at beginning of period	$338	$112
Increase in warranty accrual	54	889
Change in liability for pre-existing warranties	—	(28)
Claims satisfied	(165)	(635)
Accrued warranty	$227	$338

Warranty expense was $15,000 and $0.1 million for the three months ended September 30, 2020 and 2019, respectively and $54,000 and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively. The accrued warranty balances at September 30, 2020 and December 31, 2019 include $0.1 million and $0.2 million, respectively, relating to the voluntary recall of catheters, which was initiated in September 2019. Warranty expense is included in cost of revenue in the accompanying condensed statements of operations.

Note 8—Paycheck Protection Program Promissory Note

In May 2020, the Company entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“PPP Promissory Note”) with a commercial bank under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP Promissory Note bears interest at 1.0% per annum. Under the terms of the PPP Promissory Note, payments would be due monthly beginning November 1, 2020 and the principal amount of the PPP Promissory Note along with any unpaid interest would be due on May 3, 2022. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “PPPFA”) extended the deferral period for all loans to 10 months after the last day of the covered period. Under the revised terms, payments are due beginning August 2021 and the principal amount along with unpaid interest is due in May 2022. The Company has requested from its lender an extension of the loan maturity from two years to five years as permitted under the PPPFA. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note, and the Company believes it has used the proceeds from the PPP Promissory Note for forgivable purposes as defined by the terms of the PPP Promissory Note. The Company intends to apply for forgiveness under the provisions of the CARES Act. Forgiveness is subject to the sole approval of the Small Business Administration. Interest expense for the three and nine months ended September 30, 2020 was approximately $5,000 and $8,000, respectively.

Note 9—Leases

The Company has two operating leases for office and manufacturing space which requires it to pay base rent and certain utilities. Monthly rent expense is recognized on a straight-line basis over the terms of the leases, which expire in 2027 and 2021.

At September 30, 2020 the weighted average remaining lease term was 7.25 years. The operating leases are included in the balance sheet at the present value of the lease payments at a 7% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate.

For each of the three months ended September 30, 2020 and 2019, operating lease expense and cash paid for leases were $0.1 million. For each of the nine months ended September 30, 2020 and 2019, operating lease expense $0.4 million. For the nine months ended September 30, 2020 and 2019, cash paid for leases was $0.4 million and $0.3 million, respectively. Operating lease right-of-use assets amortization was $0.1 million for each the three months ended September 30, 2020 and 2019, respectively. Operating lease right-of-use assets amortization was $0.3 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. Variable costs are de minimis.

The following table presents the lease liabilities within the condensed balance sheet, related to the Company’s operating leases as of September 30, 2020 (in thousands):

Years Ending December 31,
2020 (remaining three months)	$129
2021	528
2022	432
2023	445
2024	459
2025	472
Thereafter	987
Total operating lease payments	$3,452
Less: imputed interest	(751)
Total operating lease liabilities	$2,701

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

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at September 30, 2020 consisted of warrants of 58,625,823, stock options of 3,621,280, restricted stock units of 516,964, restricted stock awards of 125,000 and Employee Stock Purchase Plan shares of 94,296.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at September 30, 2019 consisted of stock options of 1,869,127 and restricted stock units of 1,021,977 and Employee Stock Purchase Plan shares of 15,344.

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

At September 30, 2020, the Company had 20,384,555 shares and 1,555,555 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the May 2020 Offering, at an exercise price of $0.45 per share and $0.5625 per share, respectively.

In August 2020, the Company completed another public offering (the “August 2020 Offering”) of an aggregate of 34,285,714 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 34,285,714 shares of common stock, at a public offering price of $0.35 per share and accompanying warrant. Each share of common stock was sold in the offering with one warrant to purchase one share of common stock. The warrants have an exercise price of $0.35 per share, are immediately exercisable, and expire five years following the date of issuance. Placement agent warrants were issued to purchase up to an aggregate of 2,399,999 shares of common stock, are immediately exercisable for an exercise price of $0.4375, and expire five years following the date of issuance. The Company received approximately $10.4 million in net proceeds, after deducting placement agent’s fees and other estimated offering expenses payable by it.

The warrants and placement agent warrants were valued at an aggregate $4.0 million using the Black-Scholes option pricing model based on the following assumptions; expected volatility 59.72%, risk-free interest rate 0.17%, expected dividend yield 0.00% and an expected term of 2.5 years.

At September 30, 2020, the Company had 34,285,714 shares and 2,399,999 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the August 2020 Offering, at an exercise price of $0.35 per share and $0.4375 per share, respectively.

Note 12—Stock-Based Compensation

In March 2020 the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) with the purpose of attracting, retaining and incentivizing employees in furtherance of the Company’s success. The 2020 Plan was adopted without stockholder approval pursuant to Rule 303A.08 of the New York Stock Exchange rules. In accordance with New York Stock Exchange rules, this plan is used to offer equity awards as material inducements for new employees to join the Company. On adoption, 800,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards. The 2020 Plan provides for the granting of stock options with exercise prices equal to the fair market value of our common stock on the date of grant. During the nine months ended September 30, 2020 there were 450,000 stock options granted with a weighted average exercise price of $1.02 and 125,000 restricted stock awards granted with a grant date fair value of $0.1 million under the 2020 Plan. There are 56,250 exercisable options in the 2020 Plan at September 30, 2020.

A summary of the activity and related information of the stock options issued under the 2018 Equity Incentive Plan and the 2018 Stock Compensation Plan is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,139,537	$15.50	8.09	$—
Granted	293,220	1.23
Forfeited	(261,477)	14.56
Outstanding at September 30, 2020	3,171,280	$14.26	7.73	$—
Exercisable at September 30, 2020	1,803,297	$20.37	6.81	$—
Vested and expected to vest at September 30, 2020	3,171,280	$14.26	7.73	$—

A summary of the activity and related information of the restricted stock units issued under the 2018 Plan is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	271,472	$5.15
Granted	429,359	0.54
Vested and released	(166,273)	3.70
Forfeited	(17,584)	4.06
Outstanding at September 30, 2020	516,974	$2.14

Stock-based compensation expense recorded in operating expenses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative	$771	$6,603	$2,476	$19,286
Research and development	115	254	317	1,440
Stock-based compensation in operating expenses	$886	$6,857	$2,793	$20,726

Stock-based compensation amounts of $0.1 million and $0.4 million were capitalized to inventory and property and equipment during the three months ended September 30, 2020 and 2019, respectively. Stock-based compensation of $0.3 million and $1.4 million were capitalized to inventory and property and equipment during the nine months ended September 30, 2020 and 2019, respectively.

Unrecognized compensation expense for stock options issued as of September 30, 2020 was $2.6 million and is expected to be recognized over a weighted-average period of 1.3 years. Unrecognized compensation expense for the restricted stock units and restricted stock awards as of September 30, 2020 was $0.8 million and is expected to be recognized over a weighted-average period of 2.0 years.

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

Government Investigations

As previously announced in the Form 8-K filed on August 12, 2019, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) conducted an investigation of certain allegations raised by a former employee. The Company announced the Audit Committee’s findings in the Form 8-K filed on October 31, 2019. The primary investigative findings were: (i) the DABRA catheter frequently failed to calibrate and occasionally overheated, posing a risk of injury to physicians and patients; (ii) the Company’s explanations regarding its fourth quarter 2018 and first quarter 2019 sales created a risk of confusion because they did not explicitly reference inconsistent DABRA catheter performance and catheter failures; (iii) the Company failed to timely make at least two Medical Device Reports, or MDRs, to the FDA; (iv) the Company, out of a concern for the DABRA catheters’ performance, engaged in systematic efforts to replace product held by customers, which constituted product recalls, but were not documented as such, (v) the Company lack documentation of sufficient detail and specificity to support certain payments to physicians, ostensibly for training and consulting services, and as to three physicians did not accurately reflect the purpose and nature of approximately $300,000 of payments, which could be perceived as an improper attempt to obtain business or to gain special advantage, (vi) while the indication for use in the 510(k) clearance the Company obtained for the DABRA system is not for atherectomy, the Company’s salespeople were instructed to characterize DABRA as performing atherectomy and to encourage doctors to seek reimbursement using atherectomy codes, (vii) the Company’s determinations to direct potentially valuable benefits and opportunities to doctors were informed in part by sales prospects, and (viii) the Company received complaints regarding regulatory or compliance concerns that, because they implicated executive officers, should have been brought to the attention of the Board or the Audit Committee, but were not. The Audit Committee, in reviewing the allegations, identified certain behavior inconsistent with the Company’s Code of Ethics and Conduct and related policies.

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

In October 2019, the U.S. Department of Justice, or DOJ, served the Company with a Civil Investigative Demand (“CID”) seeking information with respect to a False Claims Act investigation concerning whether the Company fraudulently obtained 510(k) marketing clearance for the Company’s devices marketed under the trade name DABRA, whether the Company marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether the Company paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. The Company believes as many as 13 states are participating in the DOJ’s False Claims Act investigation. In response to the DOJ’s CID, the Company reviewed the facts and circumstances of the clinical study used to support its 510(k) marketing clearance and has now completed such review. Following this review, the Company believes there is (i) adequate evidence to support the safety and efficacy reported in the study submitted with the 510(k) application, and (ii) no observations that would have a major impact on the reported results of the study. The Company has been, and intends to continue, cooperating with the DOJ in its active and ongoing investigation. The Company is unable to predict the ultimate outcome and has accrued $2.7 million at September 30, 2020 related to this contingency. It is reasonably possible that the estimated amount will change.

On November 21, 2019, the Company became aware that the Criminal Division, Fraud Section of the DOJ has an open investigation related to the Company. At this time, it is unclear if the Company is a target in this investigation. The Company has been, and intends to continue, cooperating with the DOJ in its active and ongoing investigation. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

The following tables summarize segment performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Vascular	$68	$226	$259	$1,121
Dermatology	846	1,682	2,929	4,688
Net revenue	$914	$1,908	$3,188	$5,809
Vascular	$515	$920	$1,593	$3,510
Dermatology	903	1,505	2,576	3,590
Cost of revenue	$1,418	$2,425	$4,169	$7,100
Vascular	$(447)	$(694)	$(1,334)	$(2,389)
Dermatology	(57)	177	353	1,098
Gross loss	$(504)	$(517)	$(981)	$(1,291)

Generally, all assets are common assets, except for lasers placed with customers, which are a subset of property and equipment. The net book value of the lasers in the vascular segment was $2.0 million and $2.6 million as of September 30, 2020 and December 31, 2019, respectively. The net book value of the lasers in the dermatology segment was $0.7 million and $0.9 million as of September 30, 2020 and December 31, 2019, respectively.

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three and nine months ended September 30, 2020. Sales to one individual customer and country accounted for 13% of revenue in the three months ended September 30, 2019. No sales to an individual customer or country other than the United States accounted for more than 10% of net revenue for the nine months ended September 30, 2019. Net revenue, classified by the major geographic areas in which our customers are located, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$905	$1,618	$2,972	$5,219
All other countries	9	290	216	590
Net revenue	$914	$1,908	$3,188	$5,809

Note 15—Subsequent Events

Stock-Based Compensation

On October 12, 2020, the Company’s shareholders approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock reserved thereunder by 9,000,000 shares.

On October 12, 2020, 500,000 shares of restricted stock awards were granted under the 2018 Equity Incentive Plan, to the independent members of the Board of Directors, in connection with their annual grant.

On November 5, 2020, the Board of Directors approved 3.35 million restricted stock awards and 3.35 million performance stock awards to be granted to employees. The restricted stock awards vest and become non-forfeitable over three years. The performance stock awards vest and become non-forfeitable over three years if certain corporate goals are achieved by the initial vesting date.

Reverse Stock Split

On November 10, 2020, the Company’s shareholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding shares of common stock at a stock split ratio of between 1-for-25 and 1-for-75, inclusive, which ratio will be selected at the sole discretion of our Board of Directors. To effect the reverse stock split, the Board of Directors must approve the actual split ratio within the range and file the amendment with the Secretary of State of the State of Delaware.

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

•

Develop a version of the DABRA catheter that is compatible with a standard guidewire. We are outsourcing the concept development to an experienced engineering firm and expect to have several guidewire-compatible catheter prototypes available for in vitro evaluation by early 2021. We expect to complete the overall development project for a guidewire-compatible version of the DABRA catheter before the end of 2021; and

•

Explore the development of larger diameter catheters to target atherectomy procedures in the larger vessels more commonly seen in above-the-knee procedures. This project is in the feasibility stage and we will devote more resources to it upon partial or substantial completion of some of our other key engineering efforts.

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

We enrolled the first subject in February 2020. Since that time, the COVID-19 pandemic has substantially delayed our ability to activate new sites and enroll additional subjects. Many sites or potential sites have been or are currently operating at a reduced capacity, and have closed from time to time. These sites are also prioritizing patients with a more advanced disease state that may not fit the enrollment criteria for our trial. In addition, potential study subjects may voluntarily opt to postpone their procedures due to COVID-19 concerns. Currently, five sites have been cleared to enroll subjects and are now screening potential study participants and 13 subjects have been enrolled in the trial to date. Due to the unpredictable impact the COVID-19 pandemic will have on enrollment in this study, we currently cannot estimate when enrollment will be completed.

We are continuing to supply catheters to those sites involved in our atherectomy clinical study and we are producing catheters for internal engineering evaluation. We have paused shipments of catheters to commercial sites while we conduct further studies on the stability of our shelf life. Additional test data will need to be submitted and approved by the FDA prior to resuming commercial shipments of catheters. We expect this to be resolved in the first quarter of 2021. We do not anticipate rebuilding our vascular sales team until most of our engineering projects are complete and we have a more definitive timeline for obtaining an atherectomy indication.

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

Recent Developments

COVID-19

The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The ultimate effects of the COVID-19 on our business, operations and financial condition are unknown at this time. In the near term, we expect that our revenue will continue to be adversely impacted and enrollment in our atherectomy clinical trial will continue to be delayed or slowed, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity. In addition, some customers are requesting more flexible payment terms on a temporary basis. We also may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Our manufacturing facility located in Carlsbad, California is currently operational. Employee travel is limited to essential travel only and many employees are working from home when feasible. We have experienced minor delays in receiving shipments of parts, which has affected the timing of our key engineering efforts. To date, the shipment delays have not had a material impact on our ability to support our atherectomy indication trial. However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

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

We calculate gross profit (loss) as revenue less cost of revenue. Our gross profit (loss) has been and will continue to be affected by a variety of factors, primarily production volumes, the cost of direct materials, discounting practices, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross loss to reduce and become gross profit over the long term as our production volume increases and certain costs remain fixed or increase at a slower rate. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs. While we expect gross profit (loss) to improve over the long term as our production volume increases, it will likely fluctuate from quarter to quarter as we introduce new products and adopt new manufacturing processes and technologies.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table shows our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change $	2020	2019	Change $
Statements of operations data:
Net revenue
Product sales	$183	$1,078	$(895)	$923	$3,256	$(2,333)
Service and other	731	830	(99)	2,265	2,553	(288)
Total net revenue	914	1,908	(994)	3,188	5,809	(2,621)
Cost of revenue
Product	670	1,518	(848)	2,258	4,848	(2,590)
Service and other	748	907	(159)	1,911	2,252	(341)
Total cost of revenue	1,418	2,425	(1,007)	4,169	7,100	(2,931)
Gross loss	(504)	(517)	13	(981)	(1,291)	310
Operating expenses:
Selling, general and administrative	4,933	15,889	(10,956)	19,114	42,907	(23,793)
Research and development	2,332	1,182	1,150	5,580	3,692	1,888
Total operating expenses	7,265	17,071	(9,806)	24,694	46,599	(21,905)
Operating loss	(7,769)	(17,588)	9,819	(25,675)	(47,890)	22,215
Other income (expense), net	(10)	173	(183)	74	684	(610)
Loss before income taxes	(7,779)	(17,415)	9,636	(25,601)	(47,206)	21,605
Income tax expense	—	3	(3)	—	8	(8)
Net loss	$(7,779)	$(17,418)	$9,639	$(25,601)	$(47,214)	$21,613

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

Net revenue

The following table shows our net revenue from our two segments (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change $	2020	2019	Change $
Vascular	$68	$226	$(158)	$259	$1,121	$(862)
Dermatology	846	1,682	(836)	2,929	4,688	(1,759)
Total net revenue	$914	$1,908	$(994)	$3,188	$5,809	$(2,621)

Vascular

Net revenue was $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. The $0.1 million decrease was due to decreased catheter unit sales.

Net revenue was $0.3 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. The $0.8 million decrease was due to decreased catheter unit sales.

We do not expect our net revenue to increase in the near term as we sell catheters only to support our atherectomy clinical study while we focus on remedying the inconsistencies in our DABRA catheter performance and obtaining an atherectomy indication. In addition, we expect net revenue to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity. Over the longer term, if we are able to extend the shelf life, introduce design changes to the catheter and obtain an atherectomy indication, we believe we will be able to increase our vascular revenue.

Dermatology

Net revenue was $0.8 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively. The decrease of approximately $0.9 million was due primarily to a decrease in direct unit product sales.

Net revenue was $2.9 million and $4.7 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of approximately $1.8 million was due primarily to a decrease in direct unit product sales.

We expect net revenue to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity.

Cost of revenue

The following table shows our cost of revenue from our two segments (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change $	2020	2019	Change $
Vascular	$515	$920	$(405)	$1,593	$3,510	$(1,917)
Dermatology	903	1,505	(602)	2,576	3,590	(1,014)
Total cost of revenue	$1,418	$2,425	$(1,007)	$4,169	$7,100	$(2,931)

Vascular

Cost of revenue was $0.5 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively. The decrease of $0.4 million was primarily due to decreased catheter unit sales and decrease in stock-based compensation expense, partially offset by increased expenses related to quality enhancement initiatives.

Cost of revenue was $1.6 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. The $1.9 million decrease was due to (i) decrease in warranty costs of replacement units, (ii) decreased catheter unit sales and (iii) decrease in stock-based compensation expense, partially offset by increased expenses related to quality enhancement initiatives.

Dermatology

Cost of revenue was $0.9 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively. The decrease of approximately $0.6 million was primarily due to a decrease in direct unit product sales, a decrease in service costs as a result of reduced activity due to COVID-19 and a decrease in stock-based compensation expense, partially offset by increased expenses related to quality enhancement initiatives.

Cost of revenue was $2.6 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of approximately $1.0 million was primarily due to a decrease in direct unit product sales and decreased stock-based compensation expense, partially offset by increased expenses related to quality enhancement initiatives.

Gross loss

The following table shows our gross profit (loss) from our two segments (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change $	2020	2019	Change $
Vascular	$(447)	$(694)	$247	$(1,334)	$(2,389)	$1,055
Dermatology	(57)	177	(234)	353	1,098	(745)
Total gross loss	$(504)	$(517)	$13	$(981)	$(1,291)	$310

Vascular

Gross loss was $0.4 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively. The $0.3 million decrease in gross loss was due to decreased stock-based compensation expense, partially offset by increased labor costs due to quality enhancement initiatives and overhead as we are operating under capacity.

Gross loss was $1.3 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively. The $1.1 million decrease in gross loss was primarily due to a decrease in warranty costs of replacement units and decreased stock-based compensation expense, partially offset by increased labor costs due to quality enhancement initiatives and overhead as we are operating under capacity.

We expect our gross loss to be negatively impacted in the short term as we sell catheters only to support our atherectomy clinical study while we continue efforts to remedy the inconsistencies in our DABRA catheter performance and obtain an atherectomy indication. In addition, we expect the gross loss to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity.

Dermatology

Gross loss was $57 thousand compared to gross profit of $0.2 million for the three months ended September 30, 2020 and 2019, respectively. The decrease of $0.2 million was primarily due to decrease in unit sales partially offset by increased labor costs due to quality enhancement initiatives and overhead as we are operating under capacity.

Gross profit was $0.4 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $0.7 million was primarily due to the decrease in revenue due to the number of laser units sold, partially offset by increased labor costs due to quality enhancement initiatives and overhead as we are operating under capacity.

We expect the gross profit to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity.

General

Selling, general and administrative expenses

SG&A expenses were $4.9 million and $15.9 million for the three months ended September 30, 2020 and 2019, respectively. The $11.0 million decrease was primarily related to decreases of (i) $5.8 million in stock-based compensation expense, (ii) $3.1 million decrease in legal expense, as the prior year period included costs related to our completed Audit Committee investigation, (iii) $1.6 million in salary, benefits and other personnel-related costs primarily due to reductions in our sales force, (iv) $0.8 million in sales, marketing, travel and trade shows, and (v) $0.1 million in public company expenses, partially offset by an increase in insurance expense of $0.4 million.

SG&A expenses were $19.1 million and $42.9 million for the nine months ended September 30, 2020 and 2019, respectively. The $23.8 million decrease was to primarily related to decreases of (i) $16.8 million in stock-based compensation expense, (ii) $4.9 million in salary, benefits, recruiting expenses and other personnel-related costs primarily due to reductions in our sales force, (iii) $3.4 million in sales, marketing, travel and trade shows, (iv) $0.4 million in public company expenses, and (v) $0.3 million in other expenses including allowance for doubtful accounts, partially offset by increases in accruals for loss contingencies of $0.7 million, primarily due a $2.7 million accrual for the DOJ False Claims Act investigation, and other litigation matters, offset by decreases in legal services and insurance expense of $1.3 million.

Research and development expenses

R&D expenses were $2.3 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively. The $1.1 million increase was due to increases of $0.7 million in personnel and consulting expenses, $0.6 million in supplies, partially offset by decreases of $0.2 million primarily related to stock-based compensation expense and the timing of clinical study costs.

R&D expenses were $5.6 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively. The $1.9 million increase was primarily due to increases of $1.8 million in personnel and consulting expenses, $1.1 million in supplies and $0.1 million in other costs, including clinical study expenses, partially offset by decreases of $1.1 million in stock-based compensation expense.

Other income (expense), net

Other income (expense), net was de minimis for the three months ended September 30, 2020 and $0.2 million net other income for the three months ended September 30, 2019. The decrease of $0.2 million is due to a decrease of interest income due to a decrease in cash and cash equivalents during the comparable periods.

Other income (expense), net was $0.1 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $0.6 million is due to a decrease of interest income due to a decrease in cash and cash equivalents during the comparable periods and a decrease in interest expense primarily related to the significant financing component for multi-year warranty service contracts.

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

The following is a reconciliation of Net loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statement of Operations Data:
Net loss	$(7,779)	$(17,418)	$(25,601)	$(47,214)
Depreciation and amortization	631	460	1,845	1,291
Interest income	(4)	(245)	(128)	(870)
Interest expense	14	72	54	186
Income tax expense	—	3	—	8
EBITDA	(7,138)	(17,128)	(23,830)	(46,599)
Stock-based compensation	964	7,277	3,044	22,154
Adjusted EBITDA	$(6,174)	$(9,851)	$(20,786)	$(24,445)

Adjusted EBITDA was negative $6.2 million compared to negative $9.9 million for the three months ended September 30, 2020 and 2019, respectively, and a negative $20.8 million compared to a negative $24.4 million for the nine months ended September 30, 2020 and 2019, respectively. The change in Adjusted EBITDA for the three months period primarily reflects decreased legal expenses and decreased selling, general and administrative expenses, including salary, benefits and travel, due to reduced personnel, offset by increased research and development expenses. The change in Adjusted EBITDA for the nine months period primarily reflects decreased selling, general and administrative expenses, including salary, benefits and travel, due to reduced personnel, offset by increased research and development expenses and increased accrued loss estimates related to the ongoing litigation.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $33.6 million and accumulated deficit of $142.8 million. Our primary sources of capital have been from the sale of our products and services, the net proceeds of $67.3 million from our initial public offering, the net proceeds of $19.1 million from our 2020 public offerings and, to a lesser extent, private placements of common stock and equipment financing arrangements.

In May 2020, we entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“PPP Promissory Note”) with a commercial bank under the Coronavirus Aid Relief, and Economic Security Act. The PPP Promissory Note bears interest at 1.0% per annum. Under the terms of the PPP Promissory Note, payments would be due monthly beginning November 1, 2020 and the principal amount of the PPP Promissory Note along with any unpaid interest would be due on May 3, 2022. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “PPPFA”) extended the deferral period for all loans to 10 months after the last day of the covered period. Under the revised terms, payments are due beginning August 2021 and the principal amount along with unpaid interest is due in July 2023. We have requested from our lender an extension of the loan maturity from two years to five years as permitted under the PPPFA. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note, and we believe we have used the proceeds from the PPP Promissory Note for forgivable purposes as defined by the terms of the PPP Promissory Note. It is our intent to apply for forgiveness under the provisions of the CARES Act. Forgiveness is subject to the sole approval of the Small Business Administration.

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

Although we have bolstered our liquidity resources in 2020, management concluded that the aforementioned conditions, particularly the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about the our ability to continue as a going concern within 12 months from the date of issuance of the condensed financial statements. Our plans to address this uncertainty include raising additional funding, if necessary, through public or private equity or debt financings. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders.

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

Cash Flows

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(18,890)	$(23,601)
Investing activities	15,928	(25,984)
Financing activities	22,024	(218)
Net change in cash and cash equivalents	$19,062	$(49,803)

Net cash used in operating activities

Net cash used in operating activities was $18.9 million for the nine months ended September 30, 2020, consisting of a net loss of $25.6 million and a decrease in net operating assets and liabilities of $1.7 million, and non-cash charges of $5.0 million consisting of primarily stock-based compensation expense and depreciation and amortization.

Net cash used in operating activities was $23.6 million for the nine months ended September 30, 2019, consisting of a net loss of $47.2 million and an increase in net operating assets and liabilities of $0.1 million, primarily relating to an increase in inventory and accrued expenses partially offset by non-cash charges of $23.7 million, consisting of stock-based compensation expense, depreciation and amortization and allowance for doubtful accounts.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $15.9 million for the nine months ended September 30, 2020, consisting of $16.0 million from proceeds of maturities of investments offset by $0.1 million in purchases of equipment.

Net cash used in investing activities was $26.0 million for the nine months ended September 30, 2019, consisting $36.5 million to purchase short-term investments, $10.7 million from proceeds of sales of investments and $0.2 million for manufacturing equipment and vehicles for our sales force to transport our laser equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $22.0 million for the nine months ended September 30, 2020 consisting of $19.9 million proceeds, net of placement agent fees, received from our 2020 public offerings, $2.0 million proceeds under the PPP Promissory Note, and $0.8 million proceeds from the exercise of warrants, offset by payments of offering costs of $0.5 million and $0.2 million of payments on our financed equipment.

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

Contractual Obligations

During the nine months ended September 30, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019, except as discussed below.

In May 2020, we entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“PPP Promissory Note”) with a commercial bank under the Coronavirus Aid Relief, and Economic Security Act, or CARES Act. The PPP Promissory Note bears interest at 1.0% per annum. Under the terms of the PPP Promissory Note, payments would be due monthly beginning November 1, 2020 and the principal amount of the PPP Promissory Note along with any unpaid interest would be due on May 3, 2022. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “PPPFA”) extended the deferral period for all loans to 10 months after the last day of the covered period. Under the revised terms, payments are due beginning August 2021 and the principal amount along with unpaid interest is due in July 2023. The Company has requested from its lender an extension of the loan maturity from two years to five years as permitted under the PPPFA. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

We had cash and cash equivalents of $33.6 million as of September 30, 2020, which came from sales of our products and services, the net proceeds from our initial public offering, the net proceeds from our 2020 public offerings and, to a lesser extent, private placements of common stock and equipment financing arrangements. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As of September 30, 2020, the effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2019, the U.S. Department of Justice, or DOJ, served us with a Civil Investigative Demand (“CID”) seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We believe as many as 13 states are participating in the DOJ’s False Claims Act investigation. In response to the DOJ’s CID, we reviewed the facts and circumstances of the clinical study used to support our 510(k) marketing clearance and have now completed such review. Following this review, we believe there is (i) adequate evidence to support the safety and efficacy reported in the study submitted with the 510(k) application, and (ii) no observations that would have a major impact on the reported results of the study. We have been, and intend to continue, cooperating with the DOJ in its active and ongoing investigation. We are unable to predict the ultimate outcome and have accrued $2.7 million at September 30, 2020 related to this contingency. It is reasonably possible that the estimated amount will change.

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

Risk Factor Summary

Risks Related to Our Business and Products

•	We have determined that there is substantial doubt about our ability to continue as a going concern, and we will need additional financings to execute our business plan and to fund our operations.
•	We may be unable to successfully remedy the performance, shelf life and calibration issues associated with our DABRA catheters, achieve market acceptance of DABRA, or achieve revenue growth.
•	Our success depends in large part on DABRA. If we are unable to successfully manufacture, market and sell DABRA, our business prospects will be significantly harmed.
•

Our ability to successfully complete our atherectomy trial may be hindered or delayed by the COVID-19 pandemic and DABRA catheter performance limitations that are currently being addressed by various engineering efforts.

•	We will require additional capital to finance our operations, which may not be available to us on acceptable terms or at all.
•	Physicians and staff may not commit enough time to sufficiently learn how to use our products.

Risks Related to Regulatory Approval and our Industry

•	Regulatory compliance is expensive, complex and uncertain, and a failure to comply could lead to enforcement actions against us and other negative consequences for our business.
•	Our medical device operations are subject to pervasive and continuing FDA regulatory requirements.
•	Product clearances and approvals can often be denied or significantly delayed.
•	Although we have obtained regulatory clearance for our products in the U.S. and certain non-U.S. jurisdictions, they will remain subject to extensive regulatory scrutiny.

Risks Related to our Intellectual Property

•

If we are unable to obtain and maintain patent protection for our products, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our existing products and any products we may develop, and our technology may be adversely affected.

•

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and products would be adversely affected.

•

Obtaining and maintaining our patent protection depends on compliance with various procedural measures, document submissions, fee payments and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

•	We may not be able to protect our intellectual property and proprietary rights throughout the world.
•	Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
•	Issued patents covering our products could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.

Risks Related to Our Reliance on Third Parties

•

We depend on third-party suppliers for key components and sub-assemblies used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate components and sub-assemblies could harm our business.

•

We and our component suppliers may not meet regulatory quality standards applicable to our manufacturing processes, which could have an adverse effect on our business, financial condition, and results of operations.

•	We may form or seek strategic alliances or enter into licensing arrangements in the future, and we may not realize the benefits or costs of such alliances or licensing arrangements.

Risks Related to Ownership of Our Common Stock

•	We must comply with the New York Stock Exchange’s requirements for the continued listing of our common stock on the NYSE.

•

The price of our stock may be volatile, which could result in substantial losses for investors. Further, an active, liquid and orderly trading market for our common stock may not be sustained and we do not know what the market price of our common stock will be, and as a result it may be difficult for you to sell your shares of our common stock.

•	Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

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

Our ability to grow our revenue in future periods will depend on our ability to successfully remedy the inconsistencies in our DABRA catheter performance, penetrate our target markets and increase sales of our products and any new product indications that we introduce, which will, in turn, depend in part on our success in growing our installed unit base and driving continued use of our systems, including long-term adoption by physicians. During the fourth quarter of 2018 and into 2019, we saw an increase in calibration issues experienced by physicians. In addition, in reviewing the performance inconsistencies, we found that our catheters occasionally overheated, which could cause a risk of injury to patients and physicians. These higher than anticipated rates of non-calibration resulted in customer dissatisfaction with the product, resulting in what we believe to be fewer purchases by our customers. In the third quarter of 2019, we determined that catheters that were more than two months from sterilization had a significantly higher rate of non-calibration than catheters that were within two months of sterilization. As a result, in September 2019, we initiated a voluntary recall of our catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters. Accordingly, we reduced the number of sales and marketing personnel in order to conserve cash and focus our efforts on key territories and accounts. We also initiated a voluntary recall of our DABRA catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters, and have paused commercial sales not related to our atherectomy clinical trial. These actions will likely make it more difficult in the near term to achieve significant revenue growth. In addition, new product indications will also need to be approved or cleared by the FDA and comparable non-U.S. regulatory agencies to help drive revenue growth. If we cannot achieve revenue growth, it would have a material adverse effect on our business, financial condition, and results of operations.

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

Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development and commercialization efforts. As of September 30, 2020, we had cash and cash equivalents of $33.6 million and an accumulated deficit of $142.8 million. For the year ended December 31, 2019 and the nine months ended September 30, 2020, we used $33.2 million and $18.9 million for operating activities, respectively. We have experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit and expect to continue to incur net losses into the foreseeable future. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

In the near term, we expect our recurring operational costs to decrease as a result of our cost savings initiatives. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to five clinical specialists as of December 31, 2019, and have suspended sales of DABRA catheters not related to our atherectomy clinical trial. Further such actions may be required on an ongoing basis to optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Additionally, we anticipate additional legal and other costs related to our completed Audit Committee investigation, including the pending securities class action and derivative lawsuits, an SEC investigation, the Civil Investigative Demand issued by the DOJ, and the DOJ’s criminal investigation. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development and these lawsuits and active and ongoing government investigations, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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

Beginning in the fourth quarter of 2018, we started experiencing inconsistencies in our DABRA catheter performance. We believed at the time that these inconsistencies were related to controlling the temperature of the oven used in the manufacturing process, which we had previously referred to as production limitations. These inconsistencies led to an increase in the number of catheters that failed to calibrate at customer sites, despite calibrating successfully during our quality assurance steps. During that same period, our sales team noted higher rates of non-calibration of catheters at customer physician offices. The higher than anticipated rates of non-calibration resulted in customer dissatisfaction with the product, resulting in what we believe to be fewer purchases by our customers and therefore lower revenue during the fourth quarter of 2018 and into 2019, however, the decrease in purchases and the impact of such decrease on our revenues is not determinable. In response, we upgraded our temperature control regulator and made certain changes in our production flow and validated the changes that we believed corrected the production limitations. After manufacturing several well-performing lots with this upgraded process, the percentage of catheters that failed to calibrate at customer sites began to increase after decreasing during April and May 2019. After collecting field data and performing internal testing, we observed that while catheters can perform satisfactorily up to one year, catheters that were more than two months from sterilization had a significantly higher rate of non-calibration than catheters that were within two months from sterilization. As a result, in September 2019, we initiated a voluntary recall of our catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters. At the FDA’s request, we engaged in additional shelf life testing as part of a special 510(k) and suspended commercial sales of catheters in order to remedy the shelf life issues. The FDA subsequently decided not to clear the special 510(k) and requested to see additional test data to confirm the stability of the shelf life before permitting us to resume commercial shipments. We expect to receive FDA clearance in the first quarter of 2021.

There can be no assurance that we will be able to timely correct the performance issues related to the DABRA catheters or that a premarket FDA submission would not be required for such changes. In addition, the manufacture of our products is subject to strict regulatory requirements as described in the risk factor entitled “Our medical device operations are subject to pervasive and continuing FDA regulatory requirements.” Problems can arise during the manufacturing process for a number of reasons, including equipment malfunction, failure to maintain or follow necessary protocols and procedures, raw material problems or human error. If we are unable to timely remedy our inconsistencies in our DABRA catheter performance or if we otherwise fail to meet our internal quality standards or the quality system regulations enforced by the FDA or other applicable regulatory bodies, which include detailed manufacturing and quality obligations, our reputation could be damaged, we could be required to issue a safety alert to our customer or initiate a recall, we could incur product liability and other costs, product approvals could be delayed, suspended or revoked, enforcement action could be initiated by regulatory authorities, we could be required to cease commercialization of DABRA and our business could otherwise be adversely affected.

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

In the third quarter of 2019 we initiated a voluntary recall of our DABRA catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters, as we observed through field data and internal testing that catheters more than two months from sterilization have a significantly higher rate of non-calibration. While the newly labeled DABRA catheters showed a significant decrease in non-calibrations, we have paused commercial sales of DABRA catheters not being used for the atherectomy clinical trial while we continue our engineering efforts to improve the shelf-life of our catheters. .If we do not improve our calibration rates, there could be an expanded or additional recall which would harm our reputation with our existing physician customers, adversely affect our ability to generate revenue, and have an adverse effect on our financial condition and results of operations. Any future recall could require us to devote financial resources from other aspects of our business.

We have incurred losses in recent periods and may be unable to achieve profitability in the future.

We incurred net losses of $57.0 million and $30.8 million for the years ended December 31, 2019 and 2018, respectively. As of September 30, 2020, we had an accumulated deficit of $142.8 million. We expect to continue to incur significant manufacturing, product development, regulatory and other expenses as we continue to remedy the inconsistencies in our DABRA catheter performance, to obtain regulatory clearances or approvals for our products in additional jurisdictions and for additional indications, to develop new products or add new features to our existing products, and to defend, cooperate and resolve pending lawsuits and government investigations, as applicable. In addition, our general and administrative expenses have increased following our initial public offering and we expect these costs to continue due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for an extended period of time. Our failure to achieve or maintain profitability would have a material adverse effect on our business, financial condition, and results of operations and could negatively impact the value of our common stock.

Matters relating to or arising from our completed Audit Committee investigation, including active and ongoing government investigations and proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.

As previously disclosed in our public filings, the Audit Committee completed its internal investigation. In connection with the Audit Committee investigation, we voluntarily contacted the Enforcement Division of the SEC in August 2019 to advise them of the investigation of certain allegations made by a former employee. In October 2019, the DOJ served us with a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. We believe as many as 13 states are participating in the DOJ’s False Claims Act investigation. We publicly announced the Audit Committee’s findings on October 31, 2019. We are unable to predict the ultimate outcome and we currently estimate a loss of $2.7 million related to the DOJ’s False Claims Act investigation, although this estimate remains subject to change. In November 2019, we learned that the DOJ opened a criminal investigation relating to us. On November 13, 2019, the SEC notified us that it is conducting an investigation. On March 11, 2020, the SEC served us with document subpoenas. We have been, and intend to continue, cooperating in these active and ongoing investigations.

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

If a disaster such as a pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to occur in an area in which we operate, our operations could be adversely affected. For example, COVID-19 has now been characterized as a global pandemic and how long and how extensive the economic effects will last, has not been determined. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others. A further spread of the pandemic could cause include the temporary closure of our manufacturing facilities and those used in our supply chain processes, restrictions on the export or shipment of our products, business closures in impacted areas, and further restrictions on our employees’ and consultants’ ability to travel and to meet with customers. The pandemic has, and will likely continue, to cause delays in enrollment in our atherectomy indication trial.  In addition, we have experienced minor delays in receiving shipments of parts, which has not had a material impact on the timing of our key engineering efforts, nor our ability to support our atherectomy indication clinical trial. The pandemic could also adversely affect our ability to secure additional financing in a timely manner or on favorable terms, if at all.

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

We market and sell DABRA for use as a tool in the treatment of vascular blockages resulting from lower extremity vascular disease and Pharos for use in the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. Although physicians, in the practice of medicine, may prescribe or use marketed products for uncleared or unapproved indications, manufacturers may promote their products only for the cleared or approved indications and in accordance with the provisions of the cleared or approved label. However, one of our strategies in the future is to pursue additional vascular indications for DABRA and additional dermatological indications for Pharos. Submitting the required applications for additional indications may require substantial additional funding beyond our cash and cash equivalents as of September 30, 2020. We cannot assure you that we will be able to successfully obtain clearance or approval for any of these additional product indications through the application process or that a premarket FDA submission may not be necessary.

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

We have partnered with distributors for DABRA and Pharos in select geographies outside of the U.S. For the year ended December 31, 2019, approximately 9% of our sales were outside of the U.S. We are not currently distributing DABRA outside the U.S., and will likely not be able to do so until we extend the shelf life of the DABRA catheter. We may not be able to collect all of the funds owed to us by our foreign distributors. Some foreign distributors may experience financial difficulties, including bankruptcy, which may hinder our collection of accounts receivable. Where we extend credit terms to distributors, we periodically review the collectability and creditworthiness when determining the payment terms for such distributors. If our uncollectible accounts exceed our expectations, this could adversely impact our operating results. In addition, failure by our foreign distributors to comply with the Foreign Corrupt Practices Act or similar laws, insurance requirements, or other contract terms could have a negative impact on our business. Failure to manage the risks related to our foreign distributors would have a material adverse effect on our business, financial condition, and results of operations.

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

The material weaknesses discussed were remediated as of December 31, 2019. We incurred significant costs to remediate those weaknesses, primarily personnel costs, external consulting and legal fees, system implementation costs, and related indirect costs including the use of facilities and technology. However, completion of remediation does not provide assurance that our controls will operate properly or that our financial statements will be free from error, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. There may be additional undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis. Further, to the extent we identify additional material weaknesses, we will not be able to fully assess whether corrective measures will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional errors that result in material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

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

At September 30, 2020, we had 85 full-time employees. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions of our sales and marketing teams. We reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to five clinical specialists as of December 31, 2019.

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

In addition, the FDA conducted an unannounced facility inspection in December 2019. The FDA issued to us a Form 483 that included observations that schedules for the adjustment, cleaning, and other maintenance of equipment have not been adequately established, a device master record index was not current, and document control procedures have not been fully established. We responded to the FDA with the corrective measures we are taking and to address the issued identified in the Form 483 and, based on this information, the FDA issued to us an Establishment Inspection Report, or EIR, closing out the inspection. All actions are complete and the final Form 483 report was sent to the FDA on September 25, 2020.

Also, we have been engaged in additional shelf life testing at the FDA’s request as part of a special 510(k). Due to recent variations noted in the shelf life of the catheter during our testing procedures, we have paused commercial sales of DABRA catheters not being used for the atherectomy clinical trial. The FDA subsequently decided not to clear the special 510(k) and requested to see additional test data to confirm the stability of the shelf life before we resume commercial shipments. We expect this to be resolved in the first quarter of 2021.

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

Other healthcare reform legislative changes have also been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2027 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020, and which is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2020, and extended the end date of the sequester by one year, through 2030, in order to offset the 2020 suspension.

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

Our common stock is listed on the New York Stock Exchange, or NYSE. We received a deficiency notice from the NYSE on December 4, 2019 that we are not in compliance with a NYSE continued listing requirement for maintaining an average market capitalization over a consecutive 30 trading-day period of not less than $50 million at the same time shareholders' equity is less than $50 million. We submitted a compliance plan on January 20, 2020, and the NYSE accepted our plan on February 28, 2020. We have 18 months to cure this deficiency. In addition, if our average market capitalization over a consecutive 30 trading-day period is less than $15 million, we will be delisted from the NYSE immediately; however, on March 19, 2020, the NYSE temporarily suspended, until June 30, 2020, the application of the average market capitalization listing requirement due to ongoing market volatility relating to the ongoing COVID-19 pandemic. As of November 9, 2020, our market capitalization was $15.8 million. We also received a deficiency notice from the NYSE on May 21, 2020, that we are not in compliance with a NYSE continued listing requirement for maintaining an average closing share price of at least $1.00 over a consecutive 30 trading-day period. We have a period of six months to regain compliance with the average closing share price requirement; however, on March 19, 2020, the NYSE temporarily suspended, until June 30, 2020, the application of the closing share price listing requirement due to ongoing market volatility relating to the ongoing COVID-19 pandemic. We must regain compliance by December 31, 2020. If we fail to regain and/or maintain compliance with NYSE’s continued listing requirements, then NYSE may take steps to immediately de-list our common stock. On November 10, 2020, our stockholders approved an amendment to our Certification of Incorporation to effect stock split ratio of between 1-for-25 and 1-for-75, inclusive, which ratio will be selected at the sole discretion of our Board of Directors at any whole number in the above range.  There can be no assurance that that we will be able to maintain compliance with the $1.00 minimum closing bid price requirement, or we will otherwise be able to successfully implement the necessary actions to maintain or regain compliance with NYSE listing requirements or that any appeal of a decision to delist our common stock would be successful.

Failure to maintain our NYSE listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares in the future. Delisting may adversely impact the perception of our financial condition, and cause reputational harm with investors and parties conducting business with us. Additionally, if we are subject to delisting from NYSE, there can be no assurance that we would be able to list our common stock on another exchange in a timely fashion, if at all. In the event of a de-listing, we would take actions to restore our compliance with NYSE’s listing requirements or list on another exchange, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with the applicable exchange’s listing requirements.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2020, we had outstanding 72,468,337 shares of our common stock.

In connection with our May 2020 and August 2020 equity offerings, we issued warrants to investors and our placement agent, and an aggregate of 58,625,823 warrants are outstanding as of September 30, 2020. In addition, pursuant to our 2018 Equity Incentive Plan, or 2018 Plan, equity incentive awards representing up to an aggregate of 1,198,274 shares of our common stock were available for issuance to our employees, directors and consultants as of September 30, 2020. On October 12, 2020, the shareholders approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares of common stock reserved thereunder by 9,000,000 shares. The 2018 Plan includes an annual increase in the number of shares available for future grant each year pursuant to the “evergreen” provision of our 2018 Plan. Additionally, pursuant to our 2018 Employee Stock Purchase Plan, or ESPP a total of 553,659 shares were available for sale under our ESPP as of September 30, 2020. The ESPP also includes an annual increase in the number of shares available for sale under our ESPP each year pursuant to the “evergreen” provision of our ESPP. In addition to the increase in shares available to grant in 2020 due to the “evergreen” provisions contained in the 2018 Plan and the ESPP, in the first quarter of 2020 we adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) for the purpose of attracting, retaining and incentivizing employees in furtherance of our success. On adoption, 800,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards and 225,000 shares were available for issuance as of September 30, 2020. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

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

As discussed elsewhere in this Quarterly Report on Form 10-Q, we are currently focusing on supplying catheters to those sites involved in our atherectomy clinical study while we prioritize remedying the inconsistencies in our DABRA catheter performance. Accordingly, we intend to use the remainder of the net proceeds for these and other general corporate purposes, including atherectomy indication clinical trial.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On November 13, 2020, Jeffrey Kraws, the Company’s President, provided notice to the Company of his intention to resign from his position effective January 15, 2021. The Company expects to enter into a Separation Agreement with Mr. Kraws that will provide Mr. Kraws with benefits consistent with the terms of Mr. Kraws’ Change in Control and Severance Agreement dated July 13, 2018, which has been filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-226191) with the Securities and Exchange Commission on July 16, 2018 (the “Severance Agreement”). The Severance Agreement provides for one year of salary and one year of COBRA benefits in exchange for signing a standard release of claims.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2018 (File No. 001-38677)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 1, 2018 (File No. 001-38677)).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 3, 2020 (File No. 001-38677)).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on August 3, 2020 (File No. 001-38677)).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on August 3, 2020 (File No. 001-38677)).

10.1

Form of Securities Purchase Agreement, dated as of July 30, 2020, by and among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 3, 2020 (File No. 001-38677)).

10.2

Ra Medical Systems, Inc. 2018 Equity Incentive Plan and Forms of Award Agreement thereunder, as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 13, 2020 (File No. 001-38677)).

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

RA MEDICAL SYSTEMS, INC.

(Registrant)

Date: November 13, 2020	By:	/s/ Andrew Jackson
Andrew Jackson
Chief Financial Officer