Form 10-K
period 2020-12-31
Ra Medical Systems, Inc.
filed 2021-03-17
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION item13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission file number: 001-38677

Ra Medical Systems, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	38-3661826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2070 Las Palmas Drive Carlsbad, California	92011
(Address of principal executive offices)	(Zip Code)

(760) 804-1648

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of the exchange on which registered
Common Stock, $0.0001 par value	RMED	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2020 as reported by the New York Stock Exchange on such date was approximately $18.5 million. Shares of the registrant’s common stock held by each executive officer, director and other persons who may be deemed an affiliate of the registrant have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 10, 2021, the registrant has 3,259,340 shares of common stock, par value $0.0001, outstanding.

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

Our vascular business strategy is focused on multiple engineering efforts to improve our catheter offering as well as conducting a clinical study to obtain an atherectomy “indication for use” in the United States. Key catheter engineering efforts currently underway include projects to:

•

Extend our catheter’s shelf life. During 2020, we identified the factors limiting our shelf life, including the introduction of unwanted elements in the catheter’s fluid core and the degradation of the coating on the inner diameter, and are currently implementing multiple remediations to address these issues. Our initial internal accelerated aging test data supports shelf life for our catheter of at least six months;

•

Increase the robustness of our catheter via a braided overjacket, or a similar design, to make the catheter more kink-resistant when navigating tortuous anatomy. We expect to complete the engineering work for this catheter in the second half of 2021 and subsequently submit to the FDA for clearance; and

•

Develop a version of the DABRA catheter that is compatible with a standard guidewire. We completed several guidewire-compatible catheter prototypes in the fourth quarter of 2020 and then conducted in vitro evaluations with several physicians. We expect to finalize the design for this catheter at the end of 2021.

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

We enrolled the first subject in February 2020. Throughout much of 2020, the COVID-19 pandemic substantially impacted our ability to activate new sites and enroll additional subjects. Many sites or potential sites have been or are currently operating at a reduced capacity, and some have been closed from time to time. In addition, potential study subjects may voluntarily opt to postpone their procedures due to COVID-19 concerns. As of March 11, 2021, we have enrolled 30 subjects and five sites have been cleared to enroll subjects. Due to the unpredictable impact the COVID-19 pandemic has had and will continue to have on enrollment in this study, we currently cannot estimate when enrollment will be completed.

We have paused shipments of catheters to commercial sites while we conduct further studies on the stability of our shelf life. We submitted additional test data in March 2021, which will need to be cleared by the FDA prior to resuming commercial shipments of catheters. We are continuing to supply catheters to those sites involved in our atherectomy clinical study. We do not anticipate rebuilding our vascular sales team until most of our engineering projects are complete and we have a more definitive timeline for obtaining an atherectomy indication.

Our Pharos laser is a medical device that we have marketed since October 2004 as a tool for the treatment of proliferative skin conditions including psoriasis, vitiligo, atopic dermatitis, and leukoderma. The COVID-19 pandemic is negatively impacting the dermatology business as many customers delay the acquisition or purchase of capital equipment such as our Pharos laser. Because this business does not have a disposables component and we augment our capital equipment sales with recurring revenue derived from service and/or rental or lease agreements, we are experiencing less of an impact than business models that rely solely on capital equipment and/or disposables sales. We believe there could be an opportunity to grow the Pharos business in a capital-efficient after the business disruptions caused by the COVID-19 pandemic have subsided.

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

Department of Justice Civil Settlement and Corporate Integrity Agreement

On December 28, 2020, we entered into a Settlement Agreement with the United States of America, acting through the United States Department of Justice (the “DOJ”) and on behalf of the Inspector General of the United States Department of Health and Human Services (“OIG”), to resolve the pending DOJ investigation and a related civil action concerning our marketing of the DABRA laser system and DABRA-related remuneration to certain physicians. In connection with the Settlement Agreement, we also have reached tentative agreements that, if executed by participating states, resolve previously disclosed related investigations conducted by certain state attorneys general.

The Settlement Agreement recites that a complaint filed by a former employee on behalf of the federal government in the United States District Court for the Eastern District of Michigan, and subsequently amended to assert claims on behalf of certain states, alleged, among other things, that we violated the False Claims Act, 31 U.S.C. § 3729, and certain state false claims acts by paying kickbacks to certain physicians in order to induce them to use the DABRA laser system, promoting off-label use of the DABRA laser system, failing to report adverse events to the United States Food and Drug Administration, marketing a device that does not work as advertised, and failing to adhere to Current Good Manufacturing Practices. The complaint, which was settled in connection with the Settlement Agreement, also alleged that we unlawfully retaliated against the former employee. Separate from the former employee’s allegations in the civil action, the United States and the participating states contend that from May 1, 2017 through October 31, 2019, we (a) paid illegal remuneration to certain physicians to induce them to use the DABRA laser system in violation of the federal anti-kickback statute and (b) marketed the DABRA laser system for off-label use in atherectomy procedures despite product performance issues causing calibration and overheating problems, which posed a risk to physicians and patients (the “Covered Conduct”). We deny the allegations in the civil action and those asserted by the United States and the participating states, and the settlement does not constitute an admission of liability or wrongdoing by us.

Under the Settlement Agreement, and the tentative agreements with the participating states, we are required to make an initial payment of $2.5 million, of which we paid $2.4 million in December 2020 and will pay the remaining $0.1 million when the agreements with the participating states are finalized. Pursuant to the terms of the

Settlement Agreement, (a) if our revenue exceeds $10 million in any of the next four fiscal years (2021-2024), we also are required to pay an additional amount in settlement for the corresponding year: $500,000 for 2021, $750,000 for 2022, $1 million for 2023, and $1.25 million for 2024; (b) if we are acquired or are otherwise involved in a change in control transaction in the years 2020 through 2024, we are required to pay an additional settlement amount of $5 million, plus 4% of the value attributed to us in the transaction, so long as the attributed value is in excess of $100 million, with the total change in control payment never to exceed $28 million; and (c) if our obligations under the Settlement Agreement are avoided by bankruptcy, the United States may rescind the releases and bring an action against us in which we agree is not subject to an automatic stay, is not subject to any statute of limitations, estoppel or laches defense, and is a valid claim in the amount of $56 million, minus any prior change in control payments. Under the Settlement Agreement, we also paid the former employee’s reasonable expenses, costs and attorneys’ fees, which amount to $0.2 million.

The OIG has agreed, conditioned upon our full payment of amounts owed in the Settlement Agreement, and in consideration of our obligations under a Corporate Integrity Agreement, to release our permissive exclusion rights and refrain from instituting any administrative action seeking to exclude us from participating in Medicare, Medicaid, or other federal health care programs as a result of the Covered Conduct. The Corporate Integrity Agreement has a five-year term and imposes monitoring, reporting, certification, documentation, oversight, screening, and training obligations on us, including the hiring of a compliance officer and independent review organization.

Pursuant to the terms of the Settlement Agreement, the United States and the former employee have dismissed the complaint against us with prejudice and have released us from any civil or administrative monetary liability arising under the Covered Conduct. The Settlement Agreement does not include a release for any conduct other than the Covered Conduct or any criminal liability related to the Covered Conduct. The Settlement Agreement does not release any claims under investigation by the U.S. Securities and Exchange Commission, or SEC.

DABRA.    DABRA (Destruction of Arteriosclerotic Blockages by laser Radiation Ablation) is our minimally-invasive excimer laser and single-use catheter system that is used by physicians as a tool in the endovascular treatment of vascular blockages resulting from lower extremity vascular disease, a form of PAD, both above- and below-the-knee, by breaking down plaque to its fundamental chemistry, such as proteins, lipids and other chemical compounds, to eliminate blockages by essentially dissolving them without generating potentially harmful particulates. The accumulation of plaque in arteries, which is a result of lower extremity vascular disease, most commonly occurs in the pelvis and legs. Plaque accumulation, known as atherosclerosis, causes the narrowing of arteries, thereby reducing the flow of oxygenated blood to tissue and organs. If vascular blockages are left untreated, they can increase the risk of heart attack, stroke, amputation or death. Major risk factors for PAD include age, smoking, diabetes and obesity. Despite its prevalence, PAD is underdiagnosed and undertreated relative to many other serious vascular conditions, including coronary artery disease, or CAD, in part because up to half of the PAD population is asymptomatic, or shows no symptoms, and many dismiss symptoms as normal signs of aging. PAD affects approximately 17 million people in the U.S. However, only 20-30% of PAD patients are actively being treated.

Current treatments for vascular blockages associated with PAD are largely endovascular and include angioplasty, stenting and atherectomy. Bypass surgery, which was frequently used in the past, is costly and often results in complications, including post-surgery pain, hospital stays and recovery times. Endovascular treatments employ catheter-based products for the displacement or removal of plaque. These treatments also have limitations in their safety or efficacy profiles and frequently result in recurrence of the disease.

DABRA is a novel technology for use in the endovascular treatment of vascular blockages resulting from lower extremity vascular disease. We believe that our liquid-filled, full aperture ratio catheter allows for a less traumatic endovascular treatment for the removal of vascular blockages and offers potential benefits over competing treatments and therapies. DABRA is easy to use with proper physician training and can cross and debulk, or reduce or remove, a broad range of plaque types. DABRA is predominantly used as an adjunct therapy with angioplasty balloons, drug-coated balloons, stents, and other endovascular treatments. DABRA employs photoablation, or the removal of body tissue by using photons, to remove blockages by breaking the bonds of the obstructing plaque directly. DABRA is minimally invasive and is designed to not stretch the arterial walls or penetrate the layers of arterial tissue known as the subintimal space, which can lead to dissection, or a tear in the inner lining of the vessel wall, or perforation, or a hole or a break in the vessel wall, although these events may still occur with DABRA and other competing products. We believe DABRA’s mechanism of action, photoablation, may result in less mechanical and thermal trauma to the vessel compared to other devices. In May 2017, we received FDA 510(k) clearance to market the DABRA laser system and single-use DABRA catheter in the U.S. for crossing chronic total occlusions in patients with symptomatic infrainguinal lower extremity vascular disease and with an intended use for ablating a channel in occlusive peripheral vascular disease. Our initial commercial strategy will focus on placing DABRA in office-based laboratories, or OBLs, and subsequently we intend to expand into the hospital catheterization market. Reimbursement claims for DABRA procedures are typically submitted by the provider to Medicare or another third-party payor using established Current Procedural Terminology, or CPT, codes. DABRA was also granted CE mark approval in Europe in September 2016 for the endovascular treatment of infrainguinal arteries via atherectomy and for crossing total occlusions. As noted above, we are currently pursuing an atherectomy indication in the U.S.

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

Psoriasis is a chronic autoimmune disorder that causes cells to build up rapidly and affects the surface of the skin. The National Psoriasis Foundation reports that psoriasis affects more than 8 million people in the U.S. Psoriasis often develops between the ages of 15 to 35, but can develop at any age. Vitiligo is an autoimmune condition in which the skin turns white due to the loss of melanocytes, cells that produce the pigment melanin, which gives skin color. Vitiligo affects approximately 1% of the population globally. Atopic dermatitis, more commonly known as eczema, is a chronic eczematous skin disease. There are approximately 16.5 million adults in the U.S. suffering from atopic dermatitis, according to the National Eczema Association. Leukoderma is the localized loss of pigment in the skin due to several causes including vitiligo.

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

Market Overview

PAD affects approximately 17 million people in the U.S. However, only 20-30% of PAD patients are actively being treated. Despite its prevalence and poor outcomes, PAD is underdiagnosed and undertreated relative to many other serious vascular conditions, including CAD, in part because up to half of the PAD population is asymptomatic and many dismiss symptoms as normal signs of aging.

Without treatment, the disease can result in severe complications including amputation or death. The most common reason for amputation today is PAD. Despite the relative under diagnosis and treatment of PAD, the 2021 U.S. atherectomy market is projected to be over $750 million. Higher diagnosis and intervention rates resulting from greater physician and patient awareness of PAD, as well as higher prevalence, are helping drive the market opportunity for PAD treatments.

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

Interventional Procedures.    When PAD progresses beyond claudication, physicians may advise intervention, often beginning with minimally-invasive procedures. Minimally invasive endovascular treatments include balloon angioplasty, stents, and plaque removal devices. These treatments have limitations in their safety or efficacy profiles and frequently result in recurrence of the disease. Recent data supports that there are approximately 1 million annual endovascular procedures for the treatment of PAD in the U.S. Angioplasty and stenting are the most commonly performed minimally-invasive interventional treatments.

•

Angioplasty.    In an angioplasty procedure, a long, thin tube, or catheter, with a balloon tip is inserted into the blocked or narrowed part of the artery over a previously positioned guidewire that directs the catheter to the affected area. The balloon is then inflated, compressing the plaque and stretching the arterial wall. While angioplasty catheters are relatively easy to use, they stretch the arterial wall, sometimes leading to dissections of, and damage to, the arterial walls. Angioplasty does not remove the plaque, which remains in the artery. In addition, traditional angioplasty is not well suited to treat highly calcified lesions, lesions concentrated on one side of the arterial wall, or lesions that occur at bifurcations, all common manifestations of PAD in the leg.

•

Drug Coated Balloon.  Drug coated balloons (DCBs) are often used in conjunction with atherectomy. Drug coated balloon angioplasty is similar to a regular angioplasty procedure, but in this case the balloon catheter used has an anti-restenotic drug coating on the surface of balloon. When the balloon is inflated the drug is delivered to the vessel wall which may help prevent restenosis. Unlike regular angioplasty, low pressures are generally used to inflate DCBs thereby reduced arterial wall stretch, dissections and damage to the arterial wall. However, the long-term safety and durability of DCB angioplasty remains uncertain, in particular in treating lesions below the knee.

•

Cutting Balloon.    A cutting balloon is a special balloon catheter which has small blades bonded along the length of the balloon. These devices were developed to overcome some of the limitations of regular angioplasty, namely the risk for dissection and vessel wall damage due to the dilating forces used with regular angioplasty balloons. When the balloon is inflated the dilating force is concentrated along the blades creating small, longitudinal incisions along the length of the vessel wall. Cutting balloons are commonly used as a vessel preparation tool in conjunction with a DCB or stenting, particularly in calcified lesions or for in-stent restenosis.

•

Intravascular Lithotripsy.    Intravascular Lithotripsy is a calcium modification PTA balloon, designed for the treatment of moderately to severely calcified PAD lesions. The catheter delivers sonic pressure waves to target and disrupt calcium within the vessel. Once the calcium is cracked the balloon is inflated at low pressures to achieve lumen gain.

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

•

Plaque Removal Devices.    Procedures to remove plaque are often referred to in the medical field as atherectomy procedures. There are several types of atherectomy devices, including directional, rotational and laser, each with different mechanisms of action to remove plaque. Atherectomy treatments are frequently used with a stent or balloon. Atherectomy technologies can damage the vessel walls, which may increase the risk of restenosis. For example, cutting devices, such as directional or rotational devices, introduce significant mechanical trauma.

•

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

•

Amputation.    CLI is a serious form of PAD caused by severe lack of blood flow to the legs. Physicians may recommend full or partial amputation of the leg or foot for patients with CLI. Approximately 200,000 amputations occur annually in the U.S. as a result of PAD.

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

•

Ease of Use.    DABRA employs techniques similar to those used in angioplasty, which are familiar to the approximately 10,000 interventional cardiologists, vascular surgeons and interventional radiologists in the U.S. who are generally trained in endovascular techniques. In order to further the ease of use for physicians, we are working towards increasing the robustness of our catheter via a braided overjacket, or a similar design, to make the catheter more kink-resistant when navigating tortuous anatomy. We are also working on developing a version of the DABRA catheter that is compatible with a standard guidewire.

•

Cost and Time Efficient.    When we relaunch DABRA, we intend to price our single-use catheters competitively and provide the DABRA laser system for a nominal periodic fee without requiring the purchase of capital equipment, which we believe will make DABRA a cost-effective solution for providers. The average lasing time in our pivotal study was approximately two and a half minutes per procedure.

Our Strategy

Our goal is to become the leading medical device company marketing excimer lasers as tools for the treatment of endovascular diseases. Key components of our strategy to achieve this goal are:

•

Increasing the shelf life and improving the consistency of the DABRA catheter. In the third quarter of 2019, we engaged in a voluntary recall of the catheters with a 12-month shelf life to replace them with catheters with a two-month shelf life. We have identified current limitations on shelf life relating to aspects of the fluid core and coating and are currently implementing multiple remediations to address these issues. Our initial internal accelerated aging test data supports shelf life for our catheter of at least six months.

•

Product enhancements. We are working on two important design changes to the DABRA catheter. First, we are increasing the robustness of our catheter via a braided overjacket, or a similar design, to make the catheter more kink-resistant when navigating tortuous anatomy. Second, we are developing a version of the DABRA catheter that is compatible with a standard guidewire. Following these two enhancements, we intend to develop a larger diameter catheter to target atherectomy procedures in the larger vessels more commonly seen in above-the-knee procedures.

•

Atherectomy indication for use. We are currently pursuing an atherectomy indication for use, which the FDA defines to include a prespecified improvement in luminal patency. To satisfy the FDA’s data requirements to support an atherectomy indication, we are performing a pivotal study designed to allow the FDA to evaluate the use of DABRA in atherectomy procedures. We received an IDE approval in January 2020 and the study is approved for up to 10 clinical sites and 100 subjects. We enrolled the first subject in February 2020. Throughout much of 2020, the COVID-19 pandemic substantially impacted our ability to activate new sites and enroll additional subjects. Many sites or potential sites have been or are currently operating at a reduced capacity, and some have been closed from time to time. In addition, potential study subjects may voluntarily opt to postpone their procedures due to COVID-19 concerns. As of March 11, 2021, five sites have been cleared to enroll subjects and 30 subjects have been enrolled in the trial. Due to the unpredictable impact the COVID-19 pandemic has had and will continue to have on enrollment in this study, we currently cannot estimate when enrollment will be completed.

•

Expanding DABRA sales. We do not anticipate rebuilding our vascular sales team until most of our engineering projects are complete and we have a more definitive timeline for obtaining an atherectomy indication.

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

The most important aspect of DABRA for the vascular market is the catheter, which transmits energy from the laser to the vascular blockage. The laser energy travels through the catheter and ablates the blockage, reducing it to chemicals that are found naturally in the bloodstream. The catheters are sterilized single-use only and specifically designed for our laser-based systems. The DABRA catheter uses a liquid-filled plastic tubing allowing for the efficient and precise delivery of the laser energy.

The DABRA catheter is a single-use, 5 French gauge catheter that currently does not use a guidewire to navigate vasculature and that typically stays within the normal area in which blood is flowing or true lumen, even while crossing blockages. It is a full aperture ratio forward cutter, delivering fast ablation of a wide variety of plaque, without the “dead-space” of fiber optic bundle catheters. It produces a high quality lumen while minimizing trauma to the vasculature. The DABRA catheter has a 1.5 millimeter blunt-tip design and a working length of 150 cm that tracks the true lumen, navigating the vascular curves. DABRA catheters have been used with a variety of introducers and guide catheters. They have been used in both above- and below-the-knee procedures, including axially, femorally, both antegrade and retrograde, from popliteal access and pedal access, both anterior tibial and posterior tibial. DABRA removes plaque by photoablation.

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

The Pharos Product

Pharos is a powerful, monochromatic, or single-wavelength, xenon-chlorine, 308 nanometer ultraviolet-B excimer laser used by physicians as a tool to treat chronic skin diseases, including psoriasis, vitiligo, atopic dermatitis, and leukoderma. We launched Pharos in 2004. Pharos does not use heat and does not ablate lesions, and treatments are generally painless. Pharos’ proprietary hand piece features an integrated adjustable spot size and aiming beam that accurately targets only the diseased tissue while sparing the healthy skin from exposure. The laser beam is easily contoured to accommodate the shape of the lesion for fast and precisely targeted treatments with constant fluence, or stream of photons crossing a unit area. No templates or attachments are required. Its flat-top, no hot-spot beam profile delivers uniform dosing for optimal results. Pharos is small enough for most treatment rooms, intuitive to use, and uses a standard 110-volt outlet. In the third quarter of 2019, we launched Pharos Optimized, which includes faster treatments and extended peak performance.

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

•

Energy.    The energy from excimer lasers has been shown, in both in vivo and in vitro studies, to have almost four times the T-cell apoptosis generation than non-laser sources. Pharos is a pulsed laser capable of producing very high peak powers.

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

Customers

No single customer represented more than 10% of our total revenue for 2020 or 2019.

Sales and Marketing

We market and sell Pharos primarily through our direct sales force in the U.S. and we partner with distributors in select geographies outside of the U.S. We are supplying DABRA catheters to those sites involved in our atherectomy clinical study. We have paused shipments of catheters to commercial sites while we conduct further studies on the stability of our shelf life. We submitted additional test data in March 2021, which will need to be cleared by the FDA prior to resuming commercial shipments of catheters. We do not anticipate rebuilding our vascular sales and marketing team until most of our engineering projects are complete and we have a more definitive timeline for obtaining an atherectomy indication.

Our Pharos marketing program focuses on:

•	educating physicians regarding the proper use and application of our products;
•	supporting physicians’ efforts to enhance referral opportunities;
•	improving patient and caregiver awareness of our treatments; and
•	facilitating national and international marketing programs.

We use a targeted marketing approach to introduce our products to the medical marketplace. We primarily target our marketing efforts to practitioners through marketing materials, medical conferences and journals. In addition, we host seminars and webinars where industry leaders discuss case studies and treatment techniques using our products.

Manufacturing

We manufacture our excimer lasers and catheters in our approximately 32,000 square foot facility located in Carlsbad, California. Our vertically integrated facility is ISO 13485 certified and is licensed by the state of California to manufacture our sterile single-use catheters in our controlled environments. We specify and source our supplies primarily from U.S.-based manufacturers, contracting with local suppliers to manufacture custom components. We carefully choose our suppliers to ensure that all components meet our quality standards, adhere to all applicable regulations, and meet our supply needs. We inspect, test, and assemble our products under strict manufacturing processes supported by internal policies and procedures. We perform our own final quality control testing of all products before shipment. In addition to primary suppliers, secondary suppliers have been identified for contingency planning purposes for many key components. We audit our suppliers as required by our quality system and the FDA. We believe that our current manufacturing capacity is sufficient to produce enough lasers and catheters to meet our current expected demand for the foreseeable future.

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

Vascular blockages are currently treated with angioplasty balloons, stents, and atherectomy devices that include excimer laser ablation. Our major competitors for our vascular solutions include Medtronic plc, Cardiovascular Systems Inc., Boston Scientific Corp., Avinger, Inc., Koninklijke Philips N.V., including Volcano Corporation and Spectranetics Corporation, Becton Dickinson and Company, including products from the C.R. Bard acquisition, AngioDynamics and Abbott Laboratories. We believe that DABRA competes favorably with our competitors’ products in terms of safety, ease of use, utility, and cost.

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

Research and Development

The major focus of our research and development team is to leverage our existing technology platform for new applications and improvements to our existing applications, including multiple engineering efforts to improve our current catheter. Future research and development efforts will involve continued enhancements to and cost reductions for DABRA and Pharos. We will also explore the development of other products that can be derived from our core technology platform and intellectual property. Our research and development team works together with our commercial team to set development priorities based on communicated customer needs. The feedback received from our customers is reviewed and evaluated for incorporation into new products. We recognized $9.0 million and $4.5 million of research and development expenses in the years ended December 31, 2020 and 2019, respectively.

Resources Material to Our Business

Patents and Proprietary Technology

Patents

In order to remain competitive, we must develop and maintain protection on the proprietary aspects of our technologies. We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. The protection of intellectual property has been and remains a priority for us. As of March 8, 2021, we own six issued U.S. patents and continue to pursue patent protection in five different patent families. In the patent family titled “Small Flexible Liquid Core Catheter for Laser Ablation in Body Lumens and Methods for Use,” we own one issued U.S. patent, one issued Chinese patent and one granted European patent which has been validated in Switzerland, Germany, Denmark, France, United Kingdom, Italy, Netherlands and Sweden. A U.S. divisional application and three U.S. continuation applications have also been filed in this patent family and remain pending. In the patent family titled “Methods and Devices for Treatment of Stenosis of Arteriovenous Fistula Shunts,” we own four issued U.S. patents and one continuation application remains pending in the U.S. In the patent family titled “Laser Ablation Catheters Having Expanded Distal Tip Windows for Efficient Tissue Ablation” we own one issued U.S. patent with one continuation application in this family still pending. The patent family titled “Liquid Filled Ablation Catheter with Overjacket” includes pending applications in the U.S. and China. An additional international PCT patent application titled "Liquid Filled Laser Ablation Catheter with Full Length Outer Jacket Support" is also pending in another patent family. Our issued U.S. patents expire between 2035 and 2037, subject to payment of required maintenance fees, annuities, and other charges.

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

Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, the Patient Protection and Affordable Care Act of 2010, or PPACA, and the Medicare Access and CHIP Reauthorization Act of 2015 substantially changed the way healthcare is delivered and financed by both governmental and private insurers. These changes included the creation of demonstration programs and other value-based purchasing initiatives that provide financial incentives for physicians and hospitals to reduce costs, including incentives for furnishing low cost therapies. Under the Trump Administration, there were ongoing efforts to modify or repeal all or part of PPACA or take executive action that affects its implementation. Tax reform legislation was passed that includes provisions that impact healthcare insurance coverage and payment such as the elimination of the tax penalty for individuals who do not maintain health insurance coverage (the so-called “individual mandate”). Such actions or similar actions could have a negative effect on the utilization of our products. We are uncertain as to the extent such efforts will continue under the Biden administration and to what extent there will be additional reform proposals at federal and state levels. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit upheld a lower court’s determination in Texas v. Azar, 4:18-cv-00167, that the individual mandate was unconstitutional and remanded the case to the lower court for further analysis as to whether PPACA as a whole is unconstitutional because the individual mandate is not severable from other provisions of the law. In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit United States Court of Appeals decision that held that the individual mandate is unconstitutional. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the PPACA and our business. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results. We cannot predict the ultimate results of the Texas case or whether additional legislative reform proposals will be adopted, when they will be adopted, or what impact they may have on us, but any such proposals could have a negative impact on our business and provide incentives for hospitals and physicians to not use our products.

General legislative action may also affect our business. For example, the Budget Control Act of 2011 included provisions to reduce the federal deficit. The Budget Control Act, as amended, resulted in the imposition of reductions of up to 2% in Medicare payments to providers which began in April 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional congressional action is taken. These or other similar reductions in government healthcare spending could result in reduced demand for our products or additional pricing pressure.

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

Employees and Human Capital

As of December 31, 2020, we had 85 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Backlog

We have no material backlog of orders.

Financial Information about Segments

We manage our operations as two reportable segments for the purposes of assessing performance and making operating decisions. See “Note 16 – Segment Information” in the notes to the financial statements included elsewhere in this Annual Report on Form 10-K.

Geographic Information

During 2020 and 2019, substantially all of our long-lived assets were located within the United States. Approximately 5% of our revenue for 2020 and 9% of our 2019 revenue came from international markets. Please see Note 2 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

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

•	We anticipate requiring additional capital to finance our operations, which may not be available to us on acceptable terms or at all.
•

We are required to devote significant resources to complying with the terms and conditions of our Settlement Agreement and Corporate Integrity Agreement and, if we fail to comply, we could be subject to penalties or, under certain circumstances, excluded from government healthcare programs, which would materially adversely affect our business.

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

•	We may not be able to protect our intellectual property and proprietary rights throughout the world.
•	Changes in patent law in the U.S. or abroad could diminish the value of patents in general, thereby impairing our ability to protect our products.
•	Issued patents covering our products could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.

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
•

If we fail to comply with the continued listing standards of the NYSE American, our common stock could be delisted. If it is delisted, the market value and the liquidity of our common stock would be impacted.

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

Historically, we have financed our operations through private and public placement of equity securities. Our ability to obtain financing is subject to multiple risks, many of which are beyond our control. We have and will continue to reduce our recurring operation costs, and we intend to raise additional capital in order to fund our operations and grow our business and have an effective shelf registration statement and “at the market” offering. However, no assurance can be provided that we will be able to do so on commercially reasonable terms, or at all. To the extent that we are unable to do so, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

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

The current COVID-19 pandemic and the DABRA catheter performance limitations may impact our ability to complete our atherectomy study in a timely manner. For example, enrollment in our atherectomy clinical trial may be further delayed or slowed by continuing increases in COVID-19 cases, as patients elect, or are asked, to postpone voluntary treatments and physicians’ offices are either closed or only performing procedures on patients with a more advanced disease state that may not meet the enrollment criteria for our atherectomy clinical trial. In addition, inconsistencies or limitations in our DABRA catheter performance, including a current two-month shelf life and a history of non-calibrations, may deter some clinical sites from participating in our atherectomy study. Other limitations in our DABRA catheter performance, such as the potential for kinking during certain clinical scenarios or the lack of a guidewire-compatible version of our DABRA catheter, may limit the number of cases in which the DABRA catheter will be used during the trial. We have recently experienced delays in our efforts to develop these design enhancements to the DABRA catheter as a result of delays in obtaining materials from a key supplier. Accordingly, we cannot predict whether or when we will be able to successfully complete our atherectomy indication trial. Any inability to complete our atherectomy indication trial could have an adverse impact on our ability to successfully manufacture, market and sell DABRA, which in turn could adversely impact our business, financial condition and results of operations.

We anticipate requiring additional capital to finance our operations, which may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development and commercialization efforts. As of December 31, 2020, we had cash and cash equivalents of $23.9 million and an accumulated deficit of $153.2 million. For the years ended December 31, 2020 and 2019, we used $28.3 million and $33.2 million in cash for operating activities, respectively. We have experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit and expect to continue to incur net losses into the foreseeable future. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

In the near term, we expect our recurring operational costs to decrease as a result of our cost savings initiatives. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to five clinical specialists as of December 31, 2020, and have suspended sales of DABRA catheters not related to our atherectomy clinical trial. In addition, we have paused shipments of catheters to commercial sites while we conduct further studies on the stability of our shelf life. We submitted additional test data in March 2021, which will need to be cleared by the FDA prior to resuming commercial shipments of catheters. Further such actions may be required on an ongoing basis to optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Additionally, we anticipate additional legal and other costs related to our completed Audit Committee investigation, including the pending securities class action and derivative lawsuits, a pending SEC investigation and a pending DOJ criminal investigation as well as compliance with, and payments under, the terms of our Settlement Agreement and Corporate Integrity Agreement associated with our settlement of a DOJ civil investigation. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development and these lawsuits and ongoing government investigations, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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
•

the costs associated with manufacturing, selling, and marketing DABRA and Pharos for their cleared or approved indications or any other indications for use for which we receive regulatory clearance or approval, including the cost and timing of expanding our manufacturing capabilities, as well as establishing our sales and marketing capabilities;

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

We are required to devote significant resources to complying with the terms and conditions of our Corporate Integrity Agreement and, if we fail to comply, we could be subject to penalties or, under certain circumstances, excluded from government healthcare programs, which would materially adversely affect our business.

On December 28, 2020, we entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement requires that we maintain our existing compliance programs, as well as expanding compliance-related requirements during the term of the Corporate Integrity Agreement. The Corporate Integrity Agreement requires us to establish specific procedures and requirements regarding consulting activities, marketing activities and other interactions with healthcare professionals and healthcare institutions and the sale and marketing of our products; ongoing monitoring, reporting, certification and training obligations; and the engagement of an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs. Developing and maintaining these processes, policies and procedures necessary to comply with the Corporate Integrity Agreement will require a significant portion of management’s attention and the application of significant resources. In addition, while we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants or our contractors are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws, all potentially applicable foreign regulations and/or laws and/or all requirements of the Corporate Integrity Agreement. If we breach the Corporate Integrity Agreement, we could become liable for payment of certain stipulated penalties or could be excluded from participation in federal health care programs. The costs associated with compliance with the Corporate Integrity Agreement, or any liability or consequences associated with its breach, could have an adverse effect on our business.

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

The research, development, marketing and sale of our current products and any potential new and improved products or future product indications for which we receive regulatory clearance or approval depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our business, financial condition, and results of operations. At the same time, companies in the medical device industry are under continued scrutiny by the OIG and the DOJ, for improper relationships with physicians. For example, on December 28, 2020, we entered into a Settlement Agreement and a related Corporate Integrity Agreement related to a resolution of a DOJ civil investigation concerning, among other things, whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. Our failure to comply with the Corporate Integrity Agreement or requirements governing the industry’s relationships with physicians, including the reporting of certain payments to physicians under the National Physician Payment Transparency Program (Open Payments) or the reputational harm or negative publicity resulting from the settlement or pending government investigations could impact physicians’ willingness to conduct business with us, which would have a material adverse effect on our business, financial condition, and results of operations.

We have experienced inconsistencies in our DABRA catheter performance. This and any other development or manufacturing problems or delays could limit the potential growth of our revenue or increase our losses.

Beginning in the fourth quarter of 2018, we started experiencing inconsistencies in our DABRA catheter performance. We believed at the time that these inconsistencies were related to controlling the temperature of the oven used in the manufacturing process, which we had previously referred to as production limitations. These inconsistencies led to an increase in the number of catheters that failed to calibrate at customer sites, despite calibrating successfully during our quality assurance steps. During that same period, our sales team noted higher rates of non-calibration of catheters at customer physician offices. The higher than anticipated rates of non-calibration resulted in customer dissatisfaction with the product, resulting in what we believe to be fewer purchases by our customers and therefore lower revenue during the fourth quarter of 2018 and into 2019, however, the decrease in purchases and the impact of such decrease on our revenues is not determinable. In response, we upgraded our temperature control regulator and made certain changes in our production flow and validated the changes that we believed corrected the production limitations. After manufacturing several well-performing lots with this upgraded process, the percentage of catheters that failed to calibrate at customer sites began to increase after decreasing during April and May 2019. After collecting field data and performing internal testing, we observed that while catheters can perform satisfactorily up to one year, catheters that were more than two months from sterilization had a significantly higher rate of non-calibration than catheters that were within two months from sterilization. As a result, in September 2019, we initiated a voluntary recall of our catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters. At the FDA’s request, we engaged in additional shelf life testing as part of a special 510(k) and suspended commercial sales of catheters in order to remedy the shelf life issues. The FDA subsequently decided not to clear the special 510(k) and requested to see additional test data to confirm the stability of the shelf life before permitting us to resume commercial shipments. We submitted this additional test data in March 2021.

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

We incurred net losses of $36.0 million and $57.0 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $153.2 million. We expect to continue to incur significant manufacturing, product development, regulatory and other expenses as we continue to remedy the inconsistencies in our DABRA catheter performance, to obtain regulatory clearances or approvals for our products in additional jurisdictions and for additional indications, to develop new products or add new features to our existing products, and to defend, cooperate and resolve pending lawsuits and government investigations, as applicable. In addition, our general and administrative expenses have increased following our initial public offering and we expect these costs to continue due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for an extended period of time. Our failure to achieve or maintain profitability would have a material adverse effect on our business, financial condition, and results of operations and could negatively impact the value of our common stock.

Matters relating to or arising from our completed Audit Committee investigation, including active and ongoing government investigations and proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.

As previously disclosed in our public filings, the Audit Committee completed its internal investigation. In connection with the Audit Committee investigation, we voluntarily contacted the Enforcement Division of the SEC in August 2019 to advise them of the investigation and on November 13, 2019, the SEC notified us that it was conducting an investigation. On March 11, 2020, the SEC served us with document subpoenas. We have been, and intend to continue, cooperating with the SEC’s investigation. In November 2019, we learned that the DOJ opened a criminal investigation relating to us. We have been, and intend to continue, cooperating in the DOJ’s investigation.

As disclosed above, on December 28, 2020, we entered into a Settlement Agreement with the DOJ to resolve a civil False Claims Act investigation and a related civil action, and in connection with the Settlement Agreement, reached tentative agreements that, if executed by participating states, resolve previously disclosed related civil investigations conducted by certain state attorneys general. Under the Settlement Agreement, and the tentative agreements with the participating states, we are required to make an initial payment of $2.5 million, of which we paid $2.4 million in December 2020 and will pay the remaining $0.1 million when the agreements with the participating states are finalized. In addition, if our revenue exceeds $10 million in any of the next four fiscal years, we also are required to pay an additional amount in settlement for the corresponding year: $500,000 for 2021, $750,000 for 2022, $1 million for 2023, and $1.25 million for 2024. If we are acquired or are otherwise involved in a change-in-control transaction prior to December 31, 2024, we also are required to pay an additional settlement amount of $5 million, plus 4% of the value of the transaction if the value of the transaction is in excess of $100 million, with the total change-in-control payment not to exceed $28 million. Under the Settlement Agreement, we also paid the former employee’s reasonable expenses, costs and attorneys’ fees, which amounted to $0.2 million. We also have additional obligations under a related Corporate Integrity Agreement, which has a five-year term and imposes monitoring, reporting, certification, documentation, oversight, screening, and training obligations on us, including the hiring of a compliance officer and independent review organization.

If one or more government agencies, including those conducting the pending investigations identified above, commences legal action and we are found to have violated state or federal laws or regulations, we may be subject to civil or criminal damages, penalties, fines, disgorgement, injunctions, cease and desist orders, other equitable remedies, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which would have a material adverse effect on our business, financial condition, and results of operations for years. Regardless of whether actions are commenced, if we were to settle with one or more government agencies or state governments, including those conducting the ongoing investigations identified above, such settlements could include an agreement to pay civil or criminal damages, deferred prosecution agreements, or other equitable remedies, exclusion form governmental health care programs, and the curtailment or restructuring of our operations, any of which would have a material adverse effect on our business, financial condition and results of operations for years after any settlement is reached. In light of the ongoing nature of the investigations, whether actions will be commenced, whether these investigations can be settled before or after actions are commenced, and the terms on which these investigations can be resolved is not certain.

We have incurred, and may continue to incur, significant expenses related to legal, accounting, and other professional services in connection with the completed Audit Committee investigation and related legal matters, including the securities class action, shareholder derivative lawsuit, and government investigations, as well as costs related to compliance under, and payments made pursuant to, the Settlement Agreement and Corporate Integrity Agreement. These expenses and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition, and results of operations.

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

In June 2019, we became the subject of a lawsuit alleging securities law violations based on alleged misstatements or omissions in the Registration Statement for our IPO and in subsequent public statements. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to this lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this lawsuit, see Note 15, "Commitments and Contingencies," in the notes to the financial statements included elsewhere in this Annual Report on Form 10-K.

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

We market and sell DABRA for use as a tool in the treatment of vascular blockages resulting from lower extremity vascular disease and Pharos for use in the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. Although physicians, in the practice of medicine, may prescribe or use marketed products for uncleared or unapproved indications, manufacturers may promote their products only for the cleared or approved indications and in accordance with the provisions of the cleared or approved label. However, one of our strategies in the future is to pursue additional vascular indications for DABRA and additional dermatological indications for Pharos. Submitting the required applications for additional indications may require substantial additional funding beyond our cash and cash equivalents as of December 31, 2020. We cannot assure you that we will be able to successfully obtain clearance or approval for any of these additional product indications through the application process or that a premarket FDA submission may not be necessary.

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

Our promotional materials and training methods must comply with FDA regulations and other applicable laws, including restraints and prohibitions on the promotion of off-label, or uncleared use, of our products. Physicians may use our products for off-label use without regard to these prohibitions, as FDA regulations do not restrict or regulate a physician’s choice of treatment within the practice of medicine. Although our policy is to follow published FDA guidance in order to avoid promoting our products improperly, the FDA or other regulatory agencies or third parties could disagree and conclude that we have engaged in off-label promotion. For example, our DABRA Laser System has been cleared by the FDA for crossing chronic total occlusions in patients with symptomatic infrainguinal lower extremity vascular disease and has an intended use for ablating a channel in occlusive peripheral vascular disease. We have not received FDA clearance or approval to market DABRA for an atherectomy indication, and we may not promote DABRA for an atherectomy indication. As previously disclosed, the DOJ served us with a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning, among other things, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs. Without admitting any liability or wrongdoing, on December 28, 2020 we entered into a Settlement Agreement and related Corporate Integrity Agreement that resolved this civil investigation. Our pivotal clinical study of the DABRA Laser System completed in 2017 would not be sufficient to expand our FDA-cleared indication for use to an atherectomy indication for use, which the FDA currently defines to include a prespecified improvement in luminal patency, or prespecified increase in the openness of the artery at a pre-defined time point, such as six months following a DABRA procedure, using a consistent assessment tool.

We cannot predict the extent to which our competitors may be successful in dissuading physicians from using the DABRA system out of concerns regarding reimbursement. Furthermore, we may incur additional liability from claims initiated under the Lanham Act or other federal and state unfair competition laws with respect to how our products have been marketed and promoted.

In addition, we operate in an industry characterized by extensive litigation. However, the scope of potential liability with respect to any such claims, enforcement actions, or lawsuits is uncertain, and we cannot assure you that we will not receive claims from competitors or other third parties or be subject to enforcement actions in the future from regulatory agencies. For example, the FDA, FTC, the Office of the Inspector General of the Department of Health and Human Services, or HHS, the DOJ and various state Attorneys General actively enforce laws and regulations that prohibit the promotion of off-label uses. As disclosed above, on December 28, 2020, we entered into a Settlement Agreement and the related Corporate Integrity Agreement to resolve a DOJ civil investigation into, among other things, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and in connection with the Settlement Agreement, we also have reached tentative agreements that, if executed by participating states, resolve previously disclosed related investigations conducted by certain state attorneys general. The Settlement Agreement does not include a release for any conduct other than the Covered Conduct or any criminal liability related to the Covered Conduct. We have been, and intend to continue, cooperating with the DOJ’s ongoing criminal investigation.

The False Claims Act, prohibits, among other things, making a fraudulent claim for payment of federal funds, causing such a fraudulent claim to be made, or making a false statement to get a false claim paid. The government may assert that a claim resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim under the False Claims Act. Many companies have faced government investigations or lawsuits by whistleblowers who bring a qui tam action under the False Claims Act on behalf of themselves and the government for a variety of alleged improper marketing activities, including providing free product to customers expecting that the customers would bill federal programs for the product, providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products, and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued False Claims Act cases against medical device companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Medical device and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs. If we are found to have improperly promoted off-label uses, we may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages, exclusion from federal funded healthcare programs and potential liability under the federal False Claims Act and any applicable state false claims act. Due to the Settlement Agreement and the Corporate Integrity Agreement, and ongoing SEC civil and DOJ criminal investigations, we have incurred, and will continue to incur, substantial legal costs, including settlement costs, costs of compliance with such agreements, and payments made pursuant to such agreements, and business disruption, including from ongoing and future compliance with such agreements. In the future, if we are found to have violated the False Claims Act, it may result in significant financial penalties, on a per claim or statement basis, treble damages and exclusion from participation in federal health care programs. In addition, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials, which could negatively impact our marketing and decrease demand for our products. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers, competitors, or other persons claiming to be harmed by such conduct.

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

Regardless of whether actions are commenced, if we were to settle with one or more government agencies, including those conducting the ongoing and unresolved investigations identified above, such settlements could include an agreement to pay civil or criminal damages, injunctions, cease and desist orders, deferred prosecution agreements, or other equitable remedies, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which would have a material adverse effect on our business, financial condition and results of operations for years after any settlement is reached. In light of the ongoing nature of the investigations, whether actions will be commenced, whether these investigations can be settled before or after actions are commenced, and the terms on which these investigations can be resolved is not certain.

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

As disclosed above, we believe as many as 13 states are participating in the DOJ’s False Claims Act investigation. In November 2019, we learned that the DOJ opened a criminal investigation relating to us. We have been, and intend to continue, cooperating with the DOJ in its ongoing investigations described above. On December 28, 2020, we entered into a Settlement Agreement and a related Corporate Integrity Agreement that resolved a DOJ civil investigation and related lawsuit that concerned, among other things whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. As also disclosed above, the DOJ is conducting a criminal investigation and the SEC a civil investigation. We have been, and intend to continue, cooperating with these pending investigations.

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

Responding to any enforcement action or related investigation, such as the currently ongoing DOJ and SEC investigations, may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Any violation of the FCPA, other applicable anti-bribery, anti-corruption laws, healthcare laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, financial condition, and results of operations for years after these investigations are resolved.

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

We have partnered with distributors for DABRA and Pharos in select geographies outside of the U.S. For the year ended December 31, 2020, approximately 5% of our sales were outside of the U.S. We are not currently distributing DABRA outside the U.S., and will likely not be able to do so until we extend the shelf life of the DABRA catheter. We may not be able to collect all of the funds owed to us by our foreign distributors. Some foreign distributors may experience financial difficulties, including bankruptcy, which may hinder our collection of accounts receivable. Where we extend credit terms to distributors, we periodically review the collectability and creditworthiness when determining the payment terms for such distributors. If our uncollectible accounts exceed our expectations, this could adversely impact our operating results. In addition, failure by our foreign distributors to comply with the Foreign Corrupt Practices Act or similar laws, insurance requirements, or other contract terms could have a negative impact on our business. Failure to manage the risks related to our foreign distributors would have a material adverse effect on our business, financial condition, and results of operations.

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

The U.S. has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade. During the year ended December 31, 2020, approximately 5% of our revenue came from international markets.

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

We were required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report filed on Form 10-K for the year ended December 31, 2019. As an “emerging growth company,” we will avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” unless at that time we are still a “smaller reporting company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

At December 31, 2020, we had 85 full-time employees. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions of our sales and marketing teams. We reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to five clinical specialists as of December 31, 2020.

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

As previously disclosed, the Audit Committee found, among other things, that we, out of a concern for the DABRA catheters’ performance, engaged in efforts to replace product held by customers, which constituted product recalls, but were not documented as such. As disclosed above, we have entered to a Settlement Agreement, and the tentative agreements with the participating states, resolving a DOJ civil investigation concerning certain Covered Conduct, and the OIG has agreed, conditioned upon our full payment of amounts owed in the Settlement Agreement, and in consideration of our obligations under a Corporate Integrity Agreement, to release our permissive exclusion rights and refrain from instituting any administrative action seeking to exclude us from participating in Medicare, Medicaid, or other federal health care programs as a result of the Covered Conduct. The Corporate Integrity Agreement has a five-year term and imposes monitoring, reporting, certification, documentation, oversight, screening, and training obligations on us, including the hiring of a compliance officer and independent review organization.

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

The medical device industry is now experiencing greater scrutiny and regulation by federal, state and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices, and product quality management. For example, as discussed above, on December 28, 2020, we entered into a Settlement Agreement with the DOJ to resolve a civil False Claims Act investigation and related civil action, and in connection with the Settlement Agreement, we also have reached tentative agreements that, if executed by participating states, resolve previously disclosed related investigations conducted by certain state attorneys general. Under the Settlement Agreement, and the tentative agreements with the participating states, we are required to make an initial payment of $2.5 million, of which we paid $2.4 million in December 2020 and will pay the remaining $0.1 million when the agreements with the participating states are finalized. We also may be required to make additional payments in the future upon the achievement of revenue targets or consummating a change-in-control transaction. We also entered into a 5-year Corporate Integrity Agreement with the OIG. The Settlement Agreement does not include a release for any conduct other than the Covered Conduct or any criminal liability related to the Covered Conduct. The Settlement Agreement does not release any claims under investigation by the U.S. Securities and Exchange Commission. The DOJ criminal investigation and SEC investigation are ongoing, and we are cooperating with those investigations. These investigations may result in the civil and criminal proceedings; the imposition of substantial fines and penalties; the receipt of warning letters, untitled letters, demands for recalls or the seizure of our products; fines and penalties for violation of our Corporate Integrity Agreement, stipulated judgments or other administrative remedies, and result in our incurring substantial unanticipated costs and the diversion of key personnel and management’s attention from their regular duties, any of which may have an adverse effect on our financial condition, results of operations and liquidity, and may result in greater and continuing governmental scrutiny of our business in the future.

Additionally, federal, state and foreign governments and entities have enacted laws and issued regulations and other standards requiring increased visibility and transparency of our interactions with healthcare providers. For example, the U.S. Physician Payment Sunshine Act, now known as Open Payments, requires us to report to the Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value to all U.S. physicians and U.S. teaching hospitals, with the reported information made publicly available on a searchable website. As previously disclosed, the Audit Committee found that we lacked documentation of sufficient detail and specificity regarding certain payments to physicians, ostensibly for training and consulting services, and as to three physicians did not accurately reflect the purpose and nature of approximately $300,000 of payments, which that could be perceived as an improper attempt to obtain business or to gain special advantage, and we subsequently entered into the Settlement Agreement with the DOJ relating to claims under the civil False Claims Act investigation concerning, among other things, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute. Effective January 2022, we will also be required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives. Failure to comply with these legal and regulatory requirements could impact our business, and we have had and will continue to spend substantial time and financial resources to develop and implement enhanced structures, policies, systems and processes to comply with these legal and regulatory requirements, which may also impact our business and which could have a material adverse effect on our business, financial condition, and results of operations for years after any resolution of these investigations and any resulting claims are resolved.

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

In addition, violations of the Federal Food, Drug, and Cosmetic Act, or FDCA, relating to the promotion of approved products may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws. As disclosed previously, we settled a DOJ civil False Claims Act investigation concerning, among other things, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs.

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

Also, we have been engaged in additional shelf life testing at the FDA’s request as part of a special 510(k). Due to recent variations noted in the shelf life of the catheter during our testing procedures, we have paused commercial sales of DABRA catheters not being used for the atherectomy clinical trial. We submitted additional test data in March 2021, which will need to be cleared by the FDA prior to resuming commercial shipments of catheters.

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

For example, in the U.S., in March 2010, the PPACA was passed. The PPACA was intended to make significant changes to the way healthcare is financed by both federal and state governments and private insurers, with direct impacts to the medical device industry. Among other provisions, the PPACA imposed, with limited exceptions, a deductible excise tax of 2.3% on sales of medical devices by entities, including us, that manufacture or import certain medical devices offered for sale in the U.S., including many of our products. The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law in December 2015, included a two-year moratorium on the medical device excise tax. A second two-year moratorium on the medical device excise tax was signed into law in January 2018 as part of the Extension of Continuing Appropriations Act, 2018 (Pub. L. 115-120), extending the moratorium through December 31, 2019. On December 20, 2019, President Trump signed into law a permanent repeal of the medical device tax under the PPACA, but there is no guarantee that Congress or the President will not reverse course in the future. If such an excise tax on sales of certain of our products in the United States is enacted, it could have a material adverse effect on our business, financial condition, and results of operations.

In addition, the PPACA and the Medicare Access and CHIP Reauthorization Act of 2015 substantially changed the way healthcare is delivered and financed by both governmental and private insurers. These changes included the creation of demonstration programs and other value-based purchasing initiatives that provide financial incentives for physicians and hospitals to reduce costs, including incentives for furnishing low cost therapies for chronic wounds even if those therapies are less effective than our products. Under the Trump Administration, there were ongoing efforts to modify or repeal all or part of PPACA or take executive action that affects its implementation. Tax reform legislation was passed that includes provisions that impact healthcare insurance coverage and payment such as the elimination of the tax penalty for individuals who do not maintain health insurance coverage (the so-called “individual mandate”). Such actions or similar actions could have a negative effect on the utilization of our products. We are uncertain as to the extent such efforts will continue under the Biden administration and to what extent there will be additional reform proposals at federal and state levels. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit upheld a lower court’s determination in Texas v. Azar, 4:18-cv-00167, that the individual mandate was unconstitutional and remanded the case to the lower court for further analysis as to whether PPACA as a whole is unconstitutional because the individual mandate is not severable from other provisions of the law. In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit United States Court of Appeals decision that held that the individual mandate is unconstitutional. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the PPACA and our business. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results. We cannot predict the ultimate results of the Texas case or whether additional legislative reform proposals will be adopted, when they will be adopted, or what impact they may have on us, but any such proposals could have a negative impact on our business and provide incentives for hospitals and physicians to not use our products.

Other healthcare reform legislative changes have also been proposed and adopted in the U.S. since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Demand for our products or new approved indications for our existing products may fluctuate over time if federal or state legislative or administrative policy changes affect coverage or reimbursement levels for our products or the services related to our products. In the U.S., there have been and we expect there will continue to be legislative and regulatory proposals to change the healthcare system, such as the potential repeal of the PPACA, some of which could significantly affect our business. It is uncertain what impact the current U.S. presidential administration will have on healthcare spending. If enacted and implemented, any measures to restrict healthcare spending could result in decreased revenue from the sale of our products and decreased potential returns from our research and development initiatives. Other legislative or administrative reforms to the U.S. or international reimbursement systems in a manner that significantly reduces reimbursement for procedures performed using our products or denies coverage for those procedures could have a material adverse effect on our business, financial condition, and results of operations.

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

We have adopted a code of ethics and business conduct, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. For example, the Audit Committee investigation identified certain behavior inconsistent with the Company’s Code of Ethics and Conduct and related policies. In addition, as discussed above, we entered into to a Settlement Agreement with the DOJ to resolve a civil investigation and related civil action, and in connection with the Settlement Agreement, entered into a 5-year Corporate Integrity Agreement with the OIG. We have, and will continue to incur, costs related to compliance under, and payments made pursuant to, the Settlement Agreement and Corporate Integrity Agreement. These expenses and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition, and results of operations. In the future. In addition, as disclosed above, there is an ongoing DOJ criminal investigation and an SEC investigation. If such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in government investigations, civil and criminal proceedings, the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, additional integrity reporting and oversight obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. In the future, whether or not we are successful in defending against such further actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our Audit Committee identified certain conduct that may implicate healthcare laws and FDA regulatory requirements, including a failure to timely make at least two MDRs to the FDA, replacement of product held by customers, which constituted product recalls, but were not documented as such, a lack of sufficient documentation to support certain payments to physicians, and as to three physicians did not accurately reflect the purpose and nature of the payments, instructions to salespeople to characterize DABRA as performing atherectomy and encouragement to doctors to seek reimbursement using atherectomy codes, and direction of potentially valuable benefits and opportunities to doctors that were informed in part by sales prospects. As disclosed above, we entered into a Settlement Agreement with the DOJ to resolve a civil investigation and related civil complaint concerning Covered Conduct. Also as disclosed above, the DOJ is conducting a criminal investigation and the SEC a civil investigation. We are cooperating with both investigations.

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

The medical devices industry is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, there may be significant intellectual property related litigation and proceedings relating to our, and other third party, intellectual property, and proprietary rights in the future.

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

Prior to our listing on the NYSE in September 2018, there was no public market for shares of our common stock. Although our common stock is listed on the NYSE American, the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active trading market for our shares may not be sustained in the future. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

As of December 31, 2020, we had net operating loss carryforwards, or NOLs, of approximately $14.3 million for federal income tax purposes, and $13.4 million for state income tax purposes. The federal net operating loss can be carried forward indefinitely and the state net operating losses begin expiring in 2032. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We have completed an IRC Section 382 analysis regarding the limitation of net operating losses through December 31, 2020 and determined that an ownership change occurred in May 2020. The effect of the ownership change is reflected in the NOL balances as of December 31, 2020. The Company calculated the limitation on net operating losses and other tax attributes and reduced the value of the deferred tax assets resulting in a tax expense impact of $20.8M. The tax expense was offset by tax benefit recorded on the reduction in valuation allowance recorded for the deferred tax assets for the year ended December 31, 2020. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Ownership changes that materially limit our use of our historical NOLs could harm our future operating results by effectively increasing our future tax obligations. In addition, as a result of the Tax Cuts and Jobs Act of 2017, as modified by the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely and deductibility of federal NOLs generally may be limited in future years.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, President Trump signed tax legislation into law, commonly referred to as the Tax Cuts and Jobs Act of 2017, that contains many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Cuts and Jobs Act of 2017 or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax legislation. The impact of this tax legislation on holders of our common stock is also uncertain and could be adverse. We urge our stockholders and investors to consult with their own legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

As a public company, we have incurred and will continue to incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the NYSE American to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the completion of our initial public offering. We intend to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than anticipated or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2020, we had outstanding 3,188,679 shares of our common stock.

In connection with our May 2020 and August 2020 equity offerings, we issued warrants to investors and our placement agent, and an aggregate of 2,345,033 warrants are outstanding as of December 31, 2020. In addition, pursuant to our 2018 Equity Incentive Plan, or 2018 Plan, equity incentive awards representing up to an aggregate of 110,329 shares of our common stock were available for issuance to our employees, directors and consultants as of December 31, 2020. The 2018 Plan includes an annual increase in the number of shares available for future grant each year pursuant to the “evergreen” provision of our 2018 Plan. Additionally, pursuant to our 2018 Employee Stock Purchase Plan, or ESPP a total of 19,463 shares were available for sale under our ESPP as of December 31, 2020. The ESPP also includes an annual increase in the number of shares available for sale under our ESPP each year pursuant to the “evergreen” provision of our ESPP. In addition to the increase in shares available to grant in 2020 due to the “evergreen” provisions contained in the 2018 Plan and the ESPP, in the first quarter of 2020 we adopted the 2020 Inducement Equity Incentive Plan (or, the 2020 Plan) for the purpose of attracting, retaining and incentivizing employees in furtherance of our success. On adoption, 32,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards and 9,000 shares were available for issuance as of December 31, 2020. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

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

If we fail to comply with the continued listing standards of the NYSE American, our common stock could be delisted. If it is delisted, the market value and the liquidity of our common stock would be impacted.

We recently transferred the listing of our common stock from the NYSE to the NYSE American. The continued listing of our common stock on NYSE American is contingent on our continued compliance with a number of listing standards. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer: (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. There is no assurance that we will remain in compliance with these standards.

Delisting from NYSE American would adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting also could limit our strategic alternatives and attractiveness to potential counterparties and have other negative results, including the potential loss of employee confidence, decreased analyst coverage of our securities, the loss of institutional investors or interest in business development opportunities. Moreover, we committed in connection with the sale of securities to use commercially reasonable efforts to maintain the listing of our common stock during such time that certain warrants are outstanding.

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

On December 28, 2020, we entered into a Settlement Agreement with the United States of America, acting through the DOJ and on behalf of the OIG, to resolve the pending DOJ investigation and a related civil action concerning our marketing of the DABRA laser system and DABRA-related remuneration to certain physicians. In connection with the Settlement Agreement, we also have reached tentative agreements that, if executed by participating states, resolve previously disclosed related investigations conducted by certain state attorneys general.

The Settlement Agreement recites that a complaint filed by a former employee on behalf of the federal government in the United States District Court for the Eastern District of Michigan, and subsequently amended to assert claims on behalf of certain states, alleged, among other things, that we violated the False Claims Act, 31 U.S.C. § 3729, and certain state false claims acts by paying kickbacks to certain physicians in order to induce them to use the DABRA laser system, promoting off-label use of the DABRA laser system, failing to report adverse events to the United States Food and Drug Administration, marketing a device that does not work as advertised, and failing to adhere to Current Good Manufacturing Practices. The complaint, which was settled in connection with the Settlement Agreement, also alleged that we unlawfully retaliated against the former employee. Separate from the former employee’s allegations in the civil action, the United States and the participating states contend that from May 1, 2017 through October 31, 2019, we (a) paid illegal remuneration to certain physicians to induce them to use the DABRA laser system in violation of the federal anti-kickback statute and (b) marketed the DABRA laser system for off-label use in atherectomy procedures despite product performance issues causing calibration and overheating problems, which posed a risk to physicians and patients (the “Covered Conduct”). We deny the allegations in the civil action and those asserted by the United States and the participating states, and the settlement does not constitute an admission of liability or wrongdoing by us.

Under the Settlement Agreement, and the tentative agreements with the participating states, we are required to make an initial payment of $2.5 million, of which we paid $2.4 million in December 2020 and will pay the remaining $0.1 million when the agreements with the participating states are finalized. Pursuant to the terms of the Settlement Agreement, (a) if our revenue exceeds $10 million in any of the next four fiscal years (2021-2024), we also are required to pay an additional amount in settlement for the corresponding year: $500,000 for 2021, $750,000 for 2022, $1 million for 2023, and $1.25 million for 2024; (b) if we are acquired or are otherwise involved in a change in control transaction in the years 2020 through 2024, we are required to pay an additional settlement amount of $5 million, plus 4% of the value attributed to us in the transaction, so long as the attributed value is in excess of $100 million, with the total change in control payment never to exceed $28 million; and (c) if our obligations under the Settlement Agreement are avoided by bankruptcy, the United States may rescind the releases and bring an action against us in which we agree is not subject to an automatic stay, is not subject to any statute of limitations, estoppel or laches defense, and is a valid claim in the amount of $56 million, minus any prior change in control payments. Under the Settlement Agreement, we also paid the former employee’s reasonable expenses, costs and attorneys’ fees, which amount to $0.2 million.

The OIG has agreed, conditioned upon our full payment of amounts owed in the Settlement Agreement, and in consideration of our obligations under a Corporate Integrity Agreement, to release our permissive exclusion rights and refrain from instituting any administrative action seeking to exclude us from participating in Medicare, Medicaid, or other federal health care programs as a result of the Covered Conduct. The Corporate Integrity Agreement has a five-year term and imposes monitoring, reporting, certification, documentation, oversight, screening, and training obligations on us, including the hiring of a compliance officer and independent review organization.

Pursuant to the terms of the Settlement Agreement, the United States and the former employee have dismissed the complaint against us with prejudice, and have released us from any civil or administrative monetary liability arising under the Covered Conduct. The Settlement Agreement does not include a release for any conduct other than the Covered Conduct or any criminal liability related to the Covered Conduct. The Settlement Agreement does not release any claims under investigation by the SEC.

As also previously announced, we voluntarily contacted the SEC’s Enforcement Division regarding the Audit Committee’s investigation. On November 13, 2019, the SEC notified us that it is conducting an investigation. We have been, and intend to continue, cooperating with the SEC in its ongoing investigation. We are unable to predict the ultimate outcome, and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

On February 12, 2020, Dean Irwin, our former Chief Executive Officer, filed a Demand for Arbitration, alleging that we attempted to coerce him into signing a non-standard separation agreement and release of claims, contrary to the terms of his Severance Agreement. Mr. Irwin claims that he was willing to sign our standard separation agreement and release of claims. Based on this allegation, Mr. Irwin is claiming nonpayment of wages, penalties for nonpayment of wages, failure to provide wage statements, breach of contract, and breach of implied covenant of good faith and fair dealing. On December 21, 2020, the arbitrator granted summary judgment in favor of the Company on four of the five issues raised by Mr. Irwin in the arbitration. The Company and Mr. Irwin executed a settlement agreement, effective as of January 19, 2021, whereby the Company paid Mr. Irwin $265,000 in exchange for a mutual release of claims and dismissal of the arbitration.

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

Market Information and Holders

Our common stock is traded on the NYSE American under the symbol “RMED.”

On March 10, 2021, the last reported sales price of our common stock was $5.95 and, according to our transfer agent, as of March 10, 2021, there were 68 record holders of our common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On September 26, 2018, our Registration Statement on Form S-1 (File No. 333-226191) relating to our initial public offering was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 179,400 shares of our common stock, including 23,400 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price of $425.00 per share. The aggregate offering price for shares sold in the offering was approximately $76.2 million. Piper Jaffray & Co. and Cantor Fitzgerald & Co. acted as lead joint book-running managers for the offering. SunTrust Robinson Humphrey, Inc. acted as lead manager and Nomura Securities International, Inc. and Maxim Group LLC acted as co-managers for the offering. On October 1, 2018, we closed the sale of such shares, resulting in aggregate cash proceeds to us of approximately $67.3 million, net of $5.3 million of underwriting discounts and commissions and $3.6 million of offering expenses paid or payable by us. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

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

As discussed elsewhere in this Annual Report on Form 10-K, we are currently focusing on supplying catheters to those sites involved in our atherectomy clinical study while we prioritize remedying the inconsistencies in our DABRA catheter performance. Accordingly, we intend to use the remainder of the net proceeds for these and other general corporate purposes, including atherectomy indication clinical trial.

Recent Repurchases of Equity Securities

None.

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

Our vascular business strategy is focused on multiple engineering efforts to improve our catheter offering as well as conducting a clinical study to obtain an atherectomy “indication for use” in the United States. Key catheter engineering efforts currently underway include projects to:

•

Extend our catheter’s shelf life. During 2020, we identified the factors limiting our shelf life, including the introduction of unwanted elements in the catheter’s fluid core and the degradation of the coating on the inner diameter, and are currently implementing multiple remediations to address these issues. Our initial internal accelerated aging test data supports shelf life for our catheter of at least six months;

•

Increase the robustness of our catheter via a braided overjacket, or a similar design, to make the catheter more kink-resistant when navigating tortuous anatomy. We expect to complete the engineering work for this catheter in the second half of 2021 and subsequently submit to the FDA for clearance; and

•

Develop a version of the DABRA catheter that is compatible with a standard guidewire. We completed several guidewire-compatible catheter prototypes in the fourth quarter of 2020 and then conducted in vitro evaluations with several physicians. We expect to finalize the design for this catheter at the end of 2021 and subsequently submit to the FDA for clearance.

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

We enrolled the first subject in February 2020. Throughout much of 2020, the COVID-19 pandemic substantially impacted our ability to activate new sites and enroll additional subjects. Many sites or potential sites have been or are currently operating at a reduced capacity, and some have been closed from time to time. In addition, potential study subjects may voluntarily opt to postpone their procedures due to COVID-19 concerns. As of December 31, 2020, we have enrolled 20 subjects and five sites have been cleared to enroll subjects. Due to the unpredictable impact the COVID-19 pandemic has had and will continue to have on enrollment in this study, we currently cannot estimate when enrollment will be completed.

We are continuing to supply catheters to those sites involved in our atherectomy clinical study. We have paused shipments of catheters to commercial sites while we conduct further studies on the stability of our shelf life.

We submitted additional test data in March 2021, which will need to be cleared by the FDA prior to resuming commercial shipments of catheters. We do not anticipate rebuilding our vascular sales team until most of our engineering projects are complete and we have a more definitive timeline for obtaining an atherectomy indication.

Our Pharos laser is a medical device that we have marketed since October 2004 as a tool for the treatment of proliferative skin conditions including psoriasis, vitiligo, atopic dermatitis, and leukoderma. The COVID-19 pandemic is negatively impacting the dermatology business as many customers delay the acquisition or purchase of capital equipment such as our PHAROS laser. Because this business does not have a disposables component and we augment our capital equipment sales with recurring revenue derived from service and/or rental or lease agreements, we are experiencing less of an impact than business models that rely solely on capital equipment and/or disposables sales. We continue to evaluate our overall strategy for the dermatology business and believe there could be an opportunity to grow revenues and increase its cash contribution in the future. Changes to our dermatology business strategy, as well as the timing of those potential changes, will be influenced by the continued impact of the COVID-19 pandemic.

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

Reverse Stock Split

On November 16, 2020, we filed a certificate of amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of our Common Stock at a ratio of one-for-twenty-five, or the Reverse Stock Split. The Reverse Stock Split became effective as of 4:01 p.m. Eastern time on November 16, 2020, and our Common Stock began trading on the New York Stock Exchange on a post-split basis on November 17, 2020. Unless otherwise noted, all share and per share numbers contained in this annual report are reflected on a post-split basis for all periods presented.

NYSE American

On December 17, 2020, we received approval to list our Common Stock on the NYSE American and provided written notice to the New York Stock Exchange, or the NYSE, of our intention to list our Common Stock on NYSE American and to simultaneously delist such securities from the NYSE. Our final day trading on the NYSE was on December 21, 2020 and we commenced trading on NYSE American on December 22, 2020 under our current stock symbol “RMED.”

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table shows our results of operations (in thousands):

	Years Ended December 31,
	2020	2019	Change $
Statements of operations data:
Net revenue
Product sales	$1,407	$3,859	$(2,452)
Service and other	2,998	3,340	(342)
Total net revenue	4,405	7,199	(2,794)
Cost of revenue
Product sales	2,890	5,856	(2,966)
Service and other	2,592	2,994	(402)
Total cost of revenue	5,482	8,850	(3,368)
Gross (loss) profit	(1,077)	(1,651)	574
Operating expenses:
Selling, general and administrative	25,974	51,549	(25,575)
Research and development	9,008	4,530	4,478
Total operating expenses	34,982	56,079	(21,097)
Operating loss	(36,059)	(57,730)	21,671
Other income, net	21	788	(767)
Loss before income taxes	(36,038)	(56,942)	20,904
Income tax expense	7	15	(8)
Net loss	$(36,045)	$(56,957)	$20,912

Comparison of years ended December 31, 2020, and 2019—By reportable segments

We organize our business into two operating segments based on the product specialties: the vascular segment and the dermatology segment. In deciding how to allocate resources and assess performance, we regularly evaluate the net revenue and gross profit (loss) of these segments. Amounts included within selling, general and administrative expense and research and development expense are general to us and not specific to a particular segment; therefore, these amounts are not evaluated by us on a segmented basis. Additional information on our reportable segments is contained in Note 16 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.

Net revenue

The following table shows our net revenue from our two segments (in thousands):

	Years Ended December 31,
	2020	2019	Change $
Vascular	$259	$1,275	$(1,016)
Dermatology	4,146	5,924	(1,778)
Total net revenue	$4,405	$7,199	$(2,794)

Vascular

Net revenue was $0.3 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. The decrease of approximately $1.0 million was due to decreased catheter unit sales.

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

Dermatology

Net revenue was $4.1 million and $5.9 million for the years ended December 31, 2020 and 2019, respectively. The decrease of approximately $1.8 million was due primarily to a decrease of $1.5 million in direct unit product sales and $0.3 million in service revenue due to less activity as a result of COVID-19.

Cost of revenue

The following table shows our cost of revenue from our two segments (in thousands):

	Years Ended December 31,
	2020	2019	Change $
Vascular	$1,970	$4,036	$(2,066)
Dermatology	3,512	4,814	(1,302)
Total cost of revenue	$5,482	$8,850	$(3,368)

Vascular

Cost of revenue was $2.0 million and $4.0 million for the years ended December 31, 2020 and 2019. The $2.0 million decrease was due to (i) decreased unit sales, (ii) decrease in warranty costs of replacement units, (iii) decrease in stock-based compensation expense, partially offset by increased expenses related to quality enhancement initiatives.

Dermatology

Cost of revenue was $3.5 million and $4.8 million for the years ended December 31, 2020 and 2019, respectively. The decrease of $1.3 million was due to a decrease in direct unit product sales and decreased service costs due to less activity from COVID-19, decreased stock-based compensation expense, partially offset by increased expenses related to quality enhancement initiatives.

Gross (loss) profit

The following table shows our gross (loss) profit from our two segments (in thousands):

	Years Ended December 31,
	2020	2019	Change $
Vascular	$(1,711)	$(2,761)	$1,050
Dermatology	634	1,110	(476)
Total gross (loss) profit	$(1,077)	$(1,651)	$574

Vascular

Gross loss was $1.7 million and $2.8 million for the year ended December 31, 2020 and 2019. The $1.1 million decrease in gross loss was primarily due to a decrease in warranty costs of replacement units and decreased stock-based compensation expense, partially offset by increased labor costs due to quality enhancement initiatives and increased overhead due to operating under capacity.

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

Dermatology

Gross profit was $0.6 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively. The decrease of $0.5 million was primarily due to increased labor costs due to quality enhancement initiatives and increased overhead due to operating under capacity.

We expect the gross profit to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity.

Comparison of years ended December 31, 2020, and 2019—General

Selling, general and administrative expenses.    SG&A expenses were $26.0 million and $51.5 million for the years ended December 31, 2020 and 2019, respectively. The $25.5 million decrease was to primarily related to decreases of (i) $17.1 million in stock-based compensation expense, (ii) $4.9 million in salary, benefits, recruiting expenses and other personnel-related costs primarily due to reductions in our sales force, (iii) $3.9 million in travel and trade shows, sales related costs, and marketing, (iv) $0.4 million in legal expense, which represents accruals for loss contingencies, primarily due a $2.7 million settlement for the DOJ False Claims Act investigation, and other litigation matters, offset by decreases in legal services and (v) $0.2 million in other expenses, partially offset by increased insurance expense of $1.0 million.

Research and development expenses.    R&D expenses were $9.0 million and $4.5 million for the years ended December 31, 2020 and 2019, respectively. The $4.5 million increase was primarily due to increases of $3.1 million in personnel and consulting expenses, $2.1 million in supplies and $0.4 million in other costs, including clinical study expenses, partially offset by decreases of $1.1 million primarily related to stock-based compensation expense. These increases are due to engineering efforts on our next-generation catheters, including increased shelf life and improved deliverability, and also progress on the atherectomy clinical study.

Other income (expense), net.    Other income (expense), net was net other income of $21,000 and $0.8 million for the years ended December 31, 2020 and 2019, respectively. The decrease of $0.8 million is primarily due to a decrease of interest income due to a decrease in cash and cash equivalents during the comparable periods and a decrease in interest expense primarily related to the significant financing component for multi-year warranty service contracts.

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

The following is a reconciliation of Net loss to Adjusted EBITDA:

	Year Ended December 31,
	2020	2019
	(in thousands)
Statements of Operations Data:
Net loss	$(36,045)	$(56,957)
Depreciation and amortization	2,365	1,750
Interest income	(129)	(1,038)
Interest expense	108	250
Income tax expense	7	15
EBITDA	(33,694)	(55,980)
Stock-based compensation	4,082	23,543
Adjusted EBITDA	$(29,612)	$(32,437)

Adjusted EBITDA was negative $29.6 million compared to negative $32.4 million for the years ended December 31, 2020 and 2019, respectively. The change in Adjusted EBITDA reflects decreased selling, general and administrative expenses, including salary, benefits and travel, due to reduced personnel, offset by increased research and development expenses and increased costs and loss estimates related to the ongoing litigation.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $23.9 million and an accumulated deficit of $153.2 million. Our primary sources of capital have been from the sale of our products and services, the net proceeds of $67.3 million from our initial public offering, the net proceeds of $19.1 million from our 2020 public offerings and, to a lesser extent, private placements of common stock and equipment financing arrangements.

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

Management expects operating losses and negative cash flows to continue for the foreseeable future with our reduced commercial footprint, and as we continue to incur costs related to our atherectomy clinical trial, engineering efforts to improve the shelf-life of our catheters, and develop next generation products and legal costs associated with ongoing litigation. We also expect the COVID-19 pandemic to have a continued negative impact on its revenue and the timing of enrollment in its atherectomy clinical trial as well as the Company’s ability to secure additional financing in a timely manner or on favorable terms, if at all. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to five clinical specialists as of December 31, 2020. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations. Such measures may impair our ability to invest in developing, marketing and selling new and existing products.

We are incurring additional costs as a result of operating as a public company, including increases in legal, accounting, insurance and other expenses. Additionally, we expect legal and related expenses to remain high in the near term in connection with the legal proceedings discussed in Note 15, "Commitments and Contingencies," in the notes to the financial statements.

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

Although we bolstered our liquidity resources in 2020, have an effective shelf registration statement and an “at the market” offering to allow us to raise additional capital when the opportunities permit, and may receive additional funds from the exercise of its warrants depending on market conditions, management concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of the financial statements. Our plans to address this uncertainty include raising additional funding, if necessary, through public or private equity or debt financings. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders.

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

Cash Flows

	Years Ended December 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(28,304)	$(33,173)
Investing activities	15,933	(16,032)
Financing activities	21,693	(526)
Net change in cash and cash equivalents	$9,322	$(49,731)

Net cash used in operating activities

During the year ended December 31, 2020, net cash used in operating activities was $28.3 million, consisting primarily of a net loss of $36.0 million and a decrease in net operating assets of $1.0 million, partially offset by non-cash charges of $6.7 million consisting of primarily stock-based compensation expense and depreciation and amortization.

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

Net cash provided by (used in) investing activities

During the year ended December 31, 2020, net cash provided by investing activities was $15.9 million, consisting of $16.0 million from proceeds of maturities of investments offset by $0.1 million in purchases of equipment.

During the year ended December 31, 2019, net cash used in investing activities was $16.0 million, consisting of $36.5 million to purchase short-term investments and $0.3 million to purchase manufacturing equipment and vehicles for our sales force to transport our laser equipment, partially offset by $21.0 million from proceeds of sales of investments.

Net cash provided by (used in) financing activities

During the year ended December 31, 2020, net cash provided by financing activities was $21.7 million due to consisting of $19.9 million proceeds, net of placement agent fees, received from our 2020 public offerings, $2.0 million proceeds under the PPP Promissory Note, and $0.8 million proceeds from the exercise of warrants, proceeds from issuance of common stock related to the employee stock purchase plan of $42,000, offset by payments of offering costs of $0.8 million and $0.3 million of payments on our financed equipment.

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

Contractual Obligations

Our principal obligations consist of the operating leases for our facilities. The following table sets out, as of December 31, 2020, our contractual obligations due by period (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations(1)	$3,323	$528	$877	$931	$987
Promissory note(2)	2,000	421	1,579	—	—
Equipment Financing(3)	265	265	—	—	—
Total	$5,588	$1,214	$2,456	$931	$987

(1)	Consists of obligations under multi-year, non-cancelable building leases for our facilities in Carlsbad, California.
(2)	Consists of the Paycheck Protection Program Promissory Note, which we intend to apply for forgiveness under the provisions of the Coronavirus Aid, Relief, and Economic Security Act.
(3)	Consists primarily of obligations under the equipment financing for automobiles.

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

Stock-based compensation

We evaluate whether an award should be classified and accounted for as a liability award or equity award for all stock-based compensation awards granted. There were no liability awards outstanding at December 31, 2020 or 2019.

Stock-based compensation expense for equity instruments issued to employees and directors is measured based on estimating the fair value of each stock option on the date of grant using the Black Scholes option pricing model. The fair value of each share of underlying common stock is based on the closing price of our common stock as reported on the date of grant. Expected volatility is based on the historical volatilities of certain “guideline” companies.

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

Interest Rate Sensitivity

We had cash, cash equivalents of $23.9 million as of December 31, 2020, which came from sales of our products and services, the net proceeds from our initial public offering, the net proceeds of $19.1 million from our 2020 public offerings and, to a lesser extent, private placements of common stock and equipment financing arrangements. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is in the United States. As of December 31, 2020, the effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Deloitte & Touche LLP, is not required to and has not issued an attestation report as of December 31, 2020 due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act.

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

On January 31, 2021, Susanne Meline was appointed to the Board as a Class II director with a term expiring at the Company’s 2023 annual meeting of stockholders, or until her successor has been duly elected and qualified. The appointment of Ms. Meline to the Board was reported under Item 5.02 of the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2021. At the time of her election, the Board had not decided upon which of the Board’s committees Ms. Meline would serve. On March 12, 2021 the Board appointed Ms. Meline to serve on the Compensation Committee, effective immediately. In connection with this appointment, Ms. Meline will receive additional compensation of $7,000 per year, payable quarterly in arrears.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2020.

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

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2020.

PART IV — FINANCIAL INFORMATION

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

(1) Financial Statements.

(2) Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(3) Exhibits.

List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibit Index

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.1	11/17/2020

4.1	Specimen common stock certificate of the Registrant.	S-1	333-226191	4.1	7/16/2018

4.2*	Description of Capital Stock

10.1	Lease Agreement by and between the Registrant and Lloyd Wells Gift Trust dated November 24, 1987, for the premises located at 2070 Las Palmas Drive, Carlsbad, California 92011 dated as of August 17, 2017.	S-1	333-226191	10.1	7/16/2018

10.2+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-226191	10.2	8/24/2018

10.3+	Ra Medical Systems, Inc. 2018 Stock Compensation Plan and Forms of Award Agreement thereunder.	S-1	333-226191	10.3	7/16/2018

10.4+	Ra Medical Systems, Inc. 2018 Equity Incentive Plan and Forms of Award Agreement thereunder, as amended.	8-K	001-38677	99.1	10/13/2020

10.5+	Ra Medical Systems, Inc. 2018 Employee Stock Purchase Plan.	S-1	333-226191	10.5	9/17/2018

10.6+	Ra Medical Systems, Inc. Executive Incentive Compensation Plan.	S-1	333-226191	10.6	8/24/2018

10.7+	Ra Medical Systems, Inc. Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for executive officers.	S-1	333-226191	10.7	7/16/2018

10.8+	Change in Control and Severance Agreement, by and between the Registrant and Andrew Jackson, dated as of July 13, 2018.	S-1	333-226191	10.11	7/16/2018

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.9+	Change in Control and Severance Agreement, by and between the Registrant and Jeffrey Kraws, dated as of July 13, 2018.	S-1	333-226191	10.10	7/16/2018

10.10+	Change in Control and Severance Agreement, by and between the Registrant and Daniel Horwood, dated as of October 24, 2018.	10-Q	001-38677	10.1	11/14/2018

10.11+	Confirmatory Employment Letter, by and between the Registrant and Andrew Jackson, dated as of July 13, 2018.	S-1	333-226191	10.15	7/16/2018

10.12+	Confirmatory Employment Letter, by and between the Registrant and Jeffrey Kraws, dated as of September 12, 2018.	S-1	333-226191	10.14	9/17/2018

10.13+	Employment Letter by and between the Registrant and Daniel Horwood, dated as of October 12, 2018.	10-Q	001-38677	10.2	11/14/2018

10.14+	Change in Control and Severance Agreement, by and between the Registrant and Jonathan Will McGuire, dated as of March 30, 2020.	8-K	333-237701	10.11	4/16/2020

10.15+	Employment letter by and between the Registrant and Jonathan Will McGuire, dated as of March 9, 2020.	S-1	333-237701	10.15	4/16/2020

10.16	Paycheck Protection Program Promissory Note and Agreement as of May 3, 2020.	8-K	001-38677	10.1	5/7/2020

10.17	Form of Securities Purchase Agreement, dated as of May 20, 2020, by and among the Registrant and the purchasers named therein.	8-K	001-38677	10.1	5/22/2020

10.18	Form of Securities Purchase Agreement, dated as of July 30, 2020, by and among the Company and the purchasers named therein.	8-K	001-38677	10.1	8/3/2020

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.19*

Settlement Agreement, among the Company, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services and the Defense Health Agency, acting on behalf of the TRICARE Program, and Robert Gruber, dated December 28, 2020.

10.20*	Corporate Integrity Agreement, between the Company and the Office of Inspector General of the Department of Health and Human Services, dated December 28, 2020.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*^	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*^	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

RA MEDICAL SYSTEMS, INC.

(Registrant)

Date:	March 16, 2021	By:	/s/ Jonathan Will McGuire
Jonathan Will McGuire
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Will McGuire, Andrew Jackson and Daniel Horwood, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Will McGuire	Director and Chief Executive Officer	March 16, 2021
Jonathan Will McGuire	(Principal Executive Officer)

/s/ Andrew Jackson	Chief Financial Officer	March 16, 2021
Andrew Jackson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin Colombatto	Chairman of the Board of Directors	March 16, 2021
Martin Colombatto

/s/ William R. Enquist, Jr.	Director	March 16, 2021
William R. Enquist, Jr.

/s/ Richard Mejia, Jr.	Director	March 16, 2021
Richard Mejia, Jr.

/s/ Susanne Meline	Director	March 16, 2021
Susanne Meline

/s/ Mark E. Saad	Director	March 16, 2021
Mark E. Saad

/s/ Joan Stafslien	Director	March 16, 2021
Joan Stafslien

INDEX TO FINANCIAL STATEMENTS

RA MEDICAL SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Ra Medical Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ra Medical Systems, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced net losses and negative cash flows from operations and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 16, 2021

We have served as the Company's auditor since 2018.

Ra Medical Systems, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$23,906	$14,584
Short-term investments	—	15,993
Accounts receivable, net	238	786
Inventories	2,218	2,777
Prepaid expenses and other current assets	1,258	1,860
Total current assets	27,620	36,000
Property and equipment, net	3,211	5,050
Operating lease right-of-use-assets	2,484	2,835
Other non-current assets	123	196
TOTAL ASSETS	$33,438	$44,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$571	$1,532
Accrued expenses	4,348	2,642
Current portion of deferred revenue	1,801	2,029
Current portion of equipment financing	265	293
Current portion of promissory note	421	—
Current portion of operating lease liabilities	356	318
Total current liabilities	7,762	6,814
Deferred revenue	686	1,232
Promissory note	1,579	—
Operating lease liabilities	2,264	2,620
Equipment financing	—	265
Total liabilities	12,291	10,931
Commitments and contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at December 31, 2020 and 2019; none issued	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at December 31, 2020 and 2019; 3,188,679 and 550,814 issued and outstanding at December 31, 2020 and 2019, respectively	7	1
Additional paid-in capital	174,342	150,280
Accumulated deficit	(153,202)	(117,157)
Accumulated other comprehensive income	—	26
Total stockholders’ equity	21,147	33,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,438	$44,081

See notes to financial statements.

Ra Medical Systems, Inc.

Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019
Net revenue
Product sales	$1,407	$3,859
Service and other	2,998	3,340
Total net revenue	4,405	7,199
Cost of revenue
Product sales	2,890	5,856
Service and other	2,592	2,994
Total cost of revenue	5,482	8,850
Gross loss	(1,077)	(1,651)
Operating expenses
Selling, general and administrative	25,974	51,549
Research and development	9,008	4,530
Total operating expenses	34,982	56,079
Operating loss	(36,059)	(57,730)
Other income (expense), net
Interest income	129	1,038
Interest expense	(108)	(250)
Total other income (expense), net	21	788
Loss before income tax expense	(36,038)	(56,942)
Income tax expense	7	15
Net loss	(36,045)	(56,957)
Basic and diluted net loss per share	$(21.22)	$(108.28)
Basic and diluted weighted average common shares outstanding	1,699	526

See notes to financial statements.

Ra Medical Systems, Inc.

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(36,045)	$(56,957)
Other comprehensive income:
Unrealized (loss) gain related to short-term investments	(26)	26
Total other comprehensive income	$(26)	$26
Comprehensive loss	$(36,071)	$(56,931)

See notes to financial statements.

Ra Medical Systems, Inc.

Statements of Stockholders’ Equity

(in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2019	508	$1	$126,925	$—	$(60,200)	$66,726
Common stock issued	43	—	(188)	—	—	(188)
Stock-based compensation	—	—	23,543	—	—	23,543
Other comprehensive income	—	—	—	26	—	26
Net loss	—	—	—	—	(56,957)	(56,957)
Balances at December 31, 2019	551	$1	$150,280	$26	$(117,157)	$33,150
Common stock issued	2,551	5	11,620	—	—	11,625
Warrants issued, net	—	—	7,492	—	—	7,492
Exercise of warrants	74	1	826	—	—	827
Common stock issued pursuant to the vesting of restricted stock units and ESPP	13	—	42	—	—	42
Stock-based compensation	—	—	4,082	—	—	4,082
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(36,045)	(36,045)
Balances at December 31, 2020	3,189	$7	$174,342	$—	$(153,202)	$21,147

See notes to financial statements.

Ra Medical Systems, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,045)	$(56,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,365	1,750
Provision for doubtful accounts	180	283
Stock-based compensation	4,082	23,543
Loss on disposal of property and equipment	99	123
Changes in operating assets and liabilities:
Accounts receivable	368	251
Inventories	352	(2,185)
Prepaid expenses and other assets	642	(338)
Accounts payable	(961)	407
Accrued expenses	1,706	(184)
Deferred revenue	(774)	417
Other liabilities	(318)	(283)
Net cash used in operating activities	(28,304)	(33,173)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	(36,461)
Proceeds from maturities of available-for-sale securities	16,000	20,697
Purchases of property and equipment	(67)	(268)
Net cash provided by (used in) investing activities	15,933	(16,032)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of placement agent fees of $2,113	19,887	—
Proceeds from issuance of common stock in connection with the exercise of warrants	827	—
Proceeds from issuance of common stock in connection with the employee stock purchase plan	42	37
Proceeds from promissory note	2,000	—
Payments of offering costs related to the issuance of common stock and warrants	(770)	—
Payments on equipment financing	(293)	(338)
Payments for restricted stock tax liability on settlement	—	(225)
Net cash provided by (used in) financing activities	21,693	(526)
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,322	(49,731)
CASH AND CASH EQUIVALENTS, beginning of year	14,584	64,315
CASH AND CASH EQUIVALENTS, end of year	$23,906	$14,584
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from inventories to property and equipment for lasers	$207	$1,505
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$28	$49
Cash payments for taxes	$—	$30

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

Initial Public Offering—On October 1, 2018, the Company closed its initial public offering ("IPO"). The Company’s registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission on September 26, 2018.

In October 2018, in connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 300,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

Reverse Stock Split —In November 2020, the board of directors approved a Reverse Stock Split ratio of 1-for-25. On the effective date of November 16, 2020, the number of the Company’s issued and outstanding shares of common stock was decreased from 73.0 million shares to 2.9 million shares. The number of authorized shares and par value per common share remained unchanged. No fractional shares were issued as a result of the reverse stock split. Stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. The financial statements have been retrospectively adjusted to reflect the 1-for-25 reverse stock split of our common stock.

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

Going Concern —The Company has experienced recurring net losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $153.2 million at December 31, 2020. In 2020, the Company used $28.3 million in cash for operating activities.

As of December 31, 2020 the Company had cash and cash equivalents of $23.9 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future with the Company’s reduced commercial footprint, and as the Company continues to incur costs related to its atherectomy clinical trial, engineering efforts to improve the shelf-life of its catheters and develop next generation products and legal costs associated with ongoing litigation. In September 2020, the Company paused commercial sales of DABRA catheters not being used for the atherectomy clinical trial while it conducts further studies on the stability of its shelf life. We submitted additional test data in March 2021, which will need to be cleared by the FDA prior to resuming commercial shipments of catheters. The Company also expects the COVID-19 pandemic to have a continued negative impact on its revenue and the timing of enrollment in its atherectomy clinical trial as well as the Company’s ability to secure additional financing in a timely manner or on favorable terms, if at all.

Although the Company bolstered its liquidity resources in 2020, has an effective shelf registration statement and an “at the market” offering to allow it to raise additional capital when the opportunities permit and may receive additional funds from the exercise of its warrants depending on market conditions, management concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements. Management’s plans to address this uncertainty include raising additional funding, if necessary, through public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues and expected credit losses. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, provision for doubtful accounts is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once the Company has determined the amounts are uncollectible. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The following table shows the allowance for doubtful accounts activity (in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$355	$214
Provision for doubtful accounts	180	283
Deductions	(264)	(142)
Balance at end of period	$271	$355

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

Impairment of long-lived assets—The Company periodically reviews its long-lived assets for impairment when certain events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. Should the sum of the undiscounted expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. The inconsistencies in the DABRA catheter performance, the voluntary product recall and the reduction in the sales force resulted in lower current and expected revenues for the vascular segment, led the Company to accelerate its annual testing for asset impairment into the third quarter of 2019. There were no impairment charges for the years ended December 31, 2020 or 2019.

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

Revenue recognition—The Company adopted ASC Topic 606 (Topic 606), Revenue from Contracts with Customers, on January 1, 2019 using the modified retrospective method to all contract agreements not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606 while, as permitted by Topic 606, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a cumulative catch up adjustment to beginning accumulated deficit to reflect the impact of adopting Topic 606. The adoption of Topic 606 did not have a material effect on our results of operations for the year ended December 31, 2019.

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

Warranty Service Revenue

The Company typically provides a 12-month warranty with the purchase of its laser systems. Customers can extend the warranty period through the purchase of extended warranty service contracts. Extended warranty service contracts are sold with contract terms ranging from 12 to 60 months and cover periods after the end of the initial 12-month warranty period. The warranty provides the customer with maintenance services in addition to the assurance that the laser product complies with agreed-upon specifications. Therefore, the warranty service is treated as a separate performance obligation from the laser system. Warranty services are a stand-ready obligation, and the Company recognizes revenue on a straight-line basis over the service contract term. Warranty service revenue is included in service and other revenue in the statements of operations. Deferred revenue, on January 1, 2020 and 2019, was $3.3 million and $2.8 million, respectively. Revenue recognized in the years ended December 31, 2020 and 2019 relating to amounts previously included in deferred revenue was $2.0 million and $1.9 million, respectively. The deferred revenue greater than one year will be recognized during the remaining service period through 2024.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions. The capitalized costs are amortized to selling, general and administrative expense over the estimated period of benefit of the asset, which is the contract term. The Company elected to use the practical expedient to expense the costs to obtain a contract when the amortization period is less than one year. The Company has contract costs of $0.2 million and $0.4 million capitalized at December 31, 2020 and December 31, 2019, respectively.

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

These lease arrangements contain one lease component (the laser) and one nonlease component (warranty service) for which the Company elected the practical expedient to not separate the nonlease component from the lease component. The Company accounts for the combined lease component as an operating lease and recognizes lease income on a straight-line basis over the lease term. Rental income from lease arrangements for the years ended December 31, 2020 and 2019 was $0.6 million and $0.7 million, respectively.

Shipping and handling costs—Shipping and handling charged to customers is included in net product sales. Shipping and handling costs are included in selling, general and administrative expenses in the accompanying statements of operations. Shipping and handling costs were $0.1 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.

Advertising expense—The Company expenses advertising costs as incurred. There was no advertising expense for the year ended December 31, 2020. Advertising expense for the year ended December 31, 2019 was $0.1 million.

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

Stock-based compensation—The Company evaluates whether an award should be classified and accounted for as a liability award or equity award for all stock-based compensation awards granted. There were no liability awards outstanding at December 31, 2020 or 2019.

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

No individual customer represented greater than 10% of total net revenue for the years ended December 31, 2020 and 2019. One individual customer represented 10% of accounts receivable for each of the years ended December 31, 2020 and 2019, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts and applies to all financial assets, including trade receivables. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020 and there was no material impact on the financial statements.

Note 3—Short-term Investments

A summary of debt securities by major security type is as follows as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities-available-for-sale:
U.S. agency securities	$1,000	$—	$—	$1,000
U.S. government securities	14,967	26	—	14,993
Total debt securities	$15,967	$26	$—	$15,993

All debt securities were due in less than one year.

The following table presents the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of December 31, 2020
Money market funds	$18,394	$18,394	$—	$—
As of December 31, 2019
Money market funds	$13,219	$13,219	$—	$—
U.S. government securities	$14,993	$14,993	$—	$—
U.S. agency securities	$1,000	$—	$1,000	$—

Note 4—Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$1,739	$2,300
Work in process	270	215
Finished goods	209	262
Inventories	$2,218	$2,777

Note 5—Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Lasers	$4,677	$4,671
Machinery and equipment	866	841
Automobiles	1,054	1,109
Computer hardware and software	353	348
Leasehold improvements	119	119
Furniture and fixtures	48	48
Construction in progress	51	23
Property and equipment, gross	7,168	7,159
Accumulated depreciation	(3,957)	(2,109)
Property and equipment, net	$3,211	$5,050

Depreciation expense was $2.0 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Compensation and related benefits	$2,602	$1,163
Accrued warranty (Note 7)	242	338
Accrued services	1,504	1,141
Accrued expenses	$4,348	$2,642

Note 7—Accrued Warranty

Activity in the product warranty accrual is included in accrued expenses above and consists of the following (in thousands):

	Year ended December 31,
	2020	2019
Balance at beginning of period	$338	$112
Increase in warranty accrual	87	889
Change in liability for pre-existing warranties	(2)	(28)
Claims satisfied	(181)	(635)
Accrued warranty	$242	$338

Warranty expense was $0.1 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively. The accrued warranty balances at December 31, 2020 and 2019 include $0.1 million and $0.2 million, respectively, relating to the voluntary recall of catheters, which was initiated in September 2019. Warranty expense is included in cost of revenue in the accompanying statements of operations.

Note 8—Paycheck Protection Program Promissory Note

In May 2020, the Company entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“PPP Promissory Note”) with a commercial bank under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP Promissory Note bears interest at 1.0% per annum. Under the terms of the PPP Promissory Note, payments would be due monthly beginning November 1, 2020 and the principal amount of the PPP Promissory Note along with any unpaid interest would be due on May 3, 2022. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “PPPFA”) extended the deferral period for all loans to 10 months after the last day of the covered period. Under the revised terms, payments are due beginning August 2021 and the principal amount along with unpaid interest is due in May 2022. The Company has requested from its lender an extension of the loan maturity from two years to five years as permitted under the PPPFA. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note, and the Company believes it has used the proceeds from the PPP Promissory Note for forgivable purposes as defined by the terms of the PPP Promissory Note. The Company intends to apply for forgiveness under the provisions of the CARES Act. Forgiveness is subject to the sole approval of the Small Business Administration. Interest expense for the year ended December 31, 2020 was $13,000.

Note 9—Leases

The Company recognized non-cash right-of-use assets and lease liabilities of $3.2 million upon adoption of ASU 2016-02 on January 1, 2019. The Company has two operating leases for office and manufacturing space which requires it to pay base rent and certain utilities. Monthly rent expense is recognized on a straight-line basis over the terms of the leases, which expire in 2027 and 2021.

At December 31, 2020 the weighted average remaining lease term was seven years. The operating leases are included in the balance sheet at the present value of the lease payments at a 7% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate.

For the years ended December 31, 2020 and 2019, operating lease expense and cash paid were each $0.5 million. Operating lease right-of-use assets amortization was $0.4 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively. Variable costs are de minimis.

The following table presents the lease liabilities within the balance sheet, related to the Company’s operating leases as of December 31, 2020 (in thousands):

Years Ending December 31,
2021	$528
2022	432
2023	445
2024	459
2025	472
Thereafter	987
Total operating lease payments	$3,323
Less: imputed interest	(703)
Total operating lease liabilities	$2,620

Note 10—Equipment Financing

During 2018, the Company entered into four loan agreements to finance 25 automobiles. The loans mature in 2021 and bear interest at a weighted average interest rate of 6.5%. These loans are secured by the automobiles. Interest expense for the years ended December 31, 2020 and 2019 was $28,000 and $48,000, respectively. The outstanding balance at December 31, 2020 was $0.3 million and included in equipment financing. The loans were repaid in March 2021.

Note 11—Loss per Share

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

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at December 31, 2020 consisted of warrants of 2,345,033, stock options of 142,171, restricted stock units of 33,548, restricted stock awards of 290,536 and Employee Stock Purchase Plan shares of 3,200.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at December 31, 2019 consisted of stock options of 125,579, restricted stock units of 10,864 and Employee Stock Purchase Plan shares of 2,473.

Note 12—Stockholders’ Equity

Common stock—In May 2020, the Company completed a public offering (the “May 2020 Offering”) of an aggregate of 888,888 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 888,888 shares of common stock, at a public offering price of $11.25 per share and accompanying warrant. Each share of common stock was sold in the offering with one warrant to purchase one share of common stock. The warrants have an exercise price of $11.25 per share, are immediately exercisable, and expire five years following the date of issuance. Placement agent warrants were issued to purchase up to an aggregate of 62,222 shares of common stock, are immediately exercisable for an exercise price of $14.0625, and expire five years following the date of issuance. The Company received approximately $8.7 million in net proceeds, after deducting placement agent’s fees and other offering expenses of $1.3 million payable by it.

The warrants and placement agent warrants were valued at an aggregate $3.5 million using the Black-Scholes option pricing model based on the following assumptions; expected volatility 59.86%, risk-free interest rate 0.34%, expected dividend yield 0.00% and an expected term of 2.5 years.

In June 2020, the Company issued 73,506 shares of common stock in connection with the exercise of warrants issued in the May 2020 Offering.

At December 31, 2020, the Company had 815,382 shares and 62,222 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the May 2020 Offering, at an exercise price of $11.25 per share and $14.0625 per share, respectively.

In August 2020, the Company completed another public offering (the “August 2020 Offering”) of an aggregate of 1,371,429 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 1,371,429 shares of common stock, at a public offering price of $8.75 per share and accompanying warrant. Each share of common stock was sold in the offering with one warrant to purchase one share of common stock. The warrants have an exercise price of $8.75 per share, are immediately exercisable, and expire five years following the date of issuance. Placement agent warrants were issued to purchase up to an aggregate of 96,000 shares of common stock, are immediately exercisable for an exercise price of $10.9375, and expire five years following the date of issuance. The Company received approximately $10.4 million in net proceeds, after deducting placement agent’s fees and other estimated offering expenses of $1.6 million payable by it.

The warrants and placement agent warrants were valued at an aggregate $4.0 million using the Black-Scholes option pricing model based on the following assumptions; expected volatility 59.72%, risk-free interest rate 0.17%, expected dividend yield 0.00% and an expected term of 2.5 years.

At December 31, 2020, the Company had 1,371,429 shares and 96,000 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the August 2020 Offering, at an exercise price of $8.75 per share and $10.9375 per share, respectively.

Preferred stock— At December 31, 2020 and 2019, the Company has no shares of preferred stock outstanding.

Note 13—Stock-Based Compensation

On June 4, 2018, the 2018 Stock Compensation Plan was established (the “Compensation Plan”) whereby 132,000 shares of the Company’s common stock were reserved for issuance. On June 4, 2018, the Company’s board of directors authorized 76,076 replacement equity awards of stock options for awards that had been granted under a previous plan, and, on June 8, 2018, 53,633 restricted stock units (collectively, the “Replacement Awards”) to eligible employees, directors, consultants and service providers. The Compensation Plan terminated in connection with the adoption of the Company’s 2018 Equity Incentive Plan, described below, and, accordingly no new awards are available for issuance under this plan. The Compensation Plan continues to govern awards granted thereunder.

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

In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). As of December 31, 2020, 110,329 shares of common stock are reserved for future issuance pursuant to the Company’s 2018 Plan. In addition, the shares reserved for issuance under the 2018 Plan include (1) those shares reserved but unissued under the Compensation Plan as of the date of stockholder approval of the 2018 Plan and (2) shares of common stock subject to or issued pursuant to awards granted under the Compensation Plan that, after the date of stockholder approval of the 2018 Plan, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by us (provided that the maximum number of shares that may be added to the 2018 Plan pursuant to (1) and (2) is 132,000 shares). The 2018 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code to the Company’s employees and any of the Company’s parent and subsidiary corporations’ employees, if applicable, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees, if applicable, and consultants. The number of shares available for issuance under the Company’s 2018 Plan also includes an annual increase on the first day of each fiscal year beginning with our 2019 fiscal year, equal to the least of 1) 65,285 shares; 2) five percent (5%) of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or 3) such other amount as our board of directors may determine.

In March 2020 the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) with the purpose of attracting, retaining and incentivizing employees in furtherance of the Company’s success. The 2020 Plan was adopted without stockholder approval pursuant to Rule 303A.08 of the New York Stock Exchange rules. In accordance with New York Stock Exchange rules, this plan is used to offer equity awards as material inducements for new employees to join the Company. On adoption, 32,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards. The 2020 Plan provides for the granting of stock options with exercise prices equal to the fair market value of our common stock on the date of grant. During the year ended December 31, 2020 there were 18,000 stock options granted with a weighted average exercise price of $25.50. There are 3,375 exercisable options in the 2020 Plan at December 31, 2020. During the year ended December 31, 2020, 5,000 restricted stock awards were granted, of which 625 vested, with a grant date fair value of $0.1 million, under the 2020 Plan.

A summary of the activity and related information of the stock options issued under the 2018 Equity Incentive Plan and the Compensation Plan is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	76,804	$714.75	9.43	$—
Granted	60,854	30.50
Forfeited	(12,079)	670.25
Outstanding at December 31, 2019	125,579	$387.50	9.43	$—
Granted	11,729	30.69
Forfeited	(13,137)	297.57
Outstanding at December 31, 2020	124,171	$363.31	6.42	$—
Exercisable at December 31, 2020	84,376	$466.78	5.89	$—
Vested and expected to vest at December 31, 2020	124,171	$363.31	6.42	$—

A summary of the activity and related information of the restricted stock units is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	59,767	$672.75
Granted	12,010	98.75
Vested and released	(48,269)	698.25
Forfeited	(12,644)	497.75
Outstanding at December 31, 2019	10,864	$128.82
Granted	32,019	10.82
Vested and released	(7,906)	114.55
Forfeited	(1,429)	101.79
Outstanding at December 31, 2020	33,548	$21.93

A summary of the activity and related information of the restricted stock awards is presented below:

	Restricted Stock Awards (in shares)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	—	$—
Granted	286,161	4.77
Forfeited	—	—
Vested	—	—
Outstanding at December 31, 2020	286,161	$4.77

Stock-based compensation expense recorded in operating expenses was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Selling, general and administrative	$3,302	$20,392
Research and development	447	1,537
Stock-based compensation in operating expenses	$3,749	$21,929

Stock-based compensation amounts of $0.3 million and $1.6 million were capitalized to property and equipment and inventory during the years ended December 31, 2020 and 2019, respectively.

Unrecognized compensation expense for stock options issued as of December 31, 2020 was $1.8 million and is expected to be recognized over a weighted-average period of 1.2 years. Unrecognized compensation expense for the restricted stock units as of December 31, 2020 was $0.6 million and is expected to be recognized over a weighted-average period of 1.9 years. Unrecognized compensation expense for the restricted stock awards as of December 31, 2020 was $1.4 million and is expected to be recognized over a weighted-average period of 2.8 years.

The fair value of the stock options issued under the 2018 Plan was estimated using the Black Scholes option pricing model and the weighted-average assumptions used in the model are noted in the following table:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.3%	1.6%
Volatility	58.96%	59.26%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	5.8	5.9

The fair value of the stock options issued under the 2020 Plan was estimated using the Black Scholes option pricing model and the weighted-average assumptions used in the model are noted in the following table:

Year Ended December 31,
2020
Risk-free interest rate	0.5%
Volatility	58.33%
Expected dividend yield	0.00%
Expected life (in years)	6.3

The Company’s 2018 Employee Stock Purchase Plan (ESPP) became effective in September 2018. A total of 19,463 shares of common stock were available for sale under our ESPP as of December 31, 2020. Under the Company’s ESPP, eligible employees are allowed to purchase the Company’s stock at a discounted price, which is 85% of the lower market price of the Company’s common stock at the beginning or at the end of the six-month purchase period. The Company issued 5,278 and 368 shares in exchange for $42,000 and $37,000 in the years ended December 31, 2020 and 2019, respectively, under the ESPP. The number of shares of common stock that will be available for sale under the ESPP also includes an annual increase on the first day of each fiscal year beginning with our 2019 fiscal year, equal to the least of (1) 11,870 shares; (2) one and one quarter percent (1.25%) of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (3) such other amount as the administrator may determine.

Note 14—Income Taxes

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the statements of operations is as follows:

	Year Ended December 31,
	2020	2019
Tax computed at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefits	5.1	1.9
Nondeductible expenses	(0.1)	(0.4)
Stock-based compensation	(2.2)	(9.5)
Deferred tax adjustments	(57.0)	—
Change in valuation allowance	33.2	(13.0)
	—	—

The federal and state income tax provision is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
Current
Federal	$—	$—
State	7	15
	7	15
Deferred
Federal	—	—
State	—	—
	—	—
Income tax expense	$7	$15

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$3,720	$16,096
Operating lease liabilities	691	766
Other accruals	101	61
Accrued compensation	448	—
Reserves	299	301
Deferred revenue	642	850
Intangible assets	32	253
Stock-based compensation	4,910	4,821
Total gross deferred tax assets	$10,843	$23,148
Deferred Tax Liabilities:
Property and equipment	(805)	(1,026)
Operating lease right-of-use assets	(655)	(739)
Other	(61)	(92)
Total gross deferred tax liabilities	$(1,521)	$(1,857)
Valuation allowance	(9,322)	(21,291)
Total deferred taxes	$—	$—

At December 31, 2020, the Company had available federal and state net operating loss carryforwards of approximately $14.3 million and $13.4 million, respectively, which may be used to offset future federal and state taxable earnings. The federal net operating loss can be carried forward indefinitely and the state net operating losses begin expiring in 2032. Use of these net operating loss carryforwards may be significantly limited under the tax rules regarding the use of losses following an ownership change under Internal Revenue Code (“IRC”) Section 382. The Company has completed an IRC Section 382 analysis regarding the limitation of net operating losses through December 31, 2020 and determined that an ownership change occurred in May 2020. The Company calculated the limitation on net operating losses and other tax attributes and reduced the value of the deferred tax assets resulting in a tax expense impact of $20.8M. The tax expense was offset by tax benefit recorded on the reduction in valuation allowance recorded for the deferred tax assets for the year ended December 31, 2020.

As of December 31, 2020, the Company does not have any unrecognized tax benefits. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. There were no interest and penalties accrued as of December 31, 2020. The Company files U.S. federal and various states income tax returns, which are subject to examination by the taxing authorities for years 2016 and later. However, the federal net operating loss carryover may be adjusted three years from the date the loss is utilized on an income tax return.

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is not currently more likely than not to be realized and, accordingly, has provided a full valuation allowance at December 31, 2020 and 2019.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R. 748) which includes a number of provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the year ended December 31, 2020. These provisions did not have a material impact on the income tax provision.

The Consolidated Appropriations Act, 2021 (CAA 2021), which was signed into law on December 27, 2020, provided that deductions are allowed for otherwise deductible expenses paid with the proceeds of a Paycheck Protection Program (PPP) loan that is forgiven and that the tax basis and other attributes of the borrower’s assets will not be reduced as a result of the loan forgiveness. Prior to the enaction of the CCA, the deductions paid with proceeds of a PPP loan that was forgiven were not allowed. These provisions did not have a material impact on the income tax provision.

Note 15—Commitments and Contingencies

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

On December 28, 2020, the Company entered into a Settlement Agreement with the United States of America, acting through the DOJ and on behalf of the OIG, to resolve the pending DOJ investigation and a related civil action concerning our marketing of the DABRA laser system and DABRA-related remuneration to certain physicians. In connection with the Settlement Agreement, the Company also has reached tentative agreements that, if executed by participating states, resolve previously disclosed related investigations conducted by certain state attorneys general.

The Settlement Agreement recites that a complaint filed by a former employee on behalf of the federal government in the United States District Court for the Eastern District of Michigan, and subsequently amended to assert claims on behalf of certain states, alleged, among other things, that the Company violated the False Claims Act, 31 U.S.C. § 3729, and certain state false claims acts by paying kickbacks to certain physicians in order to induce them to use the DABRA laser system, promoting off-label use of the DABRA laser system, failing to report adverse events to the United States Food and Drug Administration, marketing a device that does not work as advertised, and failing to adhere to Current Good Manufacturing Practices. The complaint, which was settled in connection with the Settlement Agreement, also alleged that we unlawfully retaliated against the former employee. Separate from the former employee’s allegations in the civil action, the United States and the participating states contend that from May 1, 2017 through October 31, 2019, the Company (a) paid illegal remuneration to certain physicians to induce them to use the DABRA laser system in violation of the federal anti-kickback statute and (b) marketed the DABRA laser system for off-label use in atherectomy procedures despite product performance issues causing calibration and overheating problems, which posed a risk to physicians and patients (the “Covered Conduct”). The Company denies the allegations in the civil action and those asserted by the United States and the participating states, and the settlement does not constitute an admission of liability or wrongdoing by the Company.

Under the Settlement Agreement, and the tentative agreements with the participating states, the Company is required to make an initial payment of $2.5 million, of which the Company paid $2.4 million in December 2020 and will pay the remaining $0.1 million when the agreements with the participating states are finalized. Pursuant to the terms of the Settlement Agreement, (a) if its revenue exceeds $10 million in any of the next four fiscal years (2021-2024), it also is required to pay an additional amount in settlement for the corresponding year: $500,000 for 2021, $750,000 for 2022, $1 million for 2023, and $1.25 million for 2024; (b) if it is acquired or is otherwise involved in a change in control transaction in the years 2020 through 2024, it is required to pay an additional settlement amount of $5 million, plus 4% of the value attributed to the Company in the transaction, so long as the attributed value is in excess of $100 million, with the total change in control payment never to exceed $28 million; and (c) if its obligations under the Settlement Agreement are avoided by bankruptcy, the United States may rescind the releases and bring an action against the Company in which the Company agrees is not subject to an automatic stay, is not subject to any statute of limitations, estoppel or laches defense, and is a valid claim in the amount of $56 million, minus any prior change in control payments. Under the Settlement Agreement, the Company also paid the former employee’s reasonable expenses, costs and attorneys’ fees, which amount to $0.2 million. The Company has expensed $2.7 million and has remaining accrued expenses of $0.3 million at December 31, 2020 relating to this matter.

The OIG has agreed, conditioned upon our full payment of amounts owed in the Settlement Agreement, and in consideration of the Company’s obligations under a Corporate Integrity Agreement, to release its permissive exclusion rights and refrain from instituting any administrative action seeking to exclude it from participating in

Medicare, Medicaid, or other federal health care programs as a result of the Covered Conduct. The Corporate Integrity Agreement has a five-year term and imposes monitoring, reporting, certification, documentation, oversight, screening, and training obligations on the Company, including the hiring of a compliance officer and independent review organization.

Pursuant to the terms of the Settlement Agreement, the United States and the former employee have dismissed the complaint against the Company with prejudice, and have released the Company from any civil or administrative monetary liability arising under the Covered Conduct. The Settlement Agreement does not include a release for any conduct other than the Covered Conduct or any criminal liability related to the Covered Conduct. The Settlement Agreement does not release any claims under investigation by the SEC.

As also previously announced, the Company voluntarily contacted the SEC’s Enforcement Division regarding the Audit Committee’s investigation. On November 13, 2019, the SEC notified the Company that it is conducting an investigation. The Company has been, and intends to continue, cooperating with the SEC in this ongoing investigation. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

On February 12, 2020, Dean Irwin, the Company’s former Chief Executive Officer, filed a Demand for Arbitration, alleging that the Company attempted to coerce him into signing a non-standard separation agreement and release of claims, contrary to the terms of his Severance Agreement. Mr. Irwin claims that he was willing to sign the Company’s standard separation agreement and release of claims. Based on this allegation, Mr. Irwin is claiming nonpayment of wages, penalties for nonpayment of wages, failure to provide wage statements, breach of contract, and breach of implied covenant of good faith and fair dealing. On December 21, 2020, the arbitrator granted summary judgment in favor of the Company on four of the five issues raised by Mr. Irwin in the arbitration. The Company and Mr. Irwin executed a settlement agreement, effective as of January 19, 2021, whereby the Company paid Mr. Irwin $265,000 in exchange for a mutual release of claims and dismissal of the arbitration. The Company has accrued this settlement amount at December 31, 2020.

401(k) —In January 2019, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) that the Company administers for participating employees’ contributions. All full-time employees are eligible under the 401(k) Plan. The Company will make contributions, based on a match of 100% of each employee’s contribution up to 3% and 50% of contributions between 3% and 5%, with the match-eligible contribution being limited to 4% of the employee’s eligible compensation. The Company match expense was $0.3 million for each of the years ended December 31, 2020 and 2019.

Note 16—Segment Information

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

The following tables summarize segment performance (in thousands):

	Year Ended December 31,
	2020	2019
Vascular	$259	$1,275
Dermatology	4,146	5,924
Net revenue	$4,405	$7,199
Vascular	$1,970	$4,036
Dermatology	3,512	4,814
Cost of revenue	$5,482	$8,850
Vascular	$(1,711)	$(2,761)
Dermatology	634	1,110
Gross (loss) profit	$(1,077)	$(1,651)

Generally, all assets are common assets, except for lasers, which are a subset of property and equipment. The net book value of the lasers aggregated in the vascular segment was $1.9 million and $2.6 million as of December 31, 2020 and 2019, respectively. The net book value of the lasers placed with customers aggregated in the dermatology segment was $0.7 million and $0.9 million as of December 31, 2020 and 2019, respectively.

Net revenue, classified by the major geographic areas in which our customers are located, was as follows (in thousands):

	Year Ended December 31,
	2020	2019
United States	$4,181	$6,568
All other countries	224	631
Net revenue	$4,405	$7,199