Form 10-Q
period 2021-03-31
Ra Medical Systems, Inc.
filed 2021-05-12
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RMED	NYSE American

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

As of May 10, 2021, the registrant had 3,256,314 shares of common stock, par value $0.0001 per share, outstanding.

RA MEDICAL SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ra Medical Systems, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$15,954	$23,906
Accounts receivable, net	160	238
Inventories	2,249	2,218
Prepaid expenses and other current assets	1,555	1,258
Total current assets	19,918	27,620
Property and equipment, net	2,820	3,211
Operating lease right-of-use-assets	2,393	2,484
Other non-current assets	131	123
TOTAL ASSETS	$25,262	$33,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$977	$571
Accrued expenses	2,213	4,348
Current portion of deferred revenue	1,777	1,801
Current portion of equipment financing	—	265
Current portion of promissory note	674	421
Current portion of operating lease liabilities	338	356
Total current liabilities	5,979	7,762
Deferred revenue	617	686
Promissory note	1,326	1,579
Operating lease liabilities	2,195	2,264
Total liabilities	10,117	12,291
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 authorized none issued	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 3,259,340 and 3,188,679 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	175,576	174,342
Accumulated deficit	(160,438)	(153,202)
Total stockholders’ equity	15,145	21,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,262	$33,438

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Net revenue
Product sales	$406	$586
Service and other	712	788
Total net revenue	1,118	1,374
Cost of revenue
Product sales	790	964
Service and other	583	620
Total cost of revenue	1,373	1,584
Gross loss	(255)	(210)
Operating expenses
Selling, general and administrative	4,114	6,285
Research and development	2,816	1,295
Total operating expenses	6,930	7,580
Operating loss	(7,185)	(7,790)
Other income (expense), net
Interest income	1	114
Interest expense	(52)	(25)
Total other income (expense), net	(51)	89
Loss before income tax expense	(7,236)	(7,701)
Income tax expense	—	—
Net loss	$(7,236)	$(7,701)
Basic and diluted net loss per share	$(2.48)	$(13.98)
Basic and diluted weighted average common shares outstanding	2,917	551

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Net loss	$(7,236)	$(7,701)
Other comprehensive loss:
Unrealized losses related to short-term investments	—	(22)
Total other comprehensive loss	$—	$(22)
Comprehensive loss	$(7,236)	$(7,723)

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,236)	$(7,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	455	578
Provision for doubtful accounts	—	15
Stock-based compensation	1,169	1,047
Gain on sale of property and equipment	(501)	—
Changes in operating assets and liabilities:
Accounts receivable	78	87
Inventories	(14)	(98)
Prepaid expenses and other assets	(83)	57
Accounts payable	406	(176)
Accrued expenses	(2,172)	(560)
Deferred revenue	(93)	(215)
Other liabilities	(87)	(77)
Net cash used in operating activities	(8,078)	(7,043)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities	—	11,000
Proceeds from sale of property and equipment	309	—
Purchases of property and equipment	(20)	(28)
Net cash provided by investing activities	289	10,972
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of placement agent fees of $9	291	—
Payments on equipment financing	(265)	(76)
Payments of offering costs	(189)	—
Net cash used in financing activities	(163)	(76)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,952)	3,853
CASH AND CASH EQUIVALENTS, beginning of period	23,906	14,584
CASH AND CASH EQUIVALENTS, end of period	$15,954	$18,437
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receivable from sale of property and equipment	$222	$—
Unpaid offering costs	$37	$—
Transfer from inventories to property and equipment for lasers	$17	$102
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$2	$9

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	3,189	$7	$174,342	$—	$(153,202)	$21,147
Common stock issued, net	35	—	65	—	—	65
Stock-based compensation	35	—	1,169	—	—	1,169
Net loss	—	—	—	—	(7,236)	(7,236)
Balances at March 31, 2021	3,259	$7	$175,576	$—	$(160,438)	$15,145

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	551	$1	$150,280	$26	$(117,157)	$33,150
Common stock issued	5	—	—	—	—	—
Stock-based compensation	—	—	1,047	—	—	1,047
Other comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(7,701)	(7,701)
Balances at March 31, 2020	556	$1	$151,327	$4	$(124,858)	$26,474

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1—Organization and Nature of Operations

Ra Medical Systems, Inc. (the “Company”) was formed in September 4, 2002, in the state of California and reincorporated in Delaware on July 14, 2018. The Company is a medical device company that develops and manufactures advanced excimer laser systems for use in the treatment of vascular and dermatological diseases. The Company’s product development centers around proprietary applications of its advanced excimer laser technology for use as a tool in the treatment of peripheral artery disease (“PAD”) and psoriasis, vitiligo, atopic dermatitis and leukoderma.

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

In October 2018, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 300,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock with a par value of $0.0001.

Reverse Stock Split—On November 16, 2020, the Company filed a certificate of amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock at a ratio of one-for-twenty-five (“Reverse Stock Split”). The Reverse Stock Split became effective as of 4:01 p.m. Eastern time on November 16, 2020, and the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) on a post-split basis on November 17, 2020. Unless otherwise noted, all share and per share numbers contained in in these financial statements are reflected on a post-split basis.

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

Going Concern —The Company has experienced recurring net losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $160.4 million at March 31, 2021. In 2020, the Company used $28.3 million in cash for operating activities.

As of March 31, 2021, the Company had cash and cash equivalents of $16.0 million.

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

Management estimates that based on the Company’s liquidity resources, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements.

Although the Company bolstered its liquidity resources in 2020, has an effective shelf registration statement and an “at the market” offering to allow it to raise additional capital when the opportunities permit and may receive additional funds from the exercise of its warrants depending on market conditions, management concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. Management plans to address this uncertainty by raising additional funding, if necessary, through public or private equity or debt financings as well as by engaging in regular and ongoing reviews of our business model and strategic options to help ensure that the Company is focusing its cash resources on advancing its key corporate initiatives. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

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

Note 2—Significant Accounting Policies

Interim condensed financial information—The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed balance sheets, results of operations, cash flows and statement of stockholders’ equity for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2021.

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

Revenue— The Company generates revenue from the sale of products and services. Product sales consist of the sale of Pharos laser systems, the sale of catheters for use with the DABRA laser, and the sale of consumables and replacement parts. The Company’s vascular segment has paused selling commercial product and is only selling catheters for use in the Company’s atherectomy clinical trial. The Company’s sales agreements generally do not include right-of-return provisions for any form of consideration including partial refund or credit against amounts owed to the Company. Services and other revenue primarily consist of sales of extended warranty and billable services, including repair activity and income from rental of lasers.

Catheter Revenue

When engaged in commercial sales, the Company enters into a DABRA laser commercial usage agreement or DABRA laser placement acknowledgement with each customer that is supplied a DABRA laser, collectively the “usage agreement”. The usage agreement provides for specific terms of continued use of DABRA laser, including a nominal periodic fee. The terms of a usage agreement typically allow the Company to place a DABRA laser at a customer’s specified location without a specified contract term. Under the usage agreement terms, the Company retains all ownership rights to the DABRA laser and is permitted to request the return of the equipment within 10 business days of notification. While the laser periodic fees are nominal, the laser usage agreements provide the Company the exclusive rights to supply related single-use catheters to the customer which aggregate the majority of the vascular segment revenue. There are no specified minimum purchase commitments for the catheters.

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

Laser Sales

Sales of laser systems are included in product sales in the statements of operations. The Company recognizes revenue on laser sales at the point in time that control transfers to the customer. Control of the product typically transfers upon shipment.

Warranty Service Revenue

The Company typically provides a 12-month warranty with the purchase of its laser systems. Customers can extend the warranty period through the purchase of extended warranty service contracts. Extended warranty service contracts are sold with contract terms ranging from 12 to 60 months and cover periods after the end of the initial 12-month warranty period. The warranty provides the customer with maintenance services in addition to the assurance that the laser product complies with agreed-upon specifications. Therefore, the warranty service is treated as a separate performance obligation from the laser system. Warranty services are a stand-ready obligation, and the Company recognizes revenue on a straight-line basis over the service contract term. Warranty service revenue is included in service and other revenue in the statements of operations. Deferred revenue on January 1, 2021 and 2020 was $2.5 million and $3.3 million, respectively. Revenue recognized in the three months ended March 31, 2021 and 2020, relating to amounts previously included in deferred revenue was $0.6 million and $0.7 million, respectively. The deferred revenue greater than one year will be recognized during the remaining service period through 2024.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions. The capitalized costs are amortized to selling, general and administrative expense over the estimated period of benefit of the asset, which is the contract term. The Company elected to use the practical expedient to expense the costs to obtain a contract when the amortization period is less than one year. The Company has contract costs of $0.2 million capitalized at March 31, 2021 and December 31, 2020.

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

These lease arrangements contain one lease component (the laser) and one nonlease component (warranty service) for which the Company elected the practical expedient to not separate the nonlease component from the lease component. The Company accounts for the combined lease component as an operating lease and recognizes lease income on a straight-line basis over the lease term. Rental income from lease arrangements for each of the three months ended March 31, 2021 and March 31, 2020 was $0.1 million and $0.2 million, respectively.

Note 3—Fair Value Measurements

The following table presents the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of March 31, 2021
Money market funds	$12,394	$12,394	$—	$—
As of December 31, 2020
Money market funds	$18,394	$18,394	$—	$—

Note 4—Inventories

Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$1,834	$1,739
Work in process	283	270
Finished goods	132	209
Inventories	$2,249	$2,218

Note 5—Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Lasers	$4,545	$4,677
Machinery and equipment	937	866
Automobiles	116	1,054
Computer hardware and software	353	353
Leasehold improvements	119	119
Furniture and fixtures	48	48
Construction in progress	—	51
Property and equipment, gross	6,118	7,168
Accumulated depreciation	(3,298)	(3,957)
Property and equipment, net	$2,820	$3,211

Depreciation expense was $0.4 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. In March 2021, automobiles were sold for a gain of $0.5 million. The gain is included in selling, general and administrative expenses in the accompanying condensed statements of operations.

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Compensation and related benefits	$729	$2,602
Accrued warranty (Note 7)	243	242
Accrued services	1,241	1,504
Accrued expenses	$2,213	$4,348

Note 7—Accrued Warranty

Activity in the product warranty accrual is included in accrued expenses above and consists of the following (in thousands):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Balance at beginning of period	$242	$338
Increase in warranty accrual	24	87
Change in liability for pre-existing warranties	—	(2)
Claims satisfied	(23)	(181)
Accrued warranty	$243	$242

Warranty expense was $24,000 and $32,000 for the three months ended March 31, 2021 and 2020, respectively. The accrued warranty balances at March 31, 2021 and December 31, 2020 each include $0.1 million relating to the voluntary recall of catheters, which occurred in September 2019. Warranty expense is included in cost of revenue in the accompanying condensed statements of operations.

Note 8—Paycheck Protection Program Promissory Note

In May 2020, the Company entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“PPP Promissory Note”) with a commercial bank under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP Promissory Note bears interest at 1.0% per annum. Under the terms of the PPP Promissory Note, payments would have been due monthly beginning November 1, 2020 and the principal amount of the PPP Promissory Note along with any unpaid interest would be due on May 3, 2022. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “PPPFA”) extended the deferral period for all loans to 10 months after the last day of the covered period. Under the revised terms, payments are due beginning August 2021 and the principal amount along with unpaid interest is due in May 2022. The Company has requested from its lender an extension of the loan maturity from two years to five years as permitted under the

PPPFA. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note, and the Company believes it has used the proceeds from the PPP Promissory Note for forgivable purposes as defined by the terms of the PPP Promissory Note. The Company applied for forgiveness under the provisions of the CARES Act in March 2021. Forgiveness is subject to the sole approval of the Small Business Administration. Interest expense for the three months ended March 31, 2021 was $5,000.

Note 9—Leases

The Company has two operating leases for office and manufacturing space which requires it to pay base rent and certain utilities. Monthly rent expense is recognized on a straight-line basis over the terms of the leases, which expire in 2027 and 2021.

At March 31, 2021, the weighted average remaining lease term was seven years. The operating leases are included in the balance sheet at the present value of the lease payments at a 7% discount rate, which approximates using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate.

For each of the three months ended March 31, 2021 and 2020, operating lease expense and cash paid for leases were $0.1 million. Operating lease right-of-use assets amortization was $0.1 million for each the three months ended March 31, 2021 and 2020. Variable costs are de minimis.

The following table presents the lease liabilities within the condensed balance sheet, related to the Company’s operating leases as of March 31, 2021 (in thousands):

Years Ending December 31,
2021 (remaining nine months)	$396
2022	432
2023	445
2024	459
2025	472
2026	486
Thereafter	501
Total operating lease payments	$3,191
Less: imputed interest	(658)
Total operating lease liabilities	$2,533

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

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at March 31, 2021 consisted of warrants of 2,345,033, stock options of 136,033, restricted stock units of 38,922, restricted stock awards of 325,429 and Employee Stock Purchase Plan shares of 3,200.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at March 31, 2020 consisted of stock options of 148,896, restricted stock units of 11,905, restricted stock awards of 5,000 and Employee Stock Purchase Plan shares of 2,473.

Note 11—Equity Offering

In February 2021, the Company completed an “at the market offering” of 35,768 shares of common stock, at a price of $8.3921 per share. The Company received approximately $0.3 million in net proceeds, after deducting placement agent’s fees. The Company also incurred $0.2 million in offering and other expenses payable by it in association with filing the related Registration Statement on Form S-3 with the Securities and Exchange Commission.

Note 12—Stock-Based Compensation

A summary of the activity and related information of the stock options issued under the 2018 Equity Incentive Plan and the 2018 Stock Compensation Plan is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	124,171	$363.31		$—
Granted	—
Forfeited	(6,138)	53.87
Outstanding at March 31, 2021	118,033	$379.41	6.43	$—
Exercisable at March 31, 2021	93,085	$455.45	5.88	$—
Vested and expected to vest at March 31, 2021	118,033	$379.41	6.43	$—

A summary of the activity and related information of the restricted stock units issued under the 2018 Plan is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	33,548	$21.93
Granted	5,447	7.18
Vested and released	—	—
Forfeited	(73)	144.14
Outstanding at March 31, 2021	38,922	$19.64

A summary of the activity and related information of the restricted stock awards issued under the 2018 Plan is presented below:

	Restricted Stock Awards (in shares)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	286,161	$4.77
Granted	34,893	7.11
Forfeited	—	—
Vested	—	—
Outstanding at March 31, 2021	321,054	$5.03

Stock-based compensation expense recorded in operating expenses was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Selling, general and administrative	$962	$862
Research and development	129	99
Stock-based compensation in operating expenses	$1,091	$961

Stock-based compensation amounts of $0.1 million were capitalized to inventory and property and equipment during each of the three months ended March 31, 2021 and 2020, respectively.

Unrecognized compensation expense for stock options issued as of March 31, 2021 was $0.9 million and is expected to be recognized over a weighted-average period of 1.5 years. Unrecognized compensation expense for the restricted stock units as of March 31, 2021 was $0.5 million and is expected to be recognized over a weighted-average period of 1.9 years. Unrecognized compensation expense for the restricted stock awards as of March 31, 2021 was $1.3 million and is expected to be recognized over a weighted-average period of 2.3 years.

Note 13—Commitments and Contingencies

Legal—In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

Securities Litigation

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et. al., (Civil Action no. 19CV1079 LAB NLS) was filed in the United States District Court for the Southern District of California against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in the Company’s registration statement in violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).  On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act, and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. Management intends to vigorously defend the Company against this lawsuit. At this time, the Company cannot predict how a court or jury will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s financial condition and its results of operations for the period or periods in which it is incurred. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

On December 28, 2020, the Company entered into a Settlement Agreement with the United States of America, acting through the DOJ and on behalf of the OIG, to resolve the pending DOJ investigation and a related civil action concerning our marketing of the DABRA laser system and DABRA-related remuneration to certain physicians. In connection with the Settlement Agreement, the Company also has reached agreements with the participating states that resolve previously disclosed related investigations conducted by certain state attorneys general.

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

Under the Settlement Agreement, and the agreements with the participating states, the Company is required to make an initial payment of $2.5 million, of which the Company paid $2.4 million in December 2020 and $0.1 million in April 2021. Pursuant to the terms of the Settlement Agreement, (a) if its revenue exceeds $10 million in any of the next four fiscal years (2021-2024), it also is required to pay an additional amount in settlement for the corresponding year: $500,000 for 2021, $750,000 for 2022, $1 million for 2023, and $1.25 million for 2024; (b) if it is acquired or is otherwise involved in a change in control transaction in the years 2020 through 2024, it is required to pay an additional settlement amount of $5 million, plus 4% of the value attributed to the Company in the transaction, so long as the attributed value is in excess of $100 million, with the total change in control payment never to exceed $28 million; and (c) if its obligations under the Settlement Agreement are avoided by bankruptcy, the United States may rescind the releases and bring an action against the Company in which the Company agrees is not subject to an automatic stay, is not subject to any statute of limitations, estoppel or laches defense, and is a valid claim in the amount of $56 million, minus any prior change in control payments. Under the Settlement Agreement, the Company also paid the former employee’s reasonable expenses, costs and attorneys’ fees, which amount to $0.2 million. The Company has expensed $2.7 million during the year ended December 31, 2020 and has remaining accrued expenses of $0.1 million at March 31, 2021 relating to this matter.

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

The following tables summarize segment performance (in thousands):

	Three Months Ended March 31,
	2021	2020
Vascular	$4	$113
Dermatology	1,114	1,261
Net revenue	$1,118	$1,374
Vascular	$399	$661
Dermatology	974	923
Cost of revenue	$1,373	$1,584
Vascular	$(395)	$(548)
Dermatology	140	338
Gross loss	$(255)	$(210)

Generally, all assets are common assets, except for lasers placed with customers, which are a subset of property and equipment. The net book value of the lasers in the vascular segment was $1.7 million and $1.9 million as of March 31, 2021 and December 31, 2020, respectively. The net book value of the lasers in the dermatology segment was $0.5 million and $0.7 million as of March 31, 2021 and December 31, 2020, respectively.

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three months ended March 31, 2021 and 2020. Net revenue, classified by the major geographic areas in which our customers are located, was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$1,063	$1,186
All other countries	55	188
Net revenue	$1,118	$1,374

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We enrolled the first subject in February 2020. Throughout much of 2020, the COVID-19 pandemic substantially impacted our ability to activate new sites and enroll additional subjects. Many sites or potential sites have been or are currently operating at a reduced capacity, and some have been closed from time to time. In addition, potential study subjects may voluntarily opt to postpone their procedures due to COVID-19 concerns. As of May 6, 2021, we have enrolled 50 subjects and five sites have been cleared to enroll subjects. Due to the unpredictable impact the COVID-19 pandemic has had and will continue to have on enrollment in this study, we currently cannot estimate when enrollment will be completed.

We are continuing to supply catheters to those sites involved in our atherectomy clinical study. We have paused shipments of catheters to commercial sites while we conduct further studies on the stability of our shelf life. We submitted additional test data in March 2021, which will need to be cleared by the FDA prior to resuming commercial shipments of catheters.

Our Pharos laser is a medical device that we have marketed since October 2004 as a tool for the treatment of proliferative skin conditions including psoriasis, vitiligo, atopic dermatitis, and leukoderma. The COVID-19 pandemic is negatively impacting the dermatology business as many customers delay the acquisition or purchase of capital equipment such as our PHAROS laser. Because this business does not have a disposables component and we augment our capital equipment sales with recurring revenue derived from service and/or rental or lease agreements, we are experiencing less of an impact than business models that rely solely on capital equipment and/or disposables sales. We are evaluating multiple strategic options for the dermatology business, including, but not limited to, investments in the commercial organization, additional improvements to the Pharos laser system, commercial partnerships and alliances, or a divestiture of the business.

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

Components of our Results of Operations

Net revenue

Product sales consist of the sale of Pharos lasers, the sale of catheters for use with the DABRA laser and the sale of consumables and replacement parts. The Company’s vascular segment is currently not selling commercial product and is only selling catheters for use in the Company’s atherectomy clinical trial.

Service and other revenue consists primarily of sales of extended warranties, which we recognize over the contract period and billable services, including repair activity, which is recognized when the service is provided. It also includes revenue from the rental of our lasers.

We currently use our commercial team to service the U.S. dermatology market, and we utilize distributors outside the U.S. in markets where we have received regulatory approval. We expect to continue to seek regulatory approvals for our products in additional strategic markets.

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

We calculate gross profit (loss) as revenue less cost of revenue. Our gross profit (loss) has been and will continue to be affected by a variety of factors, primarily production volumes, the cost of direct materials, discounting practices, manufacturing costs, product yields, headcount and cost-reduction strategies. Our gross loss would be reduced if our production volume increased and certain costs remain fixed or increased at a slower rate. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs.

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

We expense R&D costs as incurred. In the future, we expect R&D expenses to increase if we continue to develop new products, enhance existing products and technologies or perform activities related to obtaining additional regulatory approval. However, we expect R&D expenses as a percentage of total revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trials and studies and other related activities.

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, benefits, travel expense, sales commissions and stock-based compensation expense. Other SG&A expenses primarily include professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses, facilities-related expenses and shipping and handling costs. We expect continued legal costs associated with ongoing litigation and government investigations.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table shows our results of operations (in thousands):

	Three Months Ended March 31,
	2021	2020	Change $
Statements of operations data:
Net revenue
Product sales	$406	$586	$(180)
Service and other	712	788	(76)
Total net revenue	1,118	1,374	(256)
Cost of revenue
Product	790	964	(174)
Service and other	583	620	(37)
Total cost of revenue	1,373	1,584	(211)
Gross loss	(255)	(210)	(45)
Operating expenses:
Selling, general and administrative	4,114	6,285	(2,171)
Research and development	2,816	1,295	1,521
Total operating expenses	6,930	7,580	(650)
Operating loss	(7,185)	(7,790)	605
Other income (expense), net	(51)	89	(140)
Loss before income taxes	(7,236)	(7,701)	465
Income tax expense	—	—	—
Net loss	$(7,236)	$(7,701)	$465

Comparison of the Three Months Ended March 31, 2021 and 2020—By reportable segments

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

Net revenue

The following table shows our net revenue from our two segments (in thousands):

	Three Months Ended March 31,
	2021	2020	Change $
Vascular	$4	$113	$(109)
Dermatology	1,114	1,261	(147)
Total net revenue	$1,118	$1,374	$(256)

Vascular

Net revenue was de minimis for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020. The $0.1 million decrease was due to decreased catheter unit sales.

We do not expect our net revenue to increase in the near term as we sell catheters only to support our atherectomy clinical study while we focus on remedying the inconsistencies in our DABRA catheter performance and obtaining an atherectomy indication.

Dermatology

Net revenue was $1.1 million and $1.3 million for each of the months ended March 31, 2021 and 2020, respectively. The decrease of approximately $0.2 million was due to a nominal decrease in service and other revenue. We expect net revenue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity.

Cost of revenue

The following table shows our cost of revenue from our two segments (in thousands):

	Three Months Ended March 31,
	2021	2020	Change $
Vascular	$399	$661	$(262)
Dermatology	974	923	51
Total cost of revenue	$1,373	$1,584	$(211)

Vascular

Cost of revenue was $0.4 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. The decrease of $0.3 million was due to decreased catheter unit sales and a decrease in production materials consumed.

Dermatology

Cost of revenue was $1.0 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. The increase of approximately $0.1 million was primarily due to increased overhead due to operating under capacity.

Gross profit (loss)

The following table shows our gross profit (loss) from our two segments (in thousands):

	Three Months Ended March 31,
	2021	2020	Change $
Vascular	$(395)	$(548)	$153
Dermatology	140	338	(198)
Total gross loss	$(255)	$(210)	$(45)

Vascular

Gross loss was $0.4 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. The $0.1 million decrease in gross loss was due to a decrease in production materials consumed.

We expect our gross loss to continue to be negatively impacted as we sell catheters only to support our atherectomy clinical study while we continue efforts to remedy the inconsistencies in our DABRA catheter performance and obtain an atherectomy indication.

Dermatology

Gross profit was $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. The decrease of $0.2 million was primarily due to increased overhead due to operating under capacity.

We expect the gross profit to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity.

General

Selling, general and administrative expenses

SG&A expenses were $4.1 million and $6.3 million for the three months ended March 31, 2021 and 2020, respectively. The $2.2 million decrease was primarily related to decreases of (i) $1.0 million in legal expense due to a decrease in legal services and legal settlement accruals, (ii) $0.5 million due to gain on sale of vehicles that were purchased for the sales force to transport our laser equipment, (iii) $0.3 million in salary, benefits, recruiting expenses and other personnel-related costs primarily due to continued cost reduction efforts, (iv) $0.3 million in insurance expenses due to a reduction in premium, (v) $0.2 million in travel and trade shows, sales related costs, and marketing (vi) $0.2 million in audit expenses, and (vii) $0.1 million in other expenses, offset by $0.4 million increase in professional and consulting fees relating to compliance and other administrative functions.

Research and development expenses

R&D expenses were $2.8 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. The $1.5 million increase was due to $0.7 million in personnel and consulting expenses, $0.7 million in supplies and $0.1 million in clinical study expenses. These increases are due to engineering efforts on our next-generation catheters, including increased shelf life and improved deliverability, and also progress on the atherectomy clinical study.

Other income (expense), net

Other income (expense), net was net other expense of $51,000 and net other income of $89,000 for the three months ended March 31, 2021 and 2020, respectively. The decrease is due to a decrease of interest income due to a decrease in cash and cash equivalents and an increase in interest expense due the significant financing component expense for multi-year warranty service contracts.

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

We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of these limitations are that:

•

EBITDA excludes certain recurring, non-cash charges such as depreciation and amortization of long-lived assets, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and

•

Adjusted EBITDA further excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy and gain on sale of property and equipment.

In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

A reconciliation for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP is included below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business. We define Adjusted EBITDA as our GAAP net loss as adjusted to exclude depreciation and amortization, interest income, interest expense, income tax expense, stock-based compensation and gain on sale of property and equipment.

The following is a reconciliation of Net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
Statement of Operations Data:
Net loss	$(7,236)	$(7,701)
Depreciation and amortization	455	578
Interest income	(1)	(114)
Interest expense	52	25
Income tax expense	—	—
EBITDA	(6,730)	(7,212)
Stock-based compensation	1,169	1,047
Gain on sale of property and equipment	(501)	—
Adjusted EBITDA	$(6,062)	$(6,165)

Adjusted EBITDA was negative $6.1 million compared to negative $6.2 million for the three months ended March 31, 2021 and 2020, respectively. The change in Adjusted EBITDA primarily reflects decreased selling, general and administrative costs, including legal expense. The decreased costs were partially offset by an increase in research and development expenses.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $16.0 million and accumulated deficit of $160.4 million. Our primary sources of capital have been from the sale of our products and services, the net proceeds of $67.3 million from our initial public offering, the net proceeds of $19.1 million from our 2020 public offerings, $2.0 million received in the form of a Paycheck Protection Program loan under the CARES Act and, to a lesser extent, private placements of common stock and equipment financing arrangements.

Management expects operating losses and negative cash flows to continue for the foreseeable future with our reduced commercial footprint, and as we continue to incur costs related to our atherectomy clinical trial, engineering efforts to improve the shelf life of our catheters, and develop next generation products and legal costs associated with ongoing litigation. We also expect the COVID-19 pandemic to have a continued negative impact on our revenue and the timing of enrollment in its atherectomy clinical trial as well as our ability to secure additional financing in a timely manner or on favorable terms, if at all. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We continue to analyze opportunities for cost reductions. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations. Such measures may impair our ability to invest in developing, marketing and selling new and existing products.

As a public company, we incur and will continue to incur significant legal, accounting, insurance, and other expenses. We expect legal and related expenses to remain high in the near term in connection with the legal proceedings discussed in Note 13, "Commitments and Contingencies," in the notes to the financial statements.

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

Although we bolstered our liquidity resources in 2020, have an effective shelf registration statement and an “at the market” offering to allow us to raise additional capital when the opportunities permit, and may receive additional funds from the exercise of our warrants depending on market conditions, management concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. We plan to address this uncertainty by raising additional funding, if necessary, through public or private equity or debt financings as well as by engaging in regular and ongoing reviews of our business model and strategic options to help ensure that we are focusing our cash resources on advancing our key corporate initiatives. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders.

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

Cash Flows

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(8,078)	$(7,043)
Investing activities	289	10,972
Financing activities	(163)	(76)
Net change in cash and cash equivalents	$(7,952)	$3,853

Net cash used in operating activities

Net cash used in operating activities was $8.1 million for the three months ended March 31, 2021, consisting of a net loss of $7.2 million and an increase in net operating assets and liabilities of $2.0 million, partially offset by non-cash charges of $1.1 million consisting of primarily stock-based compensation expense, depreciation and amortization and gain on sale of property and equipment.

Net cash used in operating activities was $7.0 million for the three months ended March 31, 2020, consisting of a net loss of $7.7 million and an increase in net operating assets and liabilities of $1.0 million, partially offset by non-cash charges of $1.6 million consisting of primarily stock-based compensation expense, depreciation and amortization and allowance for doubtful accounts.

Net cash provided by investing activities

Net cash provided by investing activities was $0.3 million for the three months ended March 31, 2021, consisting primarily of $0.3 million from proceeds from sale of property and equipment. The remaining $0.2 million for the sale of property and equipment was received in April 2021.

Net cash provided by investing activities was $11.0 million for the three months ended March 31, 2020, consisting of $11.0 million from proceeds of maturities of investments.

Net cash used in financing activities

Net cash used in financing activities was $0.2 million for three months ended March 31, 2021, consisting of payments on our financed equipment of $0.3 million offset by proceeds, net of placement agent fees, received from our “at the market” offering of $0.3 million. We also incurred payments $0.2 million of offering costs for the Registration Statement on Form S-3 and the “at the market” offering filed with the Securities and Exchange Commission.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2020 consisting of payments on our financed equipment.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial position and results of operations is based on our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 17, 2021.

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

Contractual Obligations

During the three months ended March 31, 2021, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

We had cash and cash equivalents of $16.0 million as of March 31, 2021, which came from sales of our products and services, the net proceeds from our initial public offering, the net proceeds of $19.1 million from our 2020 public offerings, $2.0 million received in the form of a Paycheck Protection Program loan under the CARES Act and, to a lesser extent, private placements of common stock and equipment financing arrangements. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is in the United States. As of March 31, 2021, the effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et. al., (Civil Action no. 19CV1079 LAB NLS) was filed in the United States District Court for the Southern District of California against us, certain current and former officers and directors, and certain underwriters of our IPO. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in our registration statement in violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act, and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. Management intends to vigorously defend against this lawsuit. At this time, we cannot predict how a court or jury will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should we ultimately be found liable, the liability could have a material adverse effect on our financial condition and our results of operations for the period or periods in which it is incurred.

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

On December 28, 2020, we entered into a Settlement Agreement with the United States of America, acting through the DOJ and on behalf of the OIG, to resolve the pending DOJ investigation and a related civil action concerning our marketing of the DABRA laser system and DABRA-related remuneration to certain physicians. In connection with the Settlement Agreement, we also have reached agreements that resolve previously disclosed related investigations conducted by certain state attorneys general.

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

Under the Settlement Agreement, and the agreements with the participating states, we are required to make an initial payment of $2.5 million, of which we paid $2.4 million in December 2020 and $0.1 million in April 2021. Pursuant to the terms of the Settlement Agreement, (a) if our revenue exceeds $10 million in any of the next four fiscal years (2021-2024), we also are required to pay an additional amount in settlement for the corresponding year: $500,000 for 2021, $750,000 for 2022, $1 million for 2023, and $1.25 million for 2024; (b) if we are acquired or are otherwise involved in a change in control transaction in the years 2020 through 2024, we are required to pay an additional settlement amount of $5 million, plus 4% of the value attributed to us in the transaction, so long as the attributed value is in excess of $100 million, with the total change in control payment never to exceed $28 million; and (c) if our obligations under the Settlement Agreement are avoided by bankruptcy, the United States may rescind the releases and bring an action against us in which we agree is not subject to an automatic stay, is not subject to any statute of limitations, estoppel or laches defense, and is a valid claim in the amount of $56 million, minus any prior change in control payments. Under the Settlement Agreement, we also paid the former employee’s reasonable expenses, costs and attorneys’ fees, which amount to $0.2 million.

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

Historically, we have financed our operations through private and public placement of equity securities. Our ability to obtain financing is subject to multiple risks, many of which are beyond our control. We have and will continue seeking to reduce our recurring operation costs by engaging in regular and ongoing reviews of our business model and strategic options to help ensure that we are focusing our cash resources on advancing our key corporate initiatives. We also intend to raise additional capital in order to fund our operations and grow our business and have an effective shelf registration statement and “at the market” offering. However, no assurance can be provided that we will be able to do so on commercially reasonable terms, or at all. To the extent that we are unable to do so, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations.

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

Our future financial success will depend substantially on our ability to effectively and profitably manufacture, market and sell DABRA. The commercial success of DABRA will depend on a number of factors, including the following:

•	our ability to timely remedy the current inconsistencies in our DABRA catheter performance, including extended shelf life and reduce non-calibrations, reduced kinking, and identify future issues;
•	our ability to further enhance our DABRA catheter performance with an improved design to make the catheter more kink-resistant when navigating tortuous anatomy;
•	our ability to develop a guidewire-compatible version of our DABRA catheter designed to allow physicians to navigate the vasculature more easily;
•	our ability to develop a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures;
•	our ability to upgrade the DABRA and Pharos laser’s functionality and user interface, and maintain necessary regulatory clearances;
•	our ability to continue commercializing DABRA for its cleared indications for use with a smaller sales force;
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

Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development and commercialization efforts. As of March 31, 2021, we had cash and cash equivalents of $16.0 million and an accumulated deficit of $160.4 million. For the years ended December 31, 2020 and 2019, we used $28.3 million and $33.2 million in cash for operating activities, respectively. We have experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit and expect to continue to incur net losses into the foreseeable future. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

In the near term, we expect our recurring operational costs to decrease as a result of our cost savings initiatives. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We have suspended sales of DABRA catheters not related to our atherectomy clinical trial. In addition, we have paused shipments of catheters to commercial sites while we conduct further studies on the stability of our shelf life. We submitted additional test data in March 2021, which will need to be cleared by the FDA prior to resuming commercial shipments of catheters. Further such actions may be required on an ongoing basis to optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. Until we are able to generate sufficient revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Additionally, we anticipate additional legal and other costs related to our completed Audit Committee investigation, including the pending securities class action and derivative lawsuits, a pending SEC investigation and a pending DOJ criminal investigation as well as compliance with, and payments under, the terms of our Settlement Agreement and Corporate Integrity Agreement associated with our settlement of a DOJ civil investigation. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development and these lawsuits and ongoing government investigations, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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

If we raise additional capital, or develop and/or commercialize our products with third parties through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements, we may have to develop our products on a slower timeline or relinquish certain valuable rights to our products, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. If we are unable to obtain adequate financing on commercially reasonable terms when needed, we may have to delay, reduce the scope of or suspend our sales and marketing efforts, which would have a material adverse effect on our business, financial condition, and results of operations. We also expect the continuing economic uncertainty resulting from the COVID-19 pandemic to have a negative impact on our ability to secure additional financing in a timely manner or on favorable terms, if at all.

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

Our success will depend, in part, on the acceptance of our products as safe, useful and, with respect to physicians, cost effective and easy to use. We cannot predict how quickly, if at all, catheterization laboratories and physicians will accept our products or, if accepted, how frequently they will be used. Patients and their care providers must believe our products offer benefits over alternative treatment methods. Additional factors that will influence whether our products gain and maintain market acceptance, include:

•	whether we are able to successfully and timely remedy the inconsistencies in our DABRA catheter performance, including extending shelf life and reducing non-calibrations;
•	whether physicians, catheterization laboratory owners and operators, patients, and others in the medical community consider our products to be safe, effective, and cost-effective treatment methods;
•	our ability to improve and extend the shelf life of our DABRA catheters and obtain FDA clearance for the extended shelf life;
•	our ability to further enhance our DABRA catheter performance with an improved design to reduce kinking when navigating tortuous anatomy;
•	our ability to develop a guidewire-compatible version of our DABRA catheter designed to allow physicians to navigate the vasculature more easily;
•	our ability to upgrade the DABRA and Pharos laser’s functionality and user interface, and maintain necessary regulatory clearances;
•	whether we are able to receive FDA clearance for an atherectomy indication for use;
•	the potential and perceived advantages of our products over alternative treatment methods;
•	the convenience, amount of training required, and ease of use of DABRA and Pharos relative to alternative treatment methods;
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

Beginning in the fourth quarter of 2018, we started experiencing inconsistencies in our DABRA catheter performance. We believed at the time that these inconsistencies were related to controlling the temperature of the oven used in the manufacturing process, which we had previously referred to as production limitations. These inconsistencies led to an increase in the number of catheters that failed to calibrate at customer sites, despite calibrating successfully during our quality assurance steps. During that same period, our sales team noted higher rates of non-calibration of catheters at customer physician offices. The higher than anticipated rates of non-calibration resulted in customer dissatisfaction with the product, resulting in what we believe to be fewer purchases by our customers and therefore lower revenue during the fourth quarter of 2018 and into 2019, however, the decrease in purchases and the impact of such decrease on our revenues is not determinable. In response, we upgraded our temperature control regulator and made certain changes in our production flow and validated the changes that we believed corrected the production limitations. After manufacturing several well-performing lots with this upgraded process, the percentage of catheters that failed to calibrate at customer sites began to increase after decreasing during April and May 2019. After collecting field data and performing internal testing, we observed that while catheters can perform satisfactorily up to one year, catheters that were more than two months from sterilization had a significantly higher rate of non-calibration than catheters that were within two months from sterilization. As a result, in September 2019, we initiated a voluntary recall of our catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters. At the FDA’s request, we engaged in additional shelf life testing as part of a special 510(k) and suspended commercial sales of catheters in order to remedy the shelf life issues. The FDA subsequently decided not to clear the special 510(k) and requested to see additional test data to confirm the stability of the shelf life before permitting us to resume commercial shipments. We submitted this additional test data in March 2021, which will need to be cleared by the FDA prior to resuming commercial shipments of catheters.

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

We incurred net losses of $36.0 million and $57.0 million for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $160.4 million. We expect to continue to incur significant manufacturing, product development, regulatory and other expenses as we continue to remedy the inconsistencies in our DABRA catheter performance, to obtain regulatory clearances or approvals for our products in additional jurisdictions and for additional indications, to develop new products or add new features to our existing products, and to defend, cooperate and resolve pending lawsuits and government investigations, as applicable. In addition, our general and administrative expenses have increased following our initial public offering and we expect these costs to continue due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for an extended period of time. Our failure to achieve or maintain profitability would have a material adverse effect on our business, financial condition, and results of operations and could negatively impact the value of our common stock.

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

As disclosed above, on December 28, 2020, we entered into a Settlement Agreement with the DOJ to resolve a civil False Claims Act investigation and a related civil action, and in connection with the Settlement Agreement, reached agreements that resolve previously disclosed related civil investigations conducted by certain state attorneys general. Under the Settlement Agreement, and the agreements with the participating states, we are required to make an initial payment of $2.5 million, of which we paid $2.4 million in December 2020 and $0.1 million in April 2021. In addition, if our revenue exceeds $10 million in any of the next four fiscal years, we also are required to pay an additional amount in settlement for the corresponding year: $500,000 for 2021, $750,000 for 2022, $1 million for 2023, and $1.25 million for 2024. If we are acquired or are otherwise involved in a change-in-control transaction prior to December 31, 2024, we also are required to pay an additional settlement amount of $5 million, plus 4% of the value of the transaction if the value of the transaction is in excess of $100 million, with the total change-in-control payment not to exceed $28 million. Under the Settlement Agreement, we also paid the former employee’s reasonable expenses, costs and attorneys’ fees, which amounted to $0.2 million. We also have additional obligations under a related Corporate Integrity Agreement, which has a five-year term and imposes monitoring, reporting, certification, documentation, oversight, screening, and training obligations on us, including the hiring of a compliance officer and independent review organization.

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

Larger competitors may also have broader product lines, which enables them to offer customers bundled purchase contracts and quantity discounts. These competitors may have more experience than we have in research and development, marketing, manufacturing, preclinical testing, conducting clinical trials, obtaining FDA and non-U.S. regulatory clearances or approvals and marketing cleared or approved products. Our competitors may discover technologies and techniques, or enter into partnerships and collaborations, to develop competing products that are more effective or less costly than our products or the products we may develop. For example, our competitors with laser-based products may develop upgrades to their lasers that make them easier to use, more efficient or more functional and they may more quickly obtain necessary FDA and non-U.S. regulatory clearances and approvals for such improvements. This may render our technology or products obsolete or noncompetitive. Our competitors may also be better equipped than we are to respond to competitive pressures. If we are unable to compete successfully in our industry, it would have a material adverse effect on our business, financial condition, and results of operations.

If DABRA and Pharos are not cleared or approved for new indications, our commercial opportunity will be limited.

We market and sell DABRA for use as a tool in the treatment of vascular blockages resulting from lower extremity vascular disease and Pharos for use in the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. Although physicians, in the practice of medicine, may prescribe or use marketed products for uncleared or unapproved indications, manufacturers may promote their products only for the cleared or approved indications and in accordance with the provisions of the cleared or approved label. However, one of our strategies in the future is to pursue additional vascular indications for DABRA and additional dermatological indications for Pharos. Submitting the required applications for additional indications may require substantial additional funding beyond our cash and cash equivalents as of March 31, 2021. We cannot assure you that we will be able to successfully obtain clearance or approval for any of these additional product indications through the application process or that a premarket FDA submission may not be necessary.

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

In addition, we operate in an industry characterized by extensive litigation. However, the scope of potential liability with respect to any such claims, enforcement actions, or lawsuits is uncertain, and we cannot assure you that we will not receive claims from competitors or other third parties or be subject to enforcement actions in the future from regulatory agencies. For example, the FDA, FTC, the Office of the Inspector General of the Department of Health and Human Services, or HHS, the DOJ and various state Attorneys General actively enforce laws and regulations that prohibit the promotion of off-label uses. As disclosed above, on December 28, 2020, we entered into a Settlement Agreement and the related Corporate Integrity Agreement to resolve a DOJ civil investigation into, among other things, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and in connection with the Settlement Agreement, we also have reached agreements that resolve previously disclosed related investigations conducted by certain state attorneys general. The Settlement Agreement does not include a release for any conduct other than the Covered Conduct or any criminal liability related to the Covered Conduct. We have been, and intend to continue, cooperating with the DOJ’s ongoing criminal investigation.

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

We have partnered with distributors for DABRA and Pharos in select geographies outside of the U.S. For the three months ended March 31, 2021, approximately 5% of our sales were outside of the U.S. We are not currently distributing DABRA outside the U.S., and will likely not be able to do so until we extend the shelf life of the DABRA catheter. We may not be able to collect all of the funds owed to us by our foreign distributors. Some foreign distributors may experience financial difficulties, including bankruptcy, which may hinder our collection of accounts receivable. Where we extend credit terms to distributors, we periodically review the collectability and creditworthiness when determining the payment terms for such distributors. If our uncollectible accounts exceed our expectations, this could adversely impact our operating results. In addition, failure by our foreign distributors to comply with the Foreign Corrupt Practices Act or similar laws, insurance requirements, or other contract terms could have a negative impact on our business. Failure to manage the risks related to our foreign distributors would have a material adverse effect on our business, financial condition, and results of operations.

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

The U.S. has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade. For the three months ended March 31, 2021, approximately 5% of our revenue came from international markets.

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

At March 31, 2021, we had 86 full-time employees. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions of our sales and marketing teams.

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

As previously disclosed, the Audit Committee found, among other things, that we, out of a concern for the DABRA catheters’ performance, engaged in efforts to replace product held by customers, which constituted product recalls, but were not documented as such. As disclosed above, we have entered to a Settlement Agreement, and the agreements with the participating states, resolving a DOJ civil investigation concerning certain Covered Conduct, and the OIG has agreed, conditioned upon our full payment of amounts owed in the Settlement Agreement, and in consideration of our obligations under a Corporate Integrity Agreement, to release our permissive exclusion rights and refrain from instituting any administrative action seeking to exclude us from participating in Medicare, Medicaid, or other federal health care programs as a result of the Covered Conduct. The Corporate Integrity Agreement has a five-year term and imposes monitoring, reporting, certification, documentation, oversight, screening, and training obligations on us, including the hiring of a compliance officer and independent review organization.

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

The medical device industry is now experiencing greater scrutiny and regulation by federal, state and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices, and product quality management. For example, as discussed above, on December 28, 2020, we entered into a Settlement Agreement with the DOJ to resolve a civil False Claims Act investigation and related civil action, and in connection with the Settlement Agreement, we also have reached agreements that resolve previously disclosed related investigations conducted by certain state attorneys general. Under the Settlement Agreement, and the agreements with the participating states, we are required to make an initial payment of $2.5 million, of which we paid $2.4 million in December 2020 and $0.1 million in April 2021. We also may be required to make additional payments in the future upon the achievement of revenue targets or consummating a change-in-control transaction. We also entered into a 5-year Corporate Integrity Agreement with the OIG. The Settlement Agreement does not include a release for any conduct other than the Covered Conduct or any criminal liability related to the Covered Conduct. The Settlement Agreement does not release any claims under investigation by the U.S. Securities and Exchange Commission. The DOJ criminal investigation and SEC investigation are ongoing, and we are cooperating with those investigations. These investigations may result in the civil and criminal proceedings; the imposition of substantial fines and penalties; the receipt of warning letters, untitled letters, demands for recalls or the seizure of our products; fines and penalties for violation of our Corporate Integrity Agreement, stipulated judgments or other administrative remedies, and result in our incurring substantial unanticipated costs and the diversion of key personnel and management’s attention from their regular duties, any of which may have an adverse effect on our financial condition, results of operations and liquidity, and may result in greater and continuing governmental scrutiny of our business in the future.

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

For example, we have conducted four recent recalls related to our DABRA and Pharos products. In August 2018, we initiated a voluntary recall of our Pharos laser due to the potential for the laser to calibrate with the iris closed. This recall was classified as a Class II recall by FDA (a situation in which use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote). The four affected lasers were corrected and the recall has been terminated by the FDA. In August 2019, we initiated a voluntary recall of a limited number of Pharos lasers due to a software error that caused the device to fail at low doses. This recall was classified as a Class II recall by the FDA. The software was revised, and the affected lasers were corrected. The FDA classified this recall as complete. In September 2019, we initiated a voluntary recall of our DABRA catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters, which we believe will significantly reduce the number of catheters that fail to calibrate. We submitted a request for termination to the FDA in February 2020, and as of July 2020, 98% of the affected product has been returned to us. Finally, a voluntary recall of DABRA lasers was initiated in January 2020 to correct a software issue that could result in user or patient injury or may adversely impact laser performance. This recall was classified as a Class II recall by the FDA. The Company considers this recall complete and submitted to the FDA a final status report in July 2020 requesting termination of this field correction. In addition, in July 2020 we initiated a voluntary recall of our DABRA lasers to replace the wheels with lower profile wheels that were cleared by the FDA in the DABRA 510(k). We formally notified the FDA of this recall in accordance with applicable law and expect it will be classified by the FDA in due course. This field correction was completed in March 2021. Any government-mandated recall or additional voluntary recall by us could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. These voluntary recalls and any future recalls of our products could divert managerial and financial resources, harm our reputation and adversely affect our business.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2021, we had outstanding 3,259,340 shares of our common stock.

In connection with our May 2020 and August 2020 equity offerings, we issued warrants to investors and our placement agent, and an aggregate of 2,345,033 warrants are outstanding as of March 31, 2021. In addition, pursuant to our 2018 Equity Incentive Plan, or 2018 Plan, equity incentive awards representing up to an aggregate of 141,485 shares of our common stock were available for issuance to our employees, directors and consultants as of March 31, 2021. The 2018 Plan includes an annual increase in the number of shares available for future grant each year pursuant to the “evergreen” provision of our 2018 Plan. Additionally, pursuant to our 2018 Employee Stock Purchase Plan, or ESPP a total of 31,333 shares were available for sale under our ESPP as of March 31, 2021. The ESPP also includes an annual increase in the number of shares available for sale under our ESPP each year pursuant to the “evergreen” provision of our ESPP. In addition to the increase in shares available to grant in 2020 due to the “evergreen” provisions contained in the 2018 Plan and the ESPP, in the first quarter of 2020 we adopted the 2020 Inducement Equity Incentive Plan (or, the 2020 Plan) for the purpose of attracting, retaining and incentivizing employees in furtherance of our success. On adoption, 32,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards and 9,000 shares were available for issuance as of March 31, 2021. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

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

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 10, 2021, Mark Saad notified the Board of Directors of his decision to resign from the Board, effective immediately. The resignation of Mr. Saad was for personal reasons and were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  In connection with Mr. Saad’s departure, the Board resolved to reallocate a Class II director to Class I. Accordingly, on May 11, 2021, Joan Stafslien, previously a Class II director, was appointed as a Class I director.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2018 (File No. 001-38677)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 17, 2020 (File No. 001-38677)).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

RA MEDICAL SYSTEMS, INC.

(Registrant)

Date: May 11, 2021	By:	/s/ Andrew Jackson
Andrew Jackson
Chief Financial Officer