Form 10-Q
period 2021-06-30
Ra Medical Systems, Inc.
filed 2021-08-11
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 9, 2021, the registrant had 7,029,438 shares of common stock, par value $0.0001 per share, outstanding.

RA MEDICAL SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ra Medical Systems, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$20,220	$23,906
Accounts receivable, net	228	238
Inventories	2,323	2,218
Prepaid expenses and other current assets	1,306	1,258
Total current assets	24,077	27,620
Property and equipment, net	2,661	3,211
Operating lease right-of-use-assets	2,300	2,484
Other non-current assets	121	123
TOTAL ASSETS	$29,159	$33,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,077	$571
Accrued expenses	2,021	4,348
Current portion of deferred revenue	1,787	1,801
Current portion of equipment financing	—	265
Current portion of promissory note	—	421
Current portion of operating lease liabilities	320	356
Total current liabilities	5,205	7,762
Deferred revenue	566	686
Promissory note	—	1,579
Operating lease liabilities	2,125	2,264
Total liabilities	7,896	12,291
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 authorized; none issued	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 5,902,612 and 3,188,679 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	186,943	174,342
Accumulated deficit	(165,687)	(153,202)
Total stockholders’ equity	21,263	21,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,159	$33,438

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue
Product sales	$318	$154	$724	$740
Service and other	687	746	1,399	1,534
Total net revenue	1,005	900	2,123	2,274
Cost of revenue
Product sales	861	624	1,651	1,588
Service and other	627	543	1,210	1,163
Total cost of revenue	1,488	1,167	2,861	2,751
Gross loss	(483)	(267)	(738)	(477)
Operating expenses
Selling, general and administrative	3,741	7,896	7,855	14,181
Research and development	3,018	1,953	5,834	3,248
Total operating expenses	6,759	9,849	13,689	17,429
Operating loss	(7,242)	(10,116)	(14,427)	(17,906)
Other income (expense), net
Gain on extinguishment of debt	2,023	—	2,023	—
Interest income	1	10	2	124
Interest expense	(31)	(15)	(83)	(40)
Total other income (expense), net	1,993	(5)	1,942	84
Loss before income tax expense	(5,249)	(10,121)	(12,485)	(17,822)
Income tax expense	—	—	—	—
Net loss	$(5,249)	$(10,121)	$(12,485)	$(17,822)
Basic and diluted net loss per share	$(1.28)	$(10.71)	$(3.56)	$(23.83)
Basic and diluted weighted average common shares outstanding	4,089	945	3,506	748

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(5,249)	$(10,121)	$(12,485)	$(17,822)
Other comprehensive loss:
Unrealized losses related to short-term investments	—	(4)	—	(26)
Total other comprehensive loss	$—	$(4)	$—	$(26)
Comprehensive loss	$(5,249)	$(10,125)	$(12,485)	$(17,848)

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,485)	$(17,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt (promissory note)	(2,023)	—
Depreciation and amortization	881	1,214
Provision for doubtful accounts	—	25
Stock-based compensation	1,865	2,080
Gain on sale of property and equipment	(493)	—
Changes in operating assets and liabilities:
Accounts receivable	10	287
Inventories	(108)	33
Prepaid expenses and other assets	(46)	650
Accounts payable	368	107
Accrued expenses	(2,359)	1,295
Deferred revenue	(134)	(556)
Other liabilities	(175)	(156)
Net cash used in operating activities	(14,699)	(12,843)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities	—	16,000
Proceeds from sale of property and equipment	534	—
Purchases of property and equipment	(76)	(49)
Net cash provided by investing activities	458	15,951
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of placement agent fees of $351 and $1,008, respectively	11,022	8,992
Proceeds from issuance of common stock in connection with the exercise of warrants	—	827
Proceeds from issuance of common stock in connection with the employee stock purchase plan	26	27
Proceeds from PPP promissory note	—	2,000
Payments on equipment financing	(265)	(145)
Payments of offering costs related to the issuance of common stock and warrants	(228)	(13)
Net cash provided by financing activities	10,555	11,688
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,686)	14,796
CASH AND CASH EQUIVALENTS, beginning of period	23,906	14,584
CASH AND CASH EQUIVALENTS, end of period	$20,220	$29,380
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid offering costs	$84	$231
Transfer from inventories to property and equipment for lasers	$3	$40
Unpaid property and equipment	$109	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$2	$16
Cash payments for taxes	$2	$—

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	3,189	$7	$174,342	$—	$(153,202)	$21,147
Common stock issued, net	35	—	65	—	—	65
Stock-based compensation	35	—	1,169	—	—	1,169
Net loss	—	—	—	—	(7,236)	(7,236)
Balances at March 31, 2021	3,259	$7	$175,576	$—	$(160,438)	$15,145
Common stock issued, net	2,582	—	10,645	—	—	10,645
Common stock issued pursuant to the vesting of restricted stock units and ESPP	6	—	26	—	—	26
Stock-based compensation	56	—	696	—	—	696
Net loss	—	—	—	—	(5,249)	(5,249)
Balances at June 30, 2021	5,903	$7	$186,943	$—	$(165,687)	$21,263

	Common Stock Shares	Common Stock Amount	Additional Paid- in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	551	$1	$150,280	$26	$(117,157)	$33,150
Common stock issued	5	—	—	—	—	—
Stock-based compensation	—	—	1,047	—	—	1,047
Other comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(7,701)	(7,701)
Balances at March 31, 2020	556	$1	$151,327	$4	$(124,858)	$26,474
Common stock issued, net	889	2	5,282	—	—	5,284
Warrants issued, net	—	—	3,464	—	—	3,464
Exercise of warrants	73	1	826	—	—	827
Common stock issued pursuant to the vesting of restricted stock units and ESPP	9	—	27	—	—	27
Stock-based compensation	—	—	1,033	—	—	1,033
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(10,121)	(10,121)
Balances at June 30, 2020	1,527	$4	$161,959	$—	$(134,979)	$26,984

See notes to condensed financial statements.

Ra Medical Systems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1—Organization and Nature of Operations

Ra Medical Systems, Inc. (the “Company”) was formed on September 4, 2002, in the state of California and reincorporated in Delaware on July 14, 2018. The Company is a medical device company that develops and manufactures advanced excimer laser systems for use in the treatment of vascular and dermatological diseases. The Company’s product development centers around proprietary applications of its advanced excimer laser technology for use as a tool in the treatment of peripheral artery disease (“PAD”) and psoriasis, vitiligo, atopic dermatitis and leukoderma.

Reverse Stock Split—On November 16, 2020, the Company filed a certificate of amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock at a ratio of one-for-twenty-five (“Reverse Stock Split”). The Reverse Stock Split became effective as of 4:01 p.m. Eastern time on November 16, 2020, and the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) on a post-split basis on November 17, 2020. Unless otherwise noted, all share and per share numbers contained in these financial statements are reflected on a post-split basis.

COVID-19—The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The ultimate effects of the COVID-19 on the Company’s business, operations and financial condition are unknown at this time. In the near term, the Company expects that its revenue will continue to be adversely impacted and enrollment in its atherectomy clinical trial will continue to be delayed or slowed, as patients elect to postpone voluntary treatments and many physicians’ offices have been either closed or operating at a reduced capacity. In addition, some customers are requesting more flexible payment terms on a temporary basis. The Company’s manufacturing facility located in Carlsbad, California is currently operational. The Company has experienced delays in receiving shipments of certain parts, which has affected the timing of its key engineering efforts. To date, the delays have not materially impacted the Company’s ability to support its atherectomy indication clinical trial. However, the extent to which COVID-19 impacts its business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

Going Concern —The Company has experienced recurring net losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $165.7 million at June 30, 2021. For the year ended December 31, 2020 the Company used $28.3 million in cash for operating activities.

As of June 30, 2021, the Company had cash and cash equivalents of $20.2 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future with the Company’s reduced commercial footprint, and as the Company continues to incur costs related to its atherectomy clinical trial, engineering efforts to improve the shelf life of its catheters and develop next generation products and legal costs associated with ongoing litigation. In September 2020, the Company paused commercial sales of DABRA catheters not being used for the atherectomy clinical trial while it conducted further studies on the stability of its shelf life. The Company submitted additional test data with respect to the DABRA catheter shelf life in March 2021, which was cleared by the FDA in July 2021. Although eligible, the Company has not resumed commercial shipments and is evaluating its commercial catheter strategy.  The Company also expects the COVID-19 pandemic to have a continued negative impact on its revenue and the timing of enrollment in its atherectomy clinical trial as well as the Company’s ability to secure additional financing in a timely manner or on favorable terms, if at all.

Management believes that based on the Company’s liquidity resources, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements.

Although the Company bolstered its liquidity resources in 2020 and 2021, it has an effective shelf registration statement and an “at the market” offering to allow it to raise additional capital when the opportunities permit and may receive additional funds from the exercise of its warrants depending on market conditions, management concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. Management plans to address this uncertainty by raising additional funds, if necessary, through public or private equity or debt financings as well as by engaging in regular and ongoing reviews of our business model and strategic options to help ensure that the Company is focusing its cash resources on advancing its key corporate initiatives. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

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

Note 2—Significant Accounting Policies

Interim condensed financial information—The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed balance sheets, results of operations, cash flows and statements of stockholders’ equity for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2021.

Use of estimates—The financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and reported disclosures of contingent liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s financial statements are based upon a number of estimates, including but not limited to, allowance for doubtful accounts, evaluation of impairment of assets, reserves for warranty costs including product recalls, evaluation of probable loss contingencies, fair value of stock option awards granted and revenue recognition for multiple performance obligations.

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

Warranty Service Revenue

The Company typically provides a 12-month warranty with the purchase of its laser systems. Customers can extend the warranty period through the purchase of extended warranty service contracts. Extended warranty service contracts are sold with contract terms ranging from 12 to 60 months and cover periods after the end of the initial 12-month warranty period. The warranty provides the customer with maintenance services in addition to the assurance that the laser product complies with agreed-upon specifications. Therefore, the warranty service is treated as a separate performance obligation from the laser system. Warranty services are a stand-ready obligation, and the Company recognizes revenue on a straight-line basis over the service contract term. Warranty service revenue is included in service and other revenue in the statements of operations. Deferred revenue at January 1, 2021 and 2020 was $2.5 million and $3.3 million, respectively. Revenue recognized in each of the three months ended June 30, 2021 and 2020 relating to amounts previously included in deferred revenue was $0.5 and $0.6 million, respectively. Revenue recognized in each of the six months ended June 30, 2021 and 2020 was $1.1 million and $1.3 million, respectively. The deferred revenue greater than one year will be recognized during the remaining service period through 2024. As of June 30, 2021 and 2020, deferred revenue greater than one year was $0.5 million and $0.8 million, respectively.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions. The capitalized costs are amortized to selling, general and administrative expense over the estimated period of benefit of the asset, which is the contract term. The Company elected to use the practical expedient to expense the costs to obtain a contract when the amortization period is less than one year. The Company has contract costs of $0.2 million capitalized at June 30, 2021 and December 31, 2020.

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

These lease arrangements contain one lease component (the laser) and one nonlease component (warranty service) for which the Company elected the practical expedient to not separate the nonlease component from the lease component. The Company accounts for the combined lease component as an operating lease and recognizes lease income on a straight-line basis over the lease term. Rental income from lease arrangements was $0.1 for each of the three months ended June 30, 2021 and 2020. Rental income from lease arrangements for each of the six months ended June 30, 2021 and 2020 was $0.3 million.

Note 3—Fair Value Measurements

The following table presents the hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of June 30, 2021
Money market funds	$9,395	$9,395	$—	$—
As of December 31, 2020
Money market funds	$18,394	$18,394	$—	$—

Note 4—Inventories

Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$1,918	$1,739
Work in process	306	270
Finished goods	99	209
Inventories	$2,323	$2,218

Note 5—Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Lasers	$4,407	$4,677
Machinery and equipment	950	866
Computer hardware and software	353	353
Automobiles	100	1,054
Leasehold improvements	119	119
Furniture and fixtures	48	48
Construction in progress	152	51
Property and equipment, gross	6,129	7,168
Accumulated depreciation	(3,468)	(3,957)
Property and equipment, net	$2,661	$3,211

Depreciation expense was $0.3 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively and $0.7 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 automobiles were sold for a gain of $0.5 million. The gain is included in selling, general and administrative expenses in the accompanying condensed statements of operations.

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Compensation and related benefits	$725	$2,602
Accrued warranty (Note 7)	237	242
Accrued services	1,059	1,504
Accrued expenses	$2,021	$4,348

Note 7—Accrued Warranty

Activity in the product warranty accrual is included in accrued expenses above and consists of the following (in thousands):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Balance at beginning of period	$242	$338
Increase in warranty accrual	39	87
Change in liability for pre-existing warranties	—	(2)
Claims satisfied	(44)	(181)
Accrued warranty	$237	$242

Warranty expense was $15,000 and $8,000 for the three months ended June 30, 2021 and 2020, respectively and $39,000 and $40,000 for the six months ended June 30, 2021 and 2020, respectively. The accrued warranty balances at June 30, 2021 and December 31, 2020 each include $0.1 million relating to the voluntary recall of catheters, which occurred in September 2019. Warranty expense is included in cost of revenue in the accompanying condensed statements of operations.

Note 8—Paycheck Protection Program Promissory Note

In May 2020, the Company entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“PPP Promissory Note”) with a commercial bank under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP Promissory Note bore an interest rate of 1.0% per annum. Under the terms of the PPP Promissory Note, payments would have been due monthly beginning November 1, 2020 and the principal amount of the PPP Promissory Note along with any unpaid interest would be due on May 3, 2022. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “PPPFA”) extended the deferral period for all loans to 10 months after the last day of the covered period. Under the revised terms, payments would have been due beginning August 2021 and the principal amount along with unpaid interest would be due in May 2022. The principal and interest may be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note. The Company applied for full forgiveness under the provisions of the CARES Act in March 2021 and received approval by the Small Business Administration on June 24, 2021. Gain on extinguishment of the PPP promissory note is recorded in other income on the condensed statements of operations.  Interest expense for the three months ended June 30, 2021 and 2020 was approximately $5,000 and $3,000, respectively. Interest expense for the six months ended June 30, 2021 and 2020 was approximately $10,000 and $3,000, respectively.

Note 9—Leases

The Company has two operating leases for office and manufacturing space which requires it to pay base rent and certain utilities. Monthly rent expense is recognized on a straight-line basis over the terms of the leases, which expire in 2027 and 2021.

At June 30, 2021, the weighted average remaining lease term was 6.5 years. The operating leases are included in the balance sheets at the present value of the lease payments at a 7% discount rate, which approximates using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate.

For each of the three months ended June 30, 2021 and 2020, operating lease expense and cash paid for leases were $0.1 million. For each of the six months ended June 30, 2021 and 2020, operating lease expense and cash paid was $0.3 million. Operating lease right-of-use assets amortization was $0.1 million and $0.2 million for each the three and six months ended June 30, 2021 and 2020, respectively. Variable costs are de minimis.

The following table presents the lease liabilities within the condensed balance sheet, related to the Company’s operating leases as of June 30, 2021 (in thousands):

Years Ending December 31,
2021 (remaining six months)	$264
2022	432
2023	445
2024	459
2025	472
2026	486
Thereafter	501
Total operating lease payments	$3,059
Less: imputed interest	(614)
Total operating lease liabilities	$2,445

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

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at June 30, 2021 consisted of warrants of 2,345,033, stock options of 132,477, restricted stock units of 54,924, restricted stock awards of 355,598 and Employee Stock Purchase Plan shares of 10,557.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at June 30, 2020 consisted of warrants of 877,604, stock options of 145,765 and restricted stock units of 7,876, restricted stock awards of 5,000 and Employee Stock Purchase Plan shares of 3,771.

Note 11—Equity Offerings

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

On various dates in May and June 2021, the Company completed “at the market offerings” of 2,582,019 shares of common stock, at a weighted average price of $4.29 per share. The Company received approximately $10.7 million in net proceeds, after deducting placement agent’s fees.

Note 12—Stock-Based Compensation

A summary of the activity and related information of the stock options issued under the 2018 Plan and the Compensation Plan is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	124,171	$363.31	6.42	$—
Forfeited	(9,694)	82.61
Outstanding at June 30, 2021	114,477	$387.08	5.85	$—
Exercisable at June 30, 2021	95,116	$459.60	5.50	$—
Vested and expected to vest at June 30, 2021	114,477	$387.08	5.85	$—

A summary of the activity and related information of the restricted stock units issued under the 2018 Plan is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	33,548	$21.93
Granted	29,614	3.99
Vested and released	(1,845)	64.80
Forfeited	(6,393)	15.40
Outstanding at June 30, 2021	54,924	$11.58

A summary of the activity and related information of the restricted stock awards issued under the 2018 Plan is presented below:

	Restricted Stock Awards (in shares)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	286,161	$4.77
Granted	103,939	4.82
Forfeited	(13,531)	6.40
Vested	(24,721)	6.92
Outstanding at June 30, 2021	351,848	$4.57

Stock options issued and outstanding under the 2020 Plan is 18,000 with a weighted average grant date fair value of $25.50 as of December 31, 2020 and June 30, 2021. Stock options aggregating 5,625 were exercisable as of June 30, 2021, under the 2020 Plan.

A summary of the activity and related information of the restricted stock awards issued under the 2020 Plan is presented below:

	Restricted Stock Awards (in shares)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	4,375	$25.50
Vested	(625)	25.50
Outstanding at June 30, 2021	3,750	$25.50

Stock-based compensation expense recorded in operating expenses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling, general and administrative	$541	$843	$1,503	$1,705
Research and development	95	103	224	202
Stock-based compensation in operating expenses	$636	$946	$1,727	$1,907

Stock-based compensation amounts of $0.1 million were capitalized to inventory and property and equipment during the three months ended June 30, 2021 and 2020. Stock-based compensation of $0.1 million and $0.2 million were capitalized to inventory and property and equipment during the six months ended June 30, 2021 and 2020, respectively.

Unrecognized compensation expense for stock options issued as of June 30, 2021 was $0.5 million and is expected to be recognized over a weighted-average period of 2.0 years. Unrecognized compensation expense for the restricted stock units as of June 30, 2021 was $0.4 million and is expected to be recognized over a weighted-average period of 2.0 years. Unrecognized compensation expense for the restricted stock awards as of June 30, 2021 was $1.3 million and is expected to be recognized over a weighted-average period of 2.2 years.

Note 13—Commitments and Contingencies

Legal—In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

Securities Litigation

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et. al., (Civil Action no. 19CV1079 LAB NLS) was filed in the United States District Court for the Southern District of California against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in the Company’s registration statement in violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act, and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. On June 10, 2021 defendants moved to dismiss the second amended complaint.  A hearing on the motion to dismiss is scheduled for October 12, 2021. Management intends to vigorously defend the Company against this lawsuit. At this time, the Company cannot predict how a court or jury will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s financial condition and its results of operations for the period or periods in which it is incurred. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

Under the Settlement Agreement, and the agreements with the participating states, the Company is required to make an initial payment of $2.5 million, of which the Company paid $2.4 million in December 2020 and $0.1 million in April 2021. Pursuant to the terms of the Settlement Agreement, (a) if its revenue exceeds $10 million in any of the next four fiscal years (2021-2024), it also is required to pay an additional amount in settlement for the corresponding year: $500,000 for 2021, $750,000 for 2022, $1 million for 2023, and $1.25 million for 2024; (b) if it is acquired or is otherwise involved in a change in control transaction in the years 2020 through 2024, it is required to pay an additional settlement amount of $5 million, plus 4% of the value attributed to the Company in the transaction, so long as the attributed value is in excess of $100 million, with the total change in control payment never to exceed $28 million; and (c) if its obligations under the Settlement Agreement are avoided by bankruptcy, the United States may rescind the releases and bring an action against the Company in which the Company agrees is not subject to an automatic stay, is not subject to any statute of limitations, estoppel or laches defense, and is a valid claim in the amount of $56 million, minus any prior change in control payments. Under the Settlement Agreement, the Company also paid the former employee’s reasonable expenses, costs and attorneys’ fees, which amount to $0.2 million. The Company has expensed $2.7 million during the year ended December 31, 2020 and all amounts have been paid.

The OIG has agreed, conditioned upon full payment of amounts owed in the Settlement Agreement, and in consideration of the Company’s obligations under a Corporate Integrity Agreement, to release its permissive exclusion rights and refrain from instituting any administrative action seeking to exclude it from participating in Medicare, Medicaid, or other federal health care programs as a result of the Covered Conduct. The Corporate Integrity Agreement has a five-year term and imposes monitoring, reporting, certification, documentation, oversight, screening, and training obligations on the Company, including the hiring of a compliance officer and independent review organization.

Pursuant to the terms of the Settlement Agreement, the United States and the former employee have dismissed the complaint against the Company with prejudice and have released the Company from any civil or administrative monetary liability arising under the Covered Conduct. The Settlement Agreement does not include a release for any conduct other than the Covered Conduct or any criminal liability related to the Covered Conduct. The Settlement Agreement does not release any claims under investigation by the SEC.

As also previously announced, the Company voluntarily contacted the SEC’s Enforcement Division regarding the Audit Committee’s investigation. On November 13, 2019, the SEC notified the Company that it was conducting an investigation. The Company cooperated fully with the SEC in this investigation. On August 3, 2021 the Company received notice that the SEC has concluded its investigation and does not intend to recommend an enforcement action by the SEC against the Company.

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

In deciding how to allocate resources and assess performance, the Company’s chief operating decision maker regularly evaluates the sales and gross profit of these segments. Amounts included within selling, general and administrative expense and research and development expense are not evaluated by the Company’s chief operating decision maker on a segmented basis.

The following tables summarize segment performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Vascular	$9	$78	$13	$191
Dermatology	996	822	2,110	2,083
Net revenue	$1,005	$900	$2,123	$2,274
Vascular	$466	$417	$865	$1,078
Dermatology	1,022	750	1,996	1,673
Cost of revenue	$1,488	$1,167	$2,861	$2,751
Vascular	$(457)	$(339)	$(852)	$(887)
Dermatology	(26)	72	114	410
Gross loss	$(483)	$(267)	$(738)	$(477)

Generally, all assets are common assets, except for lasers placed with customers, which are a subset of property and equipment. The net book value of the lasers in the vascular segment was $1.5 million and $1.9 million as of June 30, 2021 and December 31, 2020, respectively. The net book value of the lasers in the dermatology segment was $0.4 million and $0.7 million as of June 30, 2021 and December 31, 2020, respectively.

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three and six months ended June 30, 2021 and 2020. Net revenue, classified by the major geographic areas in which our customers are located, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$994	$881	$2,057	$2,067
All other countries	11	19	66	207
Net revenue	$1,005	$900	$2,123	$2,274

Note 15—Subsequent Events

On August 3, 2021 the Company received notice that the SEC has concluded its investigation and does not intend to recommend an enforcement action by the SEC against the Company.

Between July 1, 2021 and August 2, 2021, the Company completed “at the market offerings” of 1,139,306 shares of common stock and received approximately $4.4 million in net proceeds, after deducting placement agent’s fees.

.

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

Our vascular business strategy is focused on multiple engineering efforts to improve our catheter offering as well as conducting a clinical study to obtain an atherectomy “indication for use” in the United States. Key catheter engineering efforts currently underway include projects to:

•

Extend our catheter’s shelf life. During 2020, we identified the factors limiting our shelf life, including the introduction of unwanted elements in the catheter’s fluid core and the degradation of the coating on the inner diameter, and are currently implementing multiple remediations to address these issues. Our internal real time aging test data supports shelf life for our catheter of at least six months;

•

Increase the robustness of our catheter via a braided overjacket, or a similar design, to make the catheter more kink-resistant when navigating tortuous anatomy. We expect to complete the engineering work for this catheter and subsequently submit to the FDA for clearance in the first quarter of 2022; and

•

Develop a version of the DABRA catheter that is compatible with a standard guidewire. We completed several guidewire-compatible catheter prototypes in the fourth quarter of 2020 and then conducted in vitro evaluations with several physicians. We expect to finalize the design for this catheter at the end of 2021 and subsequently submit to the FDA for clearance.

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

We enrolled the first subject in February 2020. Throughout much of 2020 and 2021, the COVID-19 pandemic substantially impacted our ability to activate new sites and enroll additional subjects. Many sites or potential sites have been or are currently operating at a reduced capacity, and some have been closed from time to time. In addition, potential study subjects may voluntarily opt to postpone their procedures due to COVID-19 concerns. As of August 2, 2021, we have enrolled 69 subjects. Four sites are currently cleared to enroll subjects and the fifth site, previously cleared, has moved locations and is in the process of being reactivated. Due to the unpredictable impact the COVID-19 pandemic has had and will continue to have on enrollment in this study, we currently cannot estimate when enrollment will be completed.

We are continuing to supply catheters to those sites involved in our atherectomy clinical study. We paused shipments of catheters to commercial sites while we conducted further studies on the stability of our shelf life. We submitted additional test data with respect to the DABRA catheter shelf life in a traditional 510(k) in March 2021, which was cleared by the FDA in July 2021. Although eligible, we have not resumed commercial shipments and are evaluating our commercial catheter strategy.

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

COVID-19

The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The ultimate effects of the COVID-19 on our business, operations and financial condition are unknown at this time. In the near term, we expect that our revenue will continue to be adversely impacted and enrollment in our atherectomy clinical trial will continue to be delayed or slowed, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity. In addition, some customers are requesting more flexible payment terms on a temporary basis. We also may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Our manufacturing facility located in Carlsbad, California is currently operational. We have experienced delays in receiving shipments of certain parts, which has affected the timing of our key engineering efforts. To date, the shipment delays have not had a material impact on our ability to support our atherectomy indication trial. However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

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

We expense R&D costs as incurred. In the future, we expect R&D expenses to increase if we continue to develop new products, enhance existing products and technologies or perform activities related to obtaining additional regulatory approval. However, we expect R&D expenses as a percentage of total expenses to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trials and studies and other related activities.

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, benefits, travel expense, sales commissions and stock-based compensation expense. Other SG&A expenses primarily include professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses, facilities-related expenses and shipping and handling costs. We expect continued legal costs associated with ongoing litigation and government investigation.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table shows our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change $	2021	2020	Change $
Statements of operations data:
Net revenue
Product sales	$318	$154	$164	$724	$740	$(16)
Service and other	687	746	(59)	1,399	1,534	(135)
Total net revenue	1,005	900	105	2,123	2,274	(151)
Cost of revenue
Product	861	624	237	1,651	1,588	63
Service and other	627	543	84	1,210	1,163	47
Total cost of revenue	1,488	1,167	321	2,861	2,751	110
Gross loss	(483)	(267)	(216)	(738)	(477)	(261)
Operating expenses:
Selling, general and administrative	3,741	7,896	(4,155)	7,855	14,181	(6,326)
Research and development	3,018	1,953	1,065	5,834	3,248	2,586
Total operating expenses	6,759	9,849	(3,090)	13,689	17,429	(3,740)
Operating loss	(7,242)	(10,116)	2,874	(14,427)	(17,906)	3,479
Other income (expense), net	1,993	(5)	1,998	1,942	84	1,858
Loss before income taxes	(5,249)	(10,121)	4,872	(12,485)	(17,822)	5,337
Income tax expense	—	—	—	—	—	—
Net loss	$(5,249)	$(10,121)	$4,872	$(12,485)	$(17,822)	$5,337

By reportable segments

We organize our business into two operating segments based on the product specialties: the vascular segment and the dermatology segment. In deciding how to allocate resources and assess performance, we regularly evaluate the net revenue and gross profit (loss) of these segments. Amounts included within selling, general and administrative expense and research and development expense are not evaluated by us on a segmented basis. Additional information on our reportable segments is contained in Note 14 to the interim condensed financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Net revenue

The following table shows our net revenue from our two segments (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change $	2021	2020	Change $
Vascular	$9	$78	$(69)	$13	$191	$(178)
Dermatology	996	822	174	2,110	2,083	27
Total net revenue	$1,005	$900	$105	$2,123	$2,274	$(151)

Vascular

Net revenue was $9,000 and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. The $0.1 million decrease was due to decreased catheter unit sales as a result of pausing commercial shipments in 2021 while we conducted further studies on the stability of the catheter’s shelf life.  However, we continue to supply catheters to clinical trial sites.

Net revenue was $13,000 and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. The $0.2 million decrease was due to decreased catheter unit sales as a result of pausing commercial shipments in 2021 while we conducted further studies on the stability of the catheter’s shelf life.  However, we continue to supply catheters to clinical trial sites.

We do not expect our net revenue to increase in the near term while we supply catheters only to a limited number of U.S. accounts involved in, our atherectomy clinical study and as we focus on remedying the inconsistencies in our DABRA catheter performance and obtaining an atherectomy indication. In addition, we expect net revenue to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity. Over the longer term, we believe that we will be able to increase our vascular revenue if we can extend the catheter’s shelf life, introduce design changes to the catheter and obtain an atherectomy indication.

Dermatology

Net revenue was $1.0 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively. The increase of approximately $0.2 million was due primarily to an increase in direct unit product sales.

Net revenue was $2.1 million for each of the six months ended June 30, 2021 and 2020.

We expect net revenue to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity.

Cost of revenue

The following table shows our cost of revenue from our two segments (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change $	2021	2020	Change $
Vascular	$466	$417	$49	$865	$1,078	$(213)
Dermatology	1,022	750	272	1,996	1,673	323
Total cost of revenue	$1,488	$1,167	$321	$2,861	$2,751	$110

Vascular

Cost of revenue was $0.5 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $49,000 was primarily due to increased costs of repairs and maintenance of catheter manufacturing equipment.

Cost of revenue was $0.9 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. The $0.2 million decrease was due to decrease in catheter unit sales, partially offset by increased costs of repairs and maintenance of catheter manufacturing equipment.

Dermatology

Cost of revenue was $1.0 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively. The increase of approximately $0.3 million was primarily due to an increase in direct unit product sales and an increase in the number of service calls and travel.

Cost of revenue was $2.0 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively. The increase of approximately $0.3 million was primarily due to an increase in direct unit product sales and an increase in the number of service calls and travel.

Gross profit (loss)

The following table shows our gross profit (loss) from our two segments (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change $	2021	2020	Change $
Vascular	$(457)	$(339)	$(118)	$(852)	$(887)	$35
Dermatology	(26)	72	(98)	114	410	(296)
Total gross loss	$(483)	$(267)	$(216)	$(738)	$(477)	$(261)

Vascular

Gross loss was $0.5 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. The $0.2 million increase in gross loss was primarily due to decreased unit sales and increased costs of repairs and maintenance of catheter manufacturing equipment.

Gross loss was $0.9 million for each of  the six months ended June 30, 2021 and 2020.

We expect our gross loss to be negatively impacted in the short term while we supply catheters only to a limited number of U.S. accounts involved in our atherectomy clinical study and as we continue efforts to remedy the inconsistencies in our DABRA catheter performance. In addition, we expect the gross loss to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity.

Dermatology

Gross loss was $26,000 for the three months ended June 30, 2021 compared to gross profit $0.1 million for the three months ended June 30, 2020. The decrease of $0.1 million was primarily due to an increase in service costs as a result of an increase in service calls and travel.

Gross profit was $0.1 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $0.3 million was primarily due to increased overhead as we are operating under capacity and increase in service costs as a result of an increase in service calls and travel.

We expect the gross profit to continue to be negatively impacted by the COVID-19 pandemic, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity.

General

Selling, general and administrative expenses

SG&A expenses were $3.7 million and $7.9 million for the three months ended June 30, 2021 and 2020, respectively. The $4.2 million decrease was primarily related to decreases of (i) $2.6 million in legal expense due to a decrease in legal services and legal settlement expenses, (ii) $0.7 million in salary, benefits, recruiting expenses and other personnel-related costs primarily due to continued cost reduction efforts, (iii) $0.3 million in insurance expenses due to a reduction in premiums, (iv) $0.3 million in stock-based compensation expense, (v) $0.2 million in public company expenses, (vi) $0.3 million in in other costs including sales related costs, travel and trade shows, marketing, and provisions for doubtful accounts, partially offset by a $0.2 million increase in consulting and professional expenses.

SG&A expenses were $7.9 million and $14.2 million for the six months ended June 30, 2021 and 2020, respectively. The $6.3 million decrease was to primarily related to decreases of (i) $3.6 million in legal expense due to a decrease in legal services and legal settlement expenses, (ii) $1.0 million in salary, benefits, recruiting expenses and other personnel-related costs primarily due to continued cost reduction efforts, (iii) $0.6 in insurance expenses due to a reduction in premiums, (iv) $0.5 million due to gain on sale of vehicles that were purchased for the sales force to transport our laser equipment, (v) $0.4 million in public company expenses, (vi) $0.3 million in sales related costs, travel, trade shows and marketing costs, (vii) $0.4 million in other costs including provisions for doubtful accounts, (viii) $0.2 million in stock-based compensation expense, partially offset by a $0.6 million increase in consulting and professional expenses.

Research and development expenses

R&D expenses were $3.0 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively. The $1.0 million increase was due to increases of $0.6 million in personnel and consulting expenses, $0.3 million in supplies, and $0.1 in clinical study and other expenses. These increases are due to engineering efforts on our next-generation catheters, including increased shelf life and improved deliverability, and also progress on the atherectomy clinical study.

R&D expenses were $5.8 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively. The $2.6 million increase was primarily due to increases of $1.2 million in personnel and consulting expenses, $1.1 million in supplies, $0.1 million in clinical study expenses, $0.1 million in other expenses, and $0.1 million in stock-based compensation expense.   These increases are due to engineering efforts on our next-generation catheters, including increased shelf life and improved deliverability, and also progress on the atherectomy clinical study.

Other income, net

Other income, net was $2.0 million for the three months ended June 30, 2021 and de minimis for the three months ended June 30, 2020, respectively. The increase of $2.0 million is due to the gain on forgiveness of the PPP loan.

Other income, net was $2.0 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $1.9 million is primarily due to $2.0 million gain from the forgiveness of the PPP loan, offset by $0.1 million decrease in interest expense related to the significant financing component for multi-year warranty service contracts.

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

A reconciliation for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP is included below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business. We define Adjusted EBITDA as our GAAP net loss as adjusted to exclude depreciation and amortization, interest income, interest expense, income tax expense, stock-based compensation, gain on sale of property and equipment and gain on extinguishment of debt.

The following is a reconciliation of Net loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statement of Operations Data:
Net loss	$(5,249)	$(10,121)	$(12,485)	$(17,822)
Depreciation and amortization	426	636	881	1,214
Interest income	(1)	(10)	(2)	(124)
Interest expense	31	15	83	40
Income tax expense	—	—	—	—
EBITDA	(4,793)	(9,480)	(11,523)	(16,692)
Stock-based compensation	696	1,033	1,865	2,080
Gain on extinguishment of PPP promissory note	(2,023)	—	(2,023)	—
Loss (gain) on sale of property and equipment	8	—	(493)	—
Adjusted EBITDA	$(6,112)	$(8,447)	$(12,174)	$(14,612)

Adjusted EBITDA was negative $6.1 million compared to negative $8.4 million for the three months ended June 30, 2021 and 2020, respectively and a negative $12.2 million compared to a negative $14.6 million for the six months ended June 30, 2021 and 2020, respectively. The change in Adjusted EBITDA primarily reflects decreased selling, general and administrative costs, including legal expense. The decreased costs were partially offset by an increase in research and development.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $20.2 million and accumulated deficit of $165.7 million. Our primary sources of capital have been from the sale of our products and services, the net proceeds of $67.3 million from our initial public offering, the net proceeds of $19.1 million from our 2020 public offerings, $11.0 million proceeds, net of placement agent fees, received from our “at the market” offering, $2.0 million received in the form of a Paycheck Protection Program loan under the CARES Act and, to a lesser extent, private placements of common stock and equipment financing arrangements.

Management expects operating losses and negative cash flows to continue for the foreseeable future with our reduced commercial footprint, and as we continue to incur costs related to our atherectomy clinical trial, engineering efforts to improve the shelf life of our catheters, development of our next generation products and legal costs associated with ongoing litigation. We also expect the COVID-19 pandemic to have a continued negative impact on our revenue and the timing of enrollment in our atherectomy clinical trial as well as our ability to secure additional financing in a timely manner or on favorable terms, if at all. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We continue to analyze opportunities for cost reductions. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations. Such measures may impair our ability to invest in developing, marketing and selling new and existing products.

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

•

our ability to remedy the inconsistencies in our DABRA catheter performance; including extending shelf life and reducing non-calibrations, reducing kinking, and identifying other future issues, if any;

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
•

the cost, timing and outcomes of any litigation involving our company, products, and business activities, including securities class actions and derivative lawsuits, and government investigation in which we are involved;

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

Although we bolstered our liquidity resources in 2020 and 2021, have an effective shelf registration statement and an “at the market” offering to allow us to raise additional capital when the opportunities permit, and may receive additional funds from the exercise of our warrants depending on market conditions, management concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. We plan to address this uncertainty by raising additional funds, if necessary, through public or private equity or debt financings as well as by engaging in regular and ongoing reviews of our business model and strategic options to help ensure that we are focusing our cash resources on advancing our key corporate initiatives. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders.

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

Cash Flows

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(14,699)	$(12,843)
Investing activities	458	15,951
Financing activities	10,555	11,688
Net change in cash and cash equivalents	$(3,686)	$14,796

Net cash used in operating activities

Net cash used in operating activities was $14.7 million for the six months ended June 30, 2021, consisting of a net loss of $12.5 million and an increase in net operating assets and liabilities of $2.4 million, partially offset by non-cash charges of $0.2 million consisting of primarily stock-based compensation expense, and depreciation and amortization, partially offset by gain on sale of property and equipment and gain on extinguishment of the PPP promissory note.

Net cash used in operating activities was $12.8 million for the six months ended June 30, 2020, consisting of a net loss of $17.8 million and a decrease in net operating assets and liabilities of $1.7 million, and non-cash charges of $3.3 million consisting of primarily stock-based compensation expense and depreciation and amortization.

Net cash provided by investing activities

Net cash provided by investing activities was $0.5 million for the six months ended June 30, 2021, consisting primarily of $0.5 million from proceeds from sale of property and equipment.

Net cash provided by investing activities was $16.0 million for the six months ended June 30, 2020, consisting of $16.0 million from proceeds of maturities of investments.

Net cash provided by financing activities

Net cash provided by financing activities was $10.6 million for the six months ended June 30, 2021, was primarily from $11.0 million of proceeds, net of placement agent fees, received from our “at the market” offering proceeds of $0.1 million from the purchase of shares under our 2018 Employee Stock Purchase Plan, or ESPP, offset by payments on our financed equipment of $0.3 million. We also paid $0.2 million of offering costs for the Registration Statement on Form S-3 and the “at the market” offerings filed with the Securities and Exchange Commission.

Net cash provided by financing activities was $11.7 million for the six months ended June 30, 2020 was primarily due to $9.0 million of proceeds, net of placement agent fees, received from our May 2020 public offering, $2.0 million proceeds under the PPP Promissory Note and $0.8 million proceeds from the exercise of warrants associated with the May 2020 public offering. The remaining $0.2 million offering costs associated with our May 2020 public financing were paid in July 2020. These proceeds were partially offset by payments on our financed equipment.

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

Contractual Obligations

During the six months ended June 30, 2021, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

We had cash and cash equivalents of $20.2 million as of June 30, 2021. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is in the United States. As of June 30, 2021, the effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. If our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et. al., (Civil Action no. 19CV1079 LAB NLS) was filed in the United States District Court for the Southern District of California against us, certain current and former officers and directors, and certain underwriters of our IPO. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in our registration statement in violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. On June 10, 2021, defendants moved to dismiss the second amended complaint.  A hearing on the motion to dismiss is scheduled for October 12, 2021. Management intends to vigorously defend against this lawsuit. At this time, we cannot predict how a court or jury will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should we ultimately be found liable, the liability could have a material adverse effect on our financial condition and our results of operations for the period or periods in which it is incurred.

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

The Settlement Agreement recites that a complaint filed by a former employee on behalf of the federal government in the United States District Court for the Eastern District of Michigan, and subsequently amended to assert claims on behalf of certain states, alleged, among other things, that we violated the False Claims Act, 31 U.S.C. § 3729, and certain state false claims acts by paying kickbacks to certain physicians in order to induce them to use the DABRA laser system, promoting off-

label use of the DABRA laser system, failing to report adverse events to the United States Food and Drug Administration, marketing a device that does not work as advertised, and failing to adhere to Current Good Manufacturing Practices. The complaint, which was settled in connection with the Settlement Agreement, also alleged that we unlawfully retaliated against the former employee. Separate from the former employee’s allegations in the civil action, the United States and the participating states contend that from May 1, 2017 through October 31, 2019, we (a) paid illegal remuneration to certain physicians to induce them to use the DABRA laser system in violation of the federal anti-kickback statute and (b) marketed the DABRA laser system for off-label use in atherectomy procedures despite product performance issues causing calibration and overheating problems, which posed a risk to physicians and patients (the “Covered Conduct”). We deny the allegations in the civil action and those asserted by the United States and the participating states, and the settlement does not constitute an admission of liability or wrongdoing by us.

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

As also previously announced, we voluntarily contacted the SEC’s Enforcement Division regarding the Audit Committee’s investigation. On November 13, 2019, the SEC notified us that it was conducting an investigation. We cooperated fully with the SEC in its investigation.  On August 3, 2021 we received notice that the SEC has concluded its investigation and does not intend to recommend an enforcement action by the SEC against us.

On November 21, 2019, we became aware that the Criminal Division, Fraud Section of the U.S. Department of Justice has an open investigation related to us. At this time, it is unclear if we are a target in this investigation. We have been, and intend to continue, cooperating with the DOJ in its active and ongoing investigation. We are unable to predict the ultimate outcome and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

Risk Factor Summary

Risks Related to Our Business and Products

•

We have determined that there is substantial doubt about our ability to continue as a going concern, and we will need to undertake additional financings in order to execute our business plan and fund our operations.

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

•

Our future operating results depend upon our ability to obtain components in sufficient quantities on commercially reasonable terms or according to schedules, prices, quality and volumes that are acceptable to us, and suppliers may fail to deliver components or we may be unable to manage these components effectively or obtain these components on such terms.

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

Our ability to grow our revenue in future periods will depend on our ability to successfully remedy the inconsistencies in our DABRA catheter performance, penetrate our target markets and increase sales of our products and any new product indications that we introduce, which will, in turn, depend in part on our success in growing our installed unit base and driving continued use of our systems, including long-term adoption by physicians. During the fourth quarter of 2018 and into 2019, we saw an increase in calibration issues experienced by physicians. In addition, in reviewing the performance inconsistencies, we found that our catheters occasionally overheated, which could cause a risk of injury to patients and physicians. These higher than anticipated rates of non-calibration resulted in customer dissatisfaction with the product, resulting in what we believe to be fewer purchases by our customers. In the third quarter of 2019, we determined that catheters that were more than two months from sterilization had a significantly higher rate of non-calibration than catheters that were within two months of sterilization. As a result, in September 2019, we initiated a voluntary recall of our catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters. Accordingly, we reduced the number of sales and marketing personnel in order to conserve cash and focus our efforts on key territories and accounts. We also initiated a voluntary recall of our DABRA catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters and have paused commercial sales not related to our atherectomy clinical trial. These actions will likely make it more difficult in the near term to achieve significant revenue growth. In addition, new product indications will also need to be approved or cleared by the FDA and comparable non-U.S. regulatory agencies to help drive revenue growth. If we cannot achieve revenue growth, it would have a material adverse effect on our business, financial condition, and results of operations.

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

•	our ability to receive FDA clearance for an atherectomy indication for use;
•	our ability to successfully conduct the voluntary recall of our DABRA catheters and subsequently achieve market acceptance following the change in our labeling from a 12-month to two-month shelf life;
•	our ability to improve and extend the shelf life of our DABRA catheters and obtain FDA clearance for the extended shelf life;
•	any agreements or punitive actions that arise out of any adverse judgment or settlement of the active and ongoing investigation by governmental agencies;
•	our ability to receive regulatory clearance or approval for, and timely introduce, enhancements to the DABRA catheter design;
•	the effectiveness of our and our distributors’ marketing and sales efforts in the U.S. and abroad, including our efforts to build out and properly train our sales team;
•	our ability to attract, motivate, train and retain experienced and qualified sales personnel;
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

Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development and commercialization efforts. As of June 30, 2021, we had cash and cash equivalents of $20.2 million and an accumulated deficit of $165.7 million. For the years ended December 31, 2020 and 2019, we used $28.3 million and $33.2 million in cash for operating activities, respectively. We have experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit and expect to continue to incur net losses into the foreseeable future. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

In the near term, we expect our recurring operational costs to decrease as a result of our cost savings initiatives. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We have suspended sales of DABRA catheters not related to our atherectomy clinical trial. We submitted additional test data with respect to the DABRA catheter shelf life in March 2021, which was cleared by the FDA in July 2021. Further such actions may be required on an ongoing basis to optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. Until we are able to generate sufficient revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Additionally, we anticipate additional legal and other costs related to our completed Audit Committee investigation, including the pending securities class action and derivative lawsuits and a pending DOJ criminal investigation as well as compliance with, and payments under, the terms of our Settlement Agreement and Corporate Integrity Agreement associated with our settlement of a DOJ civil investigation. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development and these lawsuits and ongoing government investigation, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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

If we raise additional capital or develop and/or commercialize our products with third parties through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements, we may have to develop our products on a slower timeline or relinquish certain valuable rights to our products, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. If we are unable to obtain adequate financing on commercially reasonable terms when needed, we may have to delay, reduce the scope of or suspend our sales and marketing efforts, which would have a material adverse effect on our business, financial condition, and results of operations. We also expect the continuing economic uncertainty resulting from the COVID-19 pandemic to have a negative impact on our ability to secure additional financing in a timely manner or on favorable terms, if at all.

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
•

matters arising out of our completed Audit Committee investigation, securities class action, derivative lawsuit and the active and ongoing government investigation, including the impact of any settlement or adverse judgment;

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

The research, development, marketing and sale of our current products and any potential new and improved products or future product indications for which we receive regulatory clearance or approval depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our business, financial condition, and results of operations. At the same time, companies in the medical device industry are under continued scrutiny by the OIG and the DOJ, for improper relationships with physicians. For example, on December 28, 2020, we entered into a Settlement Agreement and a related Corporate Integrity Agreement related to a resolution of a DOJ civil investigation concerning, among other things, whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. Our failure to comply with the Corporate Integrity Agreement or requirements governing the industry’s relationships with physicians, including the reporting of certain payments to physicians under the National Physician Payment Transparency Program (Open Payments) or the reputational harm or negative publicity resulting from the settlement of the pending government investigation could impact physicians’ willingness to conduct business with us, which would have a material adverse effect on our business, financial condition, and results of operations.

We have experienced inconsistencies in our DABRA catheter performance. This and any other development or manufacturing problems or delays could limit the potential growth of our revenue or increase our losses.

Beginning in the fourth quarter of 2018, we started experiencing inconsistencies in our DABRA catheter performance. We believed at the time that these inconsistencies were related to controlling the temperature of the oven used in the manufacturing process, which we had previously referred to as production limitations. These inconsistencies led to an increase in the number of catheters that failed to calibrate at customer sites, despite calibrating successfully during our quality assurance steps. During that same period, our sales team noted higher rates of non-calibration of catheters at customer physician offices. The higher than anticipated rates of non-calibration resulted in customer dissatisfaction with the product, resulting in what we believe to be fewer purchases by our customers and therefore lower revenue during the fourth quarter of 2018 and into 2019, however, the decrease in purchases and the impact of such decrease on our revenues is not determinable. In response, we upgraded our temperature control regulator and made certain changes in our production flow and validated the changes that we believed corrected the production limitations. After manufacturing several well-performing lots with this upgraded process, the percentage of catheters that failed to calibrate at customer sites began to increase after decreasing during April and May 2019. After collecting field data and performing internal testing, we observed that while catheters can perform satisfactorily up to one year, catheters that were more than two months from sterilization had a significantly higher rate of non-calibration than catheters that were within two months from sterilization. As a result, in September 2019, we initiated a voluntary recall of our catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters. At the FDA’s request, we engaged in additional shelf life testing as part of a special 510(k) and suspended commercial sales of catheters in order to remedy the shelf life issues. The FDA subsequently decided not to clear the special 510(k) and requested to see additional test data to confirm the stability of the shelf life before permitting us to resume commercial shipments. We submitted this additional test data with respect to the DABRA shelf life in March 2021 in a traditional 510(k) and received clearance by the FDA in July 2021.

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

In the third quarter of 2019 we initiated a voluntary recall of our DABRA catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters, as we observed through field data and internal testing that catheters more than two months from sterilization have a significantly higher rate of non-calibration. While the newly labeled DABRA catheters showed a significant decrease in non-calibrations, we have paused commercial sales of DABRA catheters not being used for the atherectomy clinical trial while we continue our engineering efforts to improve the shelf life of our catheters.

We have incurred losses in recent periods and may be unable to achieve profitability in the future.

We incurred net losses of $36.0 million and $57.0 million for the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $165.7 million. We expect to continue to incur significant manufacturing, product development, regulatory and other expenses as we continue to remedy the inconsistencies in our DABRA catheter performance, to obtain regulatory clearances or approvals for our products in additional jurisdictions and for additional indications, to develop new products or add new features to our existing products, and to defend, cooperate and resolve pending lawsuits and government investigation, as applicable. In addition, our general and administrative expenses have increased following our initial public offering and we expect these costs to continue due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for an extended period of time. Our failure to achieve or maintain profitability would have a material adverse effect on our business, financial condition, and results of operations and could negatively impact the value of our common stock.

Matters relating to or arising from our completed Audit Committee investigation, including an active and ongoing government investigation and proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.

As previously disclosed in our public filings, the Audit Committee completed its internal investigation. In connection with the Audit Committee investigation, we voluntarily contacted the Enforcement Division of the SEC in August 2019 to advise them of the investigation and on November 13, 2019, the SEC notified us that it was conducting an investigation. On March 11, 2020, the SEC served us with document subpoenas. We cooperated fully with the SEC’s investigation. On August 3, 2021 we received notice that the SEC has concluded its investigation and does not intend to recommend an enforcement action by the SEC against us. In November 2019, we learned that the DOJ opened a criminal investigation relating to us. We have been, and intend to continue, cooperating in the DOJ’s investigation.

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

If one or more government agencies, including those conducting the pending investigation identified above, commences legal action and we are found to have violated state or federal laws or regulations, we may be subject to criminal damages, penalties, fines, disgorgement, injunctions, cease and desist orders, other equitable remedies, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which would have a material adverse effect on our business, financial condition, and results of operations for years. Regardless of whether actions are commenced, if we were to settle with one or more government agencies or state governments, including those conducting the ongoing investigation identified above, such settlements could include an agreement to pay civil or criminal damages, deferred prosecution agreements, or other equitable remedies, exclusion form governmental health care programs, and the curtailment or restructuring of our operations, any of which would have a material adverse effect on our business, financial condition and results of operations for years after any settlement is reached. In light of the ongoing nature of the investigation, whether actions will be commenced, whether this investigation can be settled before or after actions are commenced, and the terms on which this investigation can be resolved is not certain.

We have incurred, and may continue to incur, significant expenses related to legal, accounting, and other professional services in connection with the completed Audit Committee investigation and related legal matters, including the securities class action, shareholder derivative lawsuit, and government investigation, as well as costs related to compliance under, and payments made pursuant to, the Settlement Agreement and Corporate Integrity Agreement. These expenses and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition, and results of operations.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit or halt the marketing and sale of our products and could result in recalls, delayed shipments and rejection of our products and damage to our reputation and could expose us to regulatory or other legal action.

We face an inherent risk of product liability as a result of the marketing and sale of our products. For example, we may be sued if our products cause or are perceived to cause injury or are found to be otherwise unsuitable during manufacturing, marketing or sale. For example, in connection with the review of our performance inconsistencies, our catheters were found to occasionally overheat. Any product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or breach of warranty. In addition, we may be subject to claims against us even if the apparent injury is due to the actions of others or the pre-existing health of the patient. For example, we rely on physicians in connection with the use of our products on patients. If these physicians are not properly trained, including on the intended use, or are negligent, the capabilities of our products may be diminished, or the patient may suffer critical injury. We may also be subject to claims that are caused by the activities of our suppliers, such as those who provide us with components and sub-assemblies.

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

We market and sell DABRA for use as a tool in the treatment of vascular blockages resulting from lower extremity vascular disease and Pharos for use in the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. Although physicians, in the practice of medicine, may prescribe or use marketed products for uncleared or unapproved indications, manufacturers may promote their products only for the cleared or approved indications and in accordance with the provisions of the cleared or approved label. However, one of our strategies in the future is to pursue additional vascular indications for DABRA and additional dermatological indications for Pharos. Submitting the required applications for additional indications may require substantial additional funding beyond our cash and cash equivalents as of June 30, 2021. We cannot assure you that we will be able to successfully obtain clearance or approval for any of these additional product indications through the application process or that a premarket FDA submission may not be necessary.

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

The False Claims Act, prohibits, among other things, making a fraudulent claim for payment of federal funds, causing such a fraudulent claim to be made, or making a false statement to get a false claim paid. The government may assert that a claim resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim under the False Claims Act. Many companies have faced government investigations or lawsuits by whistleblowers who bring a qui tam action under the False Claims Act on behalf of themselves and the government for a variety of alleged improper marketing activities, including providing free product to customers expecting that the customers would bill federal programs for the product, providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products, and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued False Claims Act cases against medical device companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Medical device and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs. If we are found to have improperly promoted off-label uses, we may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages, exclusion from federal funded healthcare programs and potential liability under the federal False Claims Act and any applicable state false claims act. Due to the Settlement Agreement and the Corporate Integrity Agreement, the concluded SEC investigation and ongoing DOJ criminal investigation, we have incurred, and will continue to incur, substantial legal costs, including settlement costs, costs of compliance with such agreements, and payments made pursuant to such agreements, and business disruption, including from ongoing and future compliance with such agreements. In the future, if we are found to have violated the False Claims Act, it may result in significant financial penalties, on a per claim or statement basis, treble damages and exclusion from participation in federal health care programs. In addition, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials, which could negatively impact our marketing and decrease demand for our products. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers, competitors, or other persons claiming to be harmed by such conduct.

The FDA, HHS, DOJ, and/or state Attorneys General, competitors, and other third parties may take the position that we have violated or are not in compliance with such guidelines, and if such non-compliance is proven, it could harm our reputation, financial condition or divert financial and management resources from our core business and would have a material adverse effect on our business, financial condition and results of operations. Moreover, threatened or actual government enforcement actions or lawsuits by third parties have and could continue to generate adverse publicity, which could decrease demand for our products and require that we devote substantial resources that could be used productively on other aspects of our business.

Regardless of whether actions are commenced, if we were to settle with one or more government agencies, including those conducting the ongoing and unresolved investigation identified above, such settlements could include an agreement to pay civil or criminal damages, injunctions, cease and desist orders, deferred prosecution agreements, or other equitable remedies, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which would have a material adverse effect on our business, financial condition and results of operations for years after any settlement is reached. In light of the ongoing nature of the investigation, whether actions will be commenced, whether this investigation can be settled before or after actions are commenced, and the terms on which this investigation can be resolved is not certain.

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

In November 2019, we learned that the DOJ opened a criminal investigation relating to us. We have been, and intend to continue, cooperating with the DOJ in its ongoing investigation described above. On December 28, 2020, we entered into a Settlement Agreement and a related Corporate Integrity Agreement that resolved a DOJ civil investigation and related lawsuit that concerned, among other things whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b.

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

Responding to any enforcement action or related investigation, such as the currently ongoing DOJ investigation, may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Any violation of the FCPA, other applicable anti-bribery, anti-corruption laws, healthcare laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, financial condition, and results of operations for years after these investigations are resolved.

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

In addition to selling our products in the U.S., we sell Pharos, and in the past have sold DABRA, outside of the U.S. We are subject to additional risks related to operating in foreign countries, including:

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

We have partnered with distributors for DABRA and Pharos in select geographies outside of the U.S. For the six months ended June 30, 2021, approximately 3% of our sales were outside of the U.S. We are not currently distributing DABRA outside the U.S. and will likely not be able to do so until we extend the shelf life of the DABRA catheter. We may not be able to collect all of the funds owed to us by our foreign distributors. Some foreign distributors may experience financial difficulties, including bankruptcy, which may hinder our collection of accounts receivable. Where we extend credit terms to distributors, we periodically review the collectability and creditworthiness when determining the payment terms for such distributors. If our uncollectible accounts exceed our expectations, this could adversely impact our operating results. In addition, failure by our foreign distributors to comply with the Foreign Corrupt Practices Act or similar laws, insurance requirements, or other contract terms could have a negative impact on our business. Failure to manage the risks related to our foreign distributors would have a material adverse effect on our business, financial condition, and results of operations.

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

The U.S. has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade. For the six months ended June 30, 2021. approximately 3% of our revenue came from international markets.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we will avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” unless at that time we are still a “smaller reporting company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

At June 30, 2021, we had 86 full-time employees. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions of our sales and marketing teams.

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

The medical device industry is now experiencing greater scrutiny and regulation by federal, state and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices, and product quality management. For example, as discussed above, on December 28, 2020, we entered into a Settlement Agreement with the DOJ to resolve a civil False Claims Act investigation and related civil action, and in connection with the Settlement Agreement, we also have reached agreements that resolve previously disclosed related investigations conducted by certain state attorneys general. Under the Settlement Agreement, and the agreements with the participating states, we are required to make an initial payment of $2.5 million, of which we paid $2.4 million in December 2020 and $0.1 million in April 2021. We also may be required to make additional payments in the future upon the achievement of revenue targets or consummating a change-in-control transaction. We also entered into a 5-year Corporate Integrity Agreement with the OIG. The Settlement Agreement does not include a release for any conduct other than the Covered Conduct or any criminal liability related to the Covered Conduct. The Settlement Agreement does not release any claims that were under investigation by the U.S. Securities and Exchange Commission. The DOJ criminal investigation is ongoing, and we are cooperating with that investigation. These investigations may result in criminal proceedings; the imposition of substantial fines and penalties; the receipt of warning letters, untitled letters, demands for recalls or the seizure of our products; fines and penalties for violation of our Corporate Integrity Agreement, stipulated judgments or other administrative remedies, and result in our incurring substantial unanticipated costs and the diversion of key personnel and management’s attention from their regular duties, any of which may have an adverse effect on our financial condition, results of operations and liquidity, and may result in greater and continuing governmental scrutiny of our business in the future.

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

Any regulatory clearances or approvals that we have received for our products will be subject to limitations on the cleared or approved indicated uses for which the product may be marketed and promoted or to the conditions of approval or contain requirements for potentially costly post-marketing testing. We are required to report certain adverse events and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing product safety issues could result in increased costs to assure compliance. The FDA and other agencies, including the DOJ, closely regulate and monitor the post-clearance or approval marketing and promotion of products to ensure that they are marketed and distributed only for the cleared or approved indications and in accordance with the provisions of the cleared or approved labeling. For example, the DOJ served us with a Civil Investigative Demand seeking information with respect to a False Claims Act investigation concerning whether we fraudulently obtained 510(k) marketing clearance for our ablation devices marketed under the trade name DABRA, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b.

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

Any government adverse finding, regulatory sanction or investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory clearance or approval is withdrawn, it would have a material adverse effect on our business, financial condition, and results of operations.

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

For example, we have conducted four recent recalls related to our DABRA and Pharos products. In August 2018, we initiated a voluntary recall of our Pharos laser due to the potential for the laser to calibrate with the iris closed. This recall was classified as a Class II recall by FDA (a situation in which use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote). The four affected lasers were corrected, and the recall has been terminated by the FDA. In August 2019, we initiated a voluntary recall of a limited number of Pharos lasers due to a software error that caused the device to fail at low doses. This recall was classified as a Class II recall by the FDA. The software was revised, and the affected lasers were corrected. The FDA classified this recall as complete. In September 2019, we initiated a voluntary recall of our DABRA catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters, which we believe will significantly reduce the number of catheters that fail to calibrate. We submitted a request for termination to the FDA in February 2020, and as of July 2020, 98% of the affected product has been returned to us. Finally, a voluntary recall of DABRA lasers was initiated in January 2020 to correct a software issue that could result in user or patient injury or may adversely impact laser performance. This recall was classified as a Class II recall by the FDA. The Company considers this recall complete and submitted to the FDA a final status report in July 2020 requesting termination of this field correction. In addition, in July 2020 we initiated a voluntary recall of our DABRA lasers to replace the wheels with lower profile wheels that were cleared by the FDA in the DABRA 510(k). We formally notified the FDA of this recall in accordance with applicable law and expect it will be classified by the FDA in due course. This field correction was completed in March 2021. Any government-mandated recall or additional voluntary recall by us could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. These voluntary recalls and any future recalls of our products could divert managerial and financial resources, harm our reputation and adversely affect our business.

In addition, the FDA conducted an unannounced facility inspection in December 2019. The FDA issued to us a Form 483 that included observations that schedules for the adjustment, cleaning, and other maintenance of equipment have not been adequately established, a device master record index was not current, and document control procedures have not been fully established. We responded to the FDA with the corrective measures we are taking and to address the issued identified in the Form 483 and based on this information, the FDA issued to us an Establishment Inspection Report, or EIR, closing out the inspection. All actions are complete, and the final Form 483 report was sent to the FDA on September 25, 2020.

Also, we have been engaged in additional shelf life testing at the FDA’s request as part of a special 510(k). Due to recent variations noted in the shelf life of the catheter during our testing procedures, we have paused commercial sales of DABRA catheters not being used for the atherectomy clinical trial. We submitted additional test data in March 2021 related to the DABRA catheter shelf life in a traditional 510(k), which was cleared by the FDA in July 2021.

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

Material modifications to the intended use or technological characteristics of our devices will require new 510(k) clearances or premarket approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on FDA published guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement, or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would constitute a material modification and would require a new 510(k) clearance or possibly a premarket approval. If required, we may not be able to obtain additional 510(k) clearances or premarket approvals for new devices or for modifications to, or additional indications for, our devices in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced devices in a timely manner, which in turn would harm our future growth. We have made modifications to our devices in the past and will make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop selling or marketing our devices as modified, which could harm our operating results and require us to redesign our platform devices. In these circumstances, we may also be subject to significant enforcement actions such as significant regulatory fines or penalties. Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to modify our previously cleared products, either by imposing stricter requirements on when a new 510(k) for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions.

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

In addition, the PPACA and the Medicare Access and CHIP Reauthorization Act of 2015 substantially changed the way healthcare is delivered and financed by both governmental and private insurers. These changes included the creation of demonstration programs and other value-based purchasing initiatives that provide financial incentives for physicians and hospitals to reduce costs, including incentives for furnishing low-cost therapies for chronic wounds even if those therapies are less effective than our products. Under the Trump Administration, there were ongoing efforts to modify or repeal all or part of PPACA or take executive action that affects its implementation. Tax reform legislation was passed that includes provisions that impact healthcare insurance coverage and payment such as the elimination of the tax penalty for individuals who do not maintain health insurance coverage (the so-called “individual mandate”). Such actions or similar actions could have a negative effect on the utilization of our products. We are uncertain as to the extent such efforts will continue under the Biden administration and to what extent there will be additional reform proposals at federal and state levels. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit upheld a lower court’s determination in Texas v. Azar, 4:18-cv-00167, that the individual mandate was unconstitutional and remanded the case to the lower court for further analysis as to whether PPACA as a whole is unconstitutional because the individual mandate is not severable from other provisions of the law. In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit United States Court of Appeals decision that held that the individual mandate is unconstitutional. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the PPACA and our business. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results. We cannot predict the ultimate results of the Texas case or whether additional legislative reform proposals will be adopted, when they will be adopted, or what impact they may have on us, but any such proposals could have a negative impact on our business and provide incentives for hospitals and physicians to not use our products.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed, and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control product costs. Additionally, individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, Medicare, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase, and which suppliers will be included in their healthcare programs. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue, attain profitability.

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

Reimbursement rates are unpredictable, and we cannot project how our business may be affected by future legislative and regulatory developments. Future legislation or regulation, or changing payment methodologies, may have a material adverse effect on our business, financial condition, and results of operations, and reimbursement may not be adequate for all customers. From time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. Because the cost of our products generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates, especially lower payments could directly impact the demand for our products. For example, in July 2013, the CMS proposed reimbursement changes that would have decreased reimbursement for procedures in an outpatient-based facility, such as a catheterization lab. Although CMS chose not to implement those changes in 2013, we cannot assure you that CMS will not take similar actions in the future.

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

Demand for our products or new approved indications for our existing products may fluctuate over time if federal or state legislative or administrative policy changes affect coverage or reimbursement levels for our products, or the services related to our products. In the U.S., there have been, and we expect there will continue to be legislative and regulatory proposals to change the healthcare system, such as the potential repeal of the PPACA, some of which could significantly affect our business. It is uncertain what impact the current U.S. presidential administration will have on healthcare spending. If enacted and implemented, any measures to restrict healthcare spending could result in decreased revenue from the sale of our products and decreased potential returns from our research and development initiatives. Other legislative or administrative reforms to the U.S. or international reimbursement systems in a manner that significantly reduces reimbursement for procedures performed using our products or denies coverage for those procedures could have a material adverse effect on our business, financial condition, and results of operations.

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

We have adopted a code of ethics and business conduct, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. For example, the Audit Committee investigation identified certain behavior inconsistent with the Company’s Code of Ethics and Conduct and related policies. In addition, as discussed above, we entered into to a Settlement Agreement with the DOJ to resolve a civil investigation and related civil action, and in connection with the Settlement Agreement, entered into a 5-year Corporate Integrity Agreement with the OIG. We have, and will continue to incur, costs related to compliance under, and payments made pursuant to, the Settlement Agreement and Corporate Integrity Agreement. These expenses and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition, and results of operations. In addition, as disclosed above, there is an ongoing DOJ criminal investigation. If such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in government investigations, civil and criminal proceedings, the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, additional integrity reporting and oversight obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. In the future, whether or not we are successful in defending against such further actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our Audit Committee identified certain conduct that may implicate healthcare laws and FDA regulatory requirements, including a failure to timely make at least two MDRs to the FDA, replacement of product held by customers, which constituted product recalls, but were not documented as such, a lack of sufficient documentation to support certain payments to physicians, and as to three physicians did not accurately reflect the purpose and nature of the payments, instructions to salespeople to characterize DABRA as performing atherectomy and encouragement to doctors to seek reimbursement using atherectomy codes, and direction of potentially valuable benefits and opportunities to doctors that were informed in part by sales prospects. As disclosed above, we entered into a Settlement Agreement with the DOJ to resolve a civil investigation and related civil complaint concerning Covered Conduct. Also as disclosed above, the DOJ is conducting a criminal investigation. We are cooperating with that investigation.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the HITECH Act, and the regulations that have been issued under it, impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information. The requirements and restrictions apply to “covered entities” (which include health care providers and insurers) as well as to their business associates that receive protected health information from them in order to provide services to or perform certain activities on their behalf. The statute and regulations also impose notification obligations on covered entities and their business associates in the event of a breach of the privacy or security of protected health information. We occasionally receive protected health information from our customers in the course of our business. As such, we believe that we are business associates and therefore subject to HIPAA’s requirements and restrictions with respect to handling such protected health information and have executed business associate agreements with certain customers.

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

It is possible the data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country and state to state and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Further, compliance with data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We can provide no assurance that we are or will remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business. If we fail to comply or are deemed to have failed to comply with applicable privacy protection laws and regulations such failure could result in government enforcement actions and create liability for us, which could include substantial civil and/or criminal penalties, as well as private litigation and/or adverse publicity that could negatively affect our operating results and business.

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

Filing, prosecuting, and defending patents on our products in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of a patent litigation action is often uncertain. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the market for medical lasers and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we may determine that it is in our best interests or their best interests to voluntarily challenge a party’s products or patents in litigation or other proceedings, including patent interferences or re-examinations. As a result, we may become involved in unwanted litigation that could be costly, result in diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.

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

Competitors may infringe our patents, or we may be required to defend against claims of infringement. In addition, our patents also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be violating or infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, or dilution claims brought by owners of other trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, and results of operations.

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

Our future operating results depend upon our ability to obtain components in sufficient quantities on commercially reasonable terms or according to schedules, prices, quality and volumes that are acceptable to us, and suppliers may fail to deliver components or we may be unable to manage these components effectively or obtain these components on such terms.

Because we currently obtain certain components globally, some of which are uniquely customized, from limited sources, we are subject to significant supply and pricing risks and exposed to multiple potential sources of component shortages. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations that could materially adversely affect our financial condition and operating results. We are sourcing alternative parts to mitigate the challenges caused by these shortages, but there is no guarantee we may be able to continually do so as we scale production to meet our growth targets. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity production. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources.  If our supply of components for a new or existing product continues to be delayed or constrained for any reason, including if an outsourcing partner delayed shipments of completed products to us or additional time is required to obtain sufficient quantities from the original source, or if we have to identify and obtain sufficient quantities from an alternative source, then our financial condition and operating results could be materially adversely affected. In addition, the continued availability of these components at acceptable prices, or at all, can be affected for any number of reasons, including if suppliers decide to concentrate on the production of common components or components for other customers instead of components customized to meet our requirements. While we have entered into agreements for the supply of many components, there can be no assurance that we will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting our ability to obtain sufficient quantities of components on commercially reasonable terms. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts and redesign certain parts to make them less expensive to produce. Any of these occurrences may harm our business, prospects, financial condition and operating results.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2021, we had outstanding 5,902,612 shares of our common stock.

In connection with our May 2020 and August 2020 equity offerings, we issued warrants to investors and our placement agent, and an aggregate of 2,345,033 warrants are outstanding as of June 30, 2021. We have an effective shelf registration statement and an “at the market” offering (“ATM”).  In the first six months of 2021, we completed ATM offerings of 2,617,787 shares of common stock.  In addition, pursuant to our 2018 Equity Incentive Plan, or 2018 Plan, equity incentive awards representing up to an aggregate of 71,679 shares of our common stock were available for issuance to our employees, directors and consultants as of June 30, 2021. The 2018 Plan includes an annual increase in the number of shares available for future grant each year pursuant to the “evergreen” provision of our 2018 Plan. Additionally, pursuant to our 2018 Employee Stock Purchase Plan, or ESPP a total of 26,510 shares were available for sale under our ESPP as of June 30, 2021. The ESPP also includes an annual increase in the number of shares available for sale under our ESPP each year pursuant to the “evergreen” provision of our ESPP. In addition to the increase in shares available to grant in 2020 due to the “evergreen” provisions contained in the 2018 Plan and the ESPP, in the first quarter of 2020 we adopted the 2020 Inducement Equity Incentive Plan (or, the 2020 Plan) for the purpose of attracting, retaining and incentivizing employees in furtherance of our success. On adoption, 32,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards and 9,000 shares were available for issuance as of June 30, 2021. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

Further, additional capital may be needed in the future to continue our planned operations, including commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 17, 2020 (File No. 001-38677)).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

RA MEDICAL SYSTEMS, INC.

(Registrant)

Date: August 11, 2021	By:	/s/ Andrew Jackson
Andrew Jackson
Chief Financial Officer