Form 10-Q
period 2021-09-30
Ra Medical Systems, Inc.
filed 2021-11-15
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of the close of business on November 10, 2021, the registrant had 7,029,765 shares of common stock, par value $0.0001 per share, outstanding.

RA MEDICAL SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RA MEDICAL SYSTEMS, INC.

Condensed Balance Sheets

(in thousands, except par value data)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$20,616	$23,906
Accounts receivable, net	17	24
Inventories	997	877
Prepaid expenses and other current assets	1,169	1,100
Current assets of discontinued operations	—	1,713
Total current assets	22,799	27,620
Property and equipment, net	2,030	2,527
Operating lease right-of-use assets	2,205	2,484
Other long-term assets	45	45
Long-term assets of discontinued operations	—	762
TOTAL ASSETS	$27,079	$33,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$543	$471
Accrued expenses	2,632	4,147
Current portion of operating lease liabilities	301	356
Current portion of equipment financing	—	265
Current portion of PPP promissory note	—	421
Current liabilities of discontinued operations	—	2,102
Total current liabilities	3,476	7,762
Operating lease liabilities	2,054	2,264
PPP promissory note	—	1,579
Long-term liabilities of discontinued operations	—	686
Total liabilities	5,530	12,291
Commitments and contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 7,042 and 3,189 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	191,527	174,342
Accumulated deficit	(169,985)	(153,202)
Total stockholders’ equity	21,549	21,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,079	$33,438

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues
Product sales	$5	$66	$17	$254
Service and other	—	2	—	5
Total net revenues	5	68	17	259
Cost of revenues
Product sales	68	323	676	1,131
Service and other	178	245	537	615
Total cost of revenues	246	568	1,213	1,746
Gross loss	(241)	(500)	(1,196)	(1,487)
Operating expenses
Selling, general and administrative	4,211	4,695	11,285	18,154
Research and development	2,942	2,312	8,521	5,534
Total operating expenses	7,153	7,007	19,806	23,688
Operating loss	(7,394)	(7,507)	(21,002)	(25,175)
Other income (expense), net
Other income (expense), net	16	(8)	5	97
Gain on extinguishment of PPP promissory note	—	—	2,023	—
Total other income (expense), net	16	(8)	2,028	97
Loss from continuing operations before income taxes	(7,378)	(7,515)	(18,974)	(25,078)
Income taxes	—	—	—	—
Loss from continuing operations	(7,378)	(7,515)	(18,974)	(25,078)
Discontinued operations (Note 3)
Income (loss) from discontinued operations (including gain on sale of $3,500 in 2021) before income taxes	3,080	(264)	2,191	(523)
Income taxes	—	—	—	—
Income (loss) from discontinued operations	3,080	(264)	2,191	(523)
Net loss	$(4,298)	$(7,779)	$(16,783)	$(25,601)

Net (loss) income per share, basic and diluted
Continuing operations	$(1.15)	$(3.15)	$(4.23)	$(19.32)
Discontinued operations	0.48	(0.11)	0.49	(0.40)
Total net loss per share, basic and diluted	$(0.67)	$(3.26)	$(3.74)	$(19.72)

Weighted average number of shares used in computing net income (loss) per share, basic and diluted	6,415	2,386	4,487	1,298

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(4,298)	$(7,779)	$(16,783)	$(25,601)
Other comprehensive loss:
Unrealized losses related to short-term investments	—	—	—	(26)
Comprehensive loss	$(4,298)	$(7,779)	$(16,783)	$(25,627)

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,783)	$(25,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(3,473)	—
Gain on extinguishment of PPP promissory note	(2,023)	—
Stock-based compensation	1,967	3,044
Depreciation and amortization	1,250	1,845
(Gain) loss on sales and disposals of property and equipment	(489)	64
Provision for doubtful accounts	—	25
Changes in operating assets and liabilities:
Accounts receivable	93	286
Inventories	(262)	78
Prepaid expenses and other assets	9	1,437
Accounts payable	171	(633)
Accrued expenses	(1,875)	1,678
Deferred revenue	(234)	(876)
Other liabilities	(265)	(237)
Net cash used in operating activities	(21,914)	(18,890)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations	3,700	—
Payment of fees related to sale of discontinued operations	(227)	—
Proceeds from sales of property and equipment	554	—
Purchases of property and equipment	(224)	(72)
Proceeds from maturities of available-for-sale securities	—	16,000
Net cash provided by investing activities	3,803	15,928
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	15,430	19,887
Payments of offering costs related to the issuance of common stock and warrants	(370)	(499)
Payments on equipment financing	(265)	(218)
Proceeds from purchases under employee stock purchase plan	26	27
Proceeds from PPP promissory note	—	2,000
Proceeds from issuance of common stock in connection with the exercise of warrants	—	827
Net cash provided by financing activities	14,821	22,024
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,290)	19,062
CASH AND CASH EQUIVALENTS, beginning of period	23,906	14,584
CASH AND CASH EQUIVALENTS, end of period	$20,616	$33,646

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$26	$—
Unpaid offering costs	$—	$281
Transfer of lasers from inventories to property and equipment	$—	$107
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$2	$23
Cash payments for taxes	$2	$—

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	3,189	$7	$174,342	$—	$(153,202)	$21,147
Common stock issued, net	35	—	65	—	—	65
Stock-based compensation	35	—	1,169	—	—	1,169
Net loss	—	—	—	—	(7,236)	(7,236)
Balances at March 31, 2021	3,259	7	175,576	—	(160,438)	15,145
Common stock issued, net	2,582	—	10,645	—	—	10,645
Common stock issued pursuant to the vesting of restricted stock units and employee stock purchase plan	6	—	26	—	—	26
Stock-based compensation	56	—	696	—	—	696
Net loss	—	—	—	—	(5,249)	(5,249)
Balances at June 30, 2021	5,903	7	186,943	—	(165,687)	21,263
Common stock issued, net	1,139	—	4,350	—	—	4,350
Warrant issued	—	—	132	—	—	132
Stock-based compensation	—	—	102	—	—	102
Net loss	—	—	—	—	(4,298)	(4,298)
Balances at September 30, 2021	7,042	$7	$191,527	$—	$(169,985)	$21,549

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	551	$1	$150,280	$26	$(117,157)	$33,150
Common stock issued	5	—	—	—	—	—
Stock-based compensation	—	—	1,047	—	—	1,047
Other comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(7,701)	(7,701)
Balances at March 31, 2020	556	1	151,327	4	(124,858)	26,474
Common stock issued, net	889	2	5,282	—	—	5,284
Warrants issued, net	—	—	3,464	—	—	3,464
Exercise of warrants	73	1	826	—	—	827
Common stock issued pursuant to the vesting of restricted stock units and employee stock purchase plan	9	—	27	—	—	27
Stock-based compensation	—	—	1,033	—	—	1,033
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(10,121)	(10,121)
Balances at June 30, 2020	1,527	4	161,959	—	(134,979)	26,984
Common stock issued, net	1,371	3	6,338	—	—	6,341
Warrants issued, net	—		4,028	—	—	4,028
Stock-based compensation	—		964	—	—	964
Net loss	—		—	—	(7,779)	(7,779)
Balances at September 30, 2020	2,898	$7	$173,289	$—	$(142,758)	$30,538

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization and Nature of Operations

The Company

Ra Medical Systems, Inc. (the “Company”) is a medical device company that develops, manufactures and markets an advanced excimer laser and single-use catheter system, together referred to as “DABRA”, used by physicians as a tool in the treatment of peripheral artery disease (“PAD”). The Company was formed on September 4, 2002 in the state of California and reincorporated in Delaware on July 14, 2018.

On August 16, 2021, the Company completed the sale of its Pharos dermatology business (the “Dermatology Business”). As a result, the Company has reported the operating results of the Dermatology Business as discontinued operations in the condensed statements of operations for all periods presented. In addition, the related assets and liabilities associated with the Dermatology Business were reported as assets of discontinued operations and liabilities of discontinued operations in the condensed balance sheets. Unless otherwise noted, discussion within these notes to the unaudited condensed financial statements relates to continuing operations. See Note 3. Discontinued Operations for additional information.

Reverse Stock Split

On November 16, 2020, the Company filed a certificate of amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a reverse stock split of the Company’s common stock at a ratio of one-for-twenty-five (“Reverse Stock Split”). The Reverse Stock Split became effective as of 4:01 p.m. Eastern time on November 16, 2020, and the Company’s common stock began trading on the New York Stock Exchange on a post-split basis on November 17, 2020. Unless otherwise noted, all share and per share numbers contained in these financial statements are reflected on a post-split basis.

COVID-19 and Market Conditions

The global spread of the novel coronavirus (“COVID-19”) has created significant volatility, uncertainty and economic disruption. The ultimate effects of COVID-19 on the Company’s business, operations and financial condition are unknown at this time. In the near term, the Company expects that enrollment in its atherectomy clinical trial will continue to be slowed, as patients elect to postpone voluntary treatments and many physicians’ offices have been either closed or operating at a reduced capacity. The Company’s manufacturing facility located in Carlsbad, California is currently operational. The Company has experienced delays in receiving shipments of parts which has had an impact on the timing of its key engineering efforts but has not affected its ability to support its atherectomy clinical study. However, the extent to which COVID-19 impacts its business will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others. The Company is also experiencing increased difficulty in attracting and retaining key personnel due to a tight labor market.

Going Concern

The Company has experienced recurring net losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $170.0 million at September 30, 2021. For the nine months ended September 30, 2021, the Company used cash of $21.9 million in operating activities from continuing and discontinued operations. As of September 30, 2021, the Company had cash and cash equivalents of $20.6 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future with the Company’s reduced commercial footprint, and as the Company continues to incur costs related to its atherectomy clinical trial, engineering efforts to improve the shelf life of its catheters and develop next generation products and legal costs associated with ongoing litigation. In September 2020, the Company paused commercial sales of the DABRA catheter not being used for the atherectomy clinical trial while it conducted further studies on the stability of its shelf life. The Company submitted additional test data with respect to the DABRA catheter shelf life in March 2021, which was cleared by the U.S. Food and Drug Administration in July 2021. Although eligible, the Company has not resumed commercial sales and is evaluating its commercial catheter strategy. The Company also expects the COVID-19 pandemic to have a continued negative impact on the timing of enrollment in its atherectomy clinical trial as well as the Company’s ability to secure additional financing in a timely manner or on favorable terms, if at all.

Management believes that, based on the Company’s liquidity resources, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements.

Although the Company bolstered its liquidity resources in 2021 and 2020, has an effective shelf registration statement and an “at the market” (“ATM”) offering to allow it to raise additional capital when the opportunities permit and may receive additional funds from the exercise of its warrants depending on market conditions, management has concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. Management plans to address this uncertainty by raising additional funds, if necessary, through public or private equity or debt financings as well as by engaging in regular and ongoing reviews of its business model and strategic options to help ensure that the Company is focusing its cash resources on advancing its key corporate initiatives. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2. Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed balance sheets, results of operations, cash flows and statements of stockholders’ equity for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date after reclassifications related to discontinued operations. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2021.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of estimates

The unaudited condensed financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and reported disclosures of contingent liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s financial statements are based upon a number of estimates, including but not limited to, allowance for doubtful accounts, evaluation of impairment of assets, reserves for warranty costs including product recalls, evaluation of probable loss contingencies, fair value of stock option awards granted and revenue recognition for multiple performance obligations.

Fair Value Measurements

Fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier value hierarchy is used to identify inputs used in measuring fair value as follows:

Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

Level 2 – Inputs other than the quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company measures its cash and cash equivalents and short-term investments at fair value.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company reduces the carrying value of inventories for those items that are potentially excess or obsolete based on changes in customer demand, technological developments or other economic factors.

Catheters are manufactured in-house, and each catheter is tested at various stages of the manufacturing process for adherence to quality standards. Catheters that do not meet functionality specification at each test point are destroyed and immediately written off, with the expense recorded in cost of revenue in the statements of operations. Once manufactured, completed catheters that pass quality assurance are sent to a third-party for sterilization and sealed in a sterile container. Upon return from the third-party sterilizer, a sample of catheters from each batch are re-tested. If the sample tests are successful, the batch is accepted into finished goods inventory. If the sample tests are unsuccessful, the entire batch is written off with the expense recorded in cost of revenue in the statements of operations.

Revenue

The Company generates revenue from the sales of products and services. Product sales consist of the sales of catheters for use with the DABRA laser system. The Company has paused selling commercial product and is only selling catheters for use in the atherectomy clinical trial. The Company’s sales agreements generally do not include right-of-return provisions for any form of consideration, including partial refund or credit against amounts owed to the Company. Services and other revenue primarily consist of billable services, including fees related to DABRA laser commercial usage agreements.

Catheter Revenue

When engaged in commercial sales, the Company enters into a DABRA laser commercial usage agreement or DABRA laser placement acknowledgement with each customer that is supplied a DABRA laser, collectively the “usage agreement”, which provides for specific terms of continued use of the DABRA laser, including a nominal periodic fee. The terms of a usage agreement typically allow the Company to place a DABRA laser at a customer’s specified location without a specified contract term. Under the usage agreement terms, the Company retains all ownership rights to the DABRA laser and is permitted to request the return of the equipment within 10 business days of notification. While the periodic fees are nominal, the usage agreement provides the Company the exclusive rights to supply related single-use catheters to the customer which aggregate the majority of the product sales revenue. There are no specified minimum purchase commitments for the catheters.

The Company recognizes revenue associated with the usage agreements and catheter supply arrangements in accordance with Financial Accounting Standards Board (“FASB”) “Revenue from Contracts with Customers (Topic 606),” since (i) the contracts primarily include variable payments, (ii) the catheters are priced at their standalone selling price and (iii) the laser equipment is insignificant in the context of the contract. Revenue is recognized when the performance obligation is satisfied which is generally upon shipment of the catheters.

Distributor Transactions

In certain markets outside the U.S., the Company sold products and provided services to customers through distributors that specialize in medical device products. The terms of sales transactions through distributors were generally consistent with the terms of direct sales to customers. The Company accounted for these transactions in accordance with the Company’s revenue recognition policy described herein.

The following accounting policies are specifically related to the Company’s discontinued operations:

Laser Sales

The Company recognized revenue on laser sales at the point in time that control transferred to the customer. Control of the product typically transferred upon shipment.

Warranty Service Revenue

The Company typically provided a 12-month warranty with the purchase of its laser systems. Customers could extend the warranty period through the purchase of extended warranty service contracts. Extended warranty service contracts were sold with contract terms ranging from 12 to 60 months and covered periods after the end of the initial 12-month warranty period. The warranty provided the customer with maintenance services in addition to the assurance that the laser product complied with agreed-upon specifications. Therefore, the warranty service was treated as a separate performance obligation from the laser system. Warranty services were a stand-ready obligation, and the Company recognized revenue on a straight-line basis over the service contract term. Warranty service revenue was included in service and other revenue.

Contract Costs

The Company capitalized costs to obtain contracts that were considered incremental and recoverable, such as sales commissions. The capitalized costs were amortized to selling, general and administrative expense over the estimated period of benefit of the asset, which was the contract term. The Company elected to use the practical expedient to expense the costs to obtain a contract when the amortization period was less than one year.

These lease arrangements contained one lease component (the laser) and one non-lease component (warranty service) for which the Company elected the practical expedient to not separate the non-lease component from the lease component. The Company accounted for the combined lease component as an operating lease and recognized lease income on a straight-line basis over the lease term.

Rental Income

The Company also derived income pursuant to its product operating lease agreements for its Pharos laser systems, prior to the sale of the Dermatology Business. Consequently, the Company retained title to the equipment. Depreciation expense on the leased lasers was recorded to cost of revenues on a straight-line basis. The costs to maintain the leased lasers were charged to cost of revenues as incurred.

These lease arrangements contained one lease component (the laser) and one non-lease component (warranty service) for which the Company elected the practical expedient to not separate the non-lease component from the lease component. The Company accounted for the combined lease component as an operating lease and recognized lease income on a straight-line basis over the lease term.

Segment Information

After the sale of the Dermatology Business, the Company began operating its business in one segment, which includes all activities related to the research, development and manufacture of the DABRA system. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and, based on its preliminary assessment, does not believe any will have a material impact on the condensed financial statements or related footnote disclosures.

Note 3. Discontinued Operations

Consistent with the Company’s continued focus on the PAD market, the Company completed the sale of its Dermatology Business to Strata Skin Sciences, Inc. (“Strata”) on August 16, 2021 for cash proceeds of $3.7 million. The Company paid broker and legal fees of approximately $0.2 million related to the sale of the Dermatology Business. In addition, the Company issued a warrant to the broker to purchase 74,247 shares of common stock at an exercise price of $2.99 per share. The warrant is immediately exercisable and expires five years following the date of issuance. The warrant was valued at approximately $0.1 million on the grant date using the Black-Scholes option pricing model based on the following assumptions: expected volatility of 104.55%, risk-free interest rate of 0.32%, expected dividend yield of 0% and an expected term of 2.5 years.

The Dermatology Business was previously disclosed as a separate reportable segment of the Company. The sale of the Dermatology Business resulted in a gain of $3.5 million which is included as a component of income (loss) from discontinued operations in the condensed statements of operations for the three and nine months ended September 30, 2021.

Beginning in the third quarter of 2021, the Company has reported the results of the Dermatology Business in income (loss) from discontinued operations in the condensed statements of operations and excluded them from continuing operations for all periods presented. The assets and liabilities of the Dermatology Business are recorded as assets of discontinued operations and liabilities of discontinued operations, respectively, in the condensed balance sheets.

Certain overhead costs previously allocated to the Dermatology Business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations for all periods presented.

The following table summarizes the carrying amounts of the assets and liabilities included as discontinued operations in the condensed balance sheet at December 31, 2020 (in thousands):

December 31,
2020
Assets of discontinued operations
Accounts receivable, net	$214
Inventories	1,341
Prepaid expenses and other current assets	158
Property and equipment, net	684
Other long-term assets	78
Total assets of discontinued operations	$2,475

Liabilities of discontinued operations
Accounts payable	$100
Accrued expenses	201
Deferred revenue	2,487
Total liabilities of discontinued operations	$2,788

The assets and liabilities of discontinued operations have been classified as current and long-term, as applicable, in the condensed balance sheet at December 31, 2020.

The following table summarizes the major classes of items constituting income (loss) from discontinued operations in the condensed statements of operations for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues
Product sales	$140	$118	$852	$670
Service and other	349	729	1,748	2,259
Total net revenues	489	847	2,600	2,929
Cost of revenues
Product sales	158	347	1,201	1,127
Service and other	238	504	1,089	1,296
Total cost of revenues	396	851	2,290	2,423
Gross income (loss)	93	(4)	310	506
Operating expenses
Selling, general and administrative	330	236	1,110	958
Research and development	134	21	388	47
Total operating expenses	464	257	1,498	1,005
Operating loss	(371)	(261)	(1,188)	(499)
Interest expense, net	(22)	(3)	(94)	(24)
Loss from discontinued operations	(393)	(264)	(1,282)	(523)
Gain on sale of the Dermatology Business	3,473	—	3,473	—
Income (loss) from discontinued operations	$3,080	$(264)	$2,191	$(523)

Depreciation expense for the Dermatology Business was $0.1 million for each of the three months ended September 30, 2021 and 2020 and $0.3 million for each of the nine months ended September 30, 2021 and 2020. There were no capital expenditures for the Dermatology Business during the nine months ended September 30, 2021 and 2020.

Stock-based compensation expense for the Dermatology Business was de minimis and approximately $14,000 for the three months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense was approximately $18,000 and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense of approximately $4,000 and $30,000 was capitalized to inventory and property and equipment during the three months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense of approximately $0.1 million was capitalized to inventory and property and equipment during each of the nine months ended September 30, 2021 and 2020.

Note 4. Fair Value Measurements

Cash equivalents of approximately $9.4 million and $18.4 million at September 30, 2021 and December 31, 2020, respectively, were comprised of money market funds which were measured at fair value on a recurring basis based on Level 1 of the fair value hierarchy.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$884	$547
Work in process	60	270
Finished goods	53	60
Total inventories	$997	$877

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Lasers	$3,151	$3,194
Machinery and equipment	812	834
Computer hardware and software	353	353
Construction in progress	209	51
Leasehold improvements	119	119
Automobiles	62	1,054
Furniture and fixtures	48	48
Property and equipment, gross	4,754	5,653
Accumulated depreciation	(2,724)	(3,126)
Total property and equipment, net	$2,030	$2,527

Depreciation expense was $0.2 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, automobiles were sold for a gain of $0.5 million which is included in selling, general and administrative expenses in the accompanying condensed statements of operations.

Note 7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued legal expenses	$1,393	$957
Compensation and related benefits	496	2,479
Accrued warranty (Note 8)	195	204
Other accrued expenses	548	507
Total accrued expenses	$2,632	$4,147

Note 8. Accrued Warranty

Activity in the warranty accrual is included in accrued expenses in the condensed balance sheets and consisted of the following (in thousands):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Balance at beginning of period	$204	$234
Increase in warranty accrual	—	19
Change in liability for pre-existing warranties	—	4
Claims satisfied	(9)	(53)
Total accrued warranty	$195	$204

The accrued warranty balances at September 30, 2021 and December 31, 2020 each included $0.1 million related to the voluntary recall of catheters, which occurred in September 2019. Warranty expense is included in cost of revenue in the accompanying condensed statements of operations.

Note 9. Paycheck Protection Program Promissory Note

In May 2020, the Company entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“PPP Promissory Note”) with a commercial bank under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Promissory Note bore an interest rate of 1.0% per annum. Under the terms of the PPP Promissory Note, payments would have been due monthly beginning November 1, 2020, and the principal amount of the PPP Promissory Note, along with any unpaid interest, would have been due in May 2022. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 extended the deferral period for all loans to 10 months after the last day of the covered period. Under the revised terms, payments would have been due beginning August 2021, and the principal amount, along with unpaid interest, would have been due in May 2022. The principal and interest could be forgiven if the proceeds were used for forgivable purposes as defined by the terms in the PPP Promissory Note. The Company applied for full forgiveness under the provisions of the CARES Act in March 2021 and received approval by the Small Business Administration on June 24, 2021. Gain on extinguishment of the PPP Promissory Note of $2.0 million was included in other income (expense), net in the condensed statement of operations for the nine months ended September 30, 2021. Interest expense on the PPP Promissory Note for the three months ended September 30, 2021 and 2020 was nil and approximately $5,000, respectively. Interest expense on the PPP Promissory Note for the nine months ended September 30, 2021 and 2020 was approximately $10,000 and $8,000, respectively.

Note 10. Leases

The Company has two operating leases for office and manufacturing space which require it to pay base rent and certain utilities. Monthly rent expense is recognized on a straight-line basis over the terms of the leases, which expire in 2027 and December 2021.

At September 30, 2021, the weighted average remaining lease term was 6.3 years. The operating leases are included in the condensed balance sheets at the present value of the lease payments at a 7% discount rate which approximates the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment, as the leases do not provide an implicit rate.

For each of the three months ended September 30, 2021 and 2020, operating lease expense and cash paid for leases was $0.1 million. For each of the nine months ended September 30, 2021 and 2020, operating lease expense and cash paid for leases was $0.4 million. Amortization for operating lease right-of-use assets was $0.1 million for each of the three months ended September 30, 2021 and 2020 and $0.3 million for each of the nine months ended September 30, 2021 and 2020. Variable costs were de minimis.

Maturities of operating lease liabilities as of September 30, 2021 were as follows (in thousands):

Years Ending December 31,
2021 (remaining three months)	$132
2022	432
2023	445
2024	459
2025	472
2026	486
Thereafter	501
Total operating lease payments	2,927
Less: imputed interest	(572)
Total operating lease liabilities	$2,355

Note 11. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents include warrants, stock options and non-vested restricted stock awards and restricted stock units using the treasury stock method, along with the effect, if any, from outstanding convertible securities.

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

Anti-dilutive share equivalents excluded from the computation of diluted net loss per share at September 30, 2021 consisted of warrants of 2,419,280, stock options of 126,998, restricted stock awards of 312,380, restricted stock units of 45,832 and Employee Stock Purchase Plan shares of 10,462.

Anti-dilutive share equivalents excluded from the computation of diluted net loss per share at September 30, 2020 consisted of warrants of 2,345,033, stock options of 144,851, restricted stock awards of 5,000, restricted stock units of 20,678 and Employee Stock Purchase Plan shares of 3,772.

Note 12. Equity Offerings

In February 2021, the Company completed an ATM offering of 35,768 shares of common stock at a price of $8.39 per share. The Company received approximately $0.3 million in net proceeds, after deducting placement agent’s fees. The Company also incurred $0.2 million in offering fees and other expenses in association with filing the related Registration Statement on Form S-3 with the SEC.

On various dates in May 2021 and June 2021, the Company completed ATM offerings of 2,582,019 shares of common stock at a weighted average price of $4.29 per share. The Company received approximately $10.6 million in net proceeds, after deducting placement agent’s fees.

On various dates in July 2021 and August 2021, the Company completed ATM offerings of 1,139,306 shares of common stock, at a weighted average price of $4.00 per share. The Company received approximately $4.4 million in net proceeds, after deducting offering fees.

Note 13. Stock-Based Compensation

A summary of the stock option activity under the 2018 Equity Incentive Plan (the “2018 Plan”) and the 2018 Stock Compensation Plan is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	124,171	$363.31	6.42
Forfeited	(15,173)	$87.28
Outstanding at September 30, 2021	108,998	$401.74	4.82	$—
Exercisable at September 30, 2021	95,096	$455.95	4.32	$—
Vested and expected to vest at September 30, 2021	108,998	$401.74	4.80	$—

A summary of the stock option activity under the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	18,000	$25.50	9.24
Outstanding at September 30, 2021	18,000	$25.50	8.50	$—
Exercisable at September 30, 2021	6,750	$25.50	8.50	$—
Vested and expected to vest at September 30, 2021	18,000	$25.50	8.50	$—

A summary of the restricted stock unit activity under the 2018 Plan is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	33,548	$21.93
Granted	29,614	$3.99
Vested	(1,845)	$64.80
Forfeited	(15,485)	$14.67
Outstanding at September 30, 2021	45,832	$11.06

A summary of the restricted stock award activity under the 2018 Plan is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	286,161	$4.77
Granted	103,939	$4.82
Vested	(31,388)	$6.96
Forfeited	(50,082)	$5.10
Outstanding at September 30, 2021	308,630	$4.51

A summary of the restricted stock award activity under the 2020 Plan is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	4,375	$25.50
Vested	(625)	$25.50
Outstanding at September 30, 2021	3,750	$25.50

Stock-based compensation expense recorded in operating expenses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative	$78	$757	$1,551	$2,424
Research and development	27	115	251	317
Stock-based compensation in operating expenses	$105	$872	$1,802	$2,741

Stock-based compensation expense of approximately $5,000 and $48,000 was capitalized to inventory and property and equipment during the three months ended September 30, 2021 and 2020, respectively. Stock-based compensation of approximately $0.1 million was capitalized to inventory and property and equipment during each of the nine months ended September 30, 2021 and 2020.

Unrecognized compensation expense for stock options issued as of September 30, 2021 was $0.4 million and is expected to be recognized over a weighted average period of 1.9 years. Unrecognized compensation expense for the restricted stock units as of September 30, 2021 was $0.3 million and is expected to be recognized over a weighted average period of 2.0 years. Unrecognized compensation expense for the restricted stock awards as of September 30, 2021 was $0.8 million and is expected to be recognized over a weighted average period of 2.4 years.

Note 14. Commitments and Contingencies

Legal

In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

Securities Litigation

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et. al., (Civil Action no. 19CV1079 LAB NLS) was filed in the United States (“U.S.”) District Court for the Southern District of California against the Company, certain current and former officers and directors, and certain underwriters of the Company’s initial public offering. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in the Company’s registration statement in violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. The court has not yet ruled on defendants’ motion to dismiss.  On November 12, 2021, following a private settlement mediation with the lead plaintiffs, the parties executed a stipulation of settlement that resolved the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $10.0 million. The Company expects to pay approximately $1.0 million towards the settlement, the amount remaining on its self-insured retention/deductible, and the Company’s insurers will pay the remaining balance. The proposed settlement requires both preliminary and final approval by the court. Should the court not approve the proposed settlement or if the proposed settlement otherwise does not become final, the parties will be returned to their litigation postures prior to the execution of the stipulation of settlement. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s financial condition and its results of operations for the period or periods in which it is incurred.

On October 1, 2019, a shareholder derivative complaint captioned Noel Borg v. Dean Irwin, et. al (Civil Action no. 1:99-cm-09999) was filed in the U.S. District Court for the District of Delaware against certain current and former officers and directors, purportedly on behalf of the Company, which is named as a nominal defendant in the action. The complaint alleges breaches of fiduciary duty, unjust enrichment, waste, and violations of Section 14(a) of the Securities Exchange Act of 1934. On October 21, 2019, pursuant to the parties’ stipulation, the court stayed the derivative lawsuit until the related class action is resolved. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery from the defendants would be to the benefit of the Company. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

Settlement Agreements with the Department of Justice and Participating States

As previously announced on December 28, 2020, the Company entered into a Settlement Agreement with the U.S., acting through the Department of Justice (“DOJ”) and on behalf of the Office of Inspector General (“OIG”), and other settlement agreements with certain state attorneys general to resolve investigations and a related civil action concerning its marketing of the DABRA laser system and DABRA-related remuneration to certain physicians.

Pursuant to the terms of the Settlement Agreement and the agreements with the participating states, (a) if the Company’s revenue exceeds $10 million in any of fiscal years 2021-2024, the Company also is required to pay for the corresponding year: $500,000 for 2021, $750,000 for 2022, $1 million for 2023, and $1.25 million for 2024; (b) if the Company is acquired or is otherwise involved in a change in control transaction before the end of 2024, the Company is required to pay an additional settlement amount of $5 million, plus 4% of the value attributed to the Company in the transaction, so long as the attributed value is in excess of $100 million, with the total change in control payment never to exceed $28 million; and (c) if the Company’s obligations under the Settlement Agreement are avoided by bankruptcy, the U.S. may rescind the releases and bring an action against the Company in which the Company agrees is not subject to an automatic stay, is not subject to any statute of limitations, estoppel or laches defense, and is a valid claim in the amount of $56 million, minus any prior change in control payments.

.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available. This section should be read in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this report. The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, those described in “Risk Factors”. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section entitled “Risk Factors” included in Part II, Item 1A and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

This Quarterly Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

References to “we”, “us” and “our” refer to Ra Medical Systems, Inc.

Overview and Recent Developments

Ra Medical Systems, Inc. is a medical device company leveraging its advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases. We believe our products enhance patients’ quality of life by restoring blood-flow in arteries.

Consistent with our business strategy to continue focusing on the peripheral artery disease, or PAD, market, we completed the sale of our Pharos laser business, or Dermatology Business, to Strata Sciences, Inc., or Strata, on August 16, 2021. Accordingly, we removed the related assets and liabilities from the condensed balance sheets as of that date and included the results of the Dermatology Business in discontinued operations for all periods presented. See Note 3. Discontinued Operations to our unaudited condensed financial statements for additional information on discontinued operations. Unless otherwise noted, amounts for all periods discussed below reflect the results of operations and financial condition from our continuing operations.

The DABRA laser and single-use catheter, together referred to as DABRA, is used as a tool in the treatment of peripheral artery disease, or PAD, which commonly occurs in the legs. DABRA is cleared by the U.S. Food and Drug Administration, or FDA, as a device for crossing chronic total occlusions in patients with symptomatic infrainguinal lower extremity vascular disease and with an intended use for ablating a channel in occlusive peripheral vascular disease. DABRA was also granted CE mark approval in Europe in September 2016 for the endovascular treatment of infrainguinal arteries via atherectomy and for crossing total occlusions.

Our business strategy is focused on multiple engineering efforts to improve our catheter offering and explore new markets, as well as conducting a clinical study to obtain an atherectomy “indication for use” in the United States, or U.S. Key catheter engineering efforts currently underway include projects to:

•

Extend our catheter’s shelf life. During 2020, we identified the factors limiting our shelf life, including the introduction of unwanted elements in the catheter’s fluid core and the degradation of the coating on the inner diameter, and we are currently implementing multiple remediations to address these issues. Our internal real time aging test data supports shelf life for our catheter of at least six months;

•

Increase the robustness of our catheter via a braided overjacket, or a similar design, to make the catheter more kink-resistant when navigating tortuous anatomy. We expect to complete the engineering work for this catheter and subsequently submit to the FDA for clearance in the first quarter of 2022; and

•

Develop a version of the DABRA catheter that is compatible with a standard guidewire. We completed several guidewire-compatible catheter prototypes in the fourth quarter of 2020 and then conducted in vitro evaluations with several physicians. We expect to finalize the design for this catheter in the first quarter of 2022 and subsequently submit to the FDA for clearance.

As stated, we are currently pursuing an atherectomy indication for use, which the FDA defines to include a pre-specified improvement in luminal patency. To satisfy the FDA’s data requirements to support an atherectomy indication, we are performing a pivotal study designed to allow the FDA to evaluate the use of DABRA in atherectomy procedures. We received an Investigational Device Exemption approval in January 2020, and the study is approved for up to 10 clinical sites and 100 subjects.

We enrolled the first subject in February 2020. Throughout much of 2021 and 2020, the novel coronavirus, or COVID-19, pandemic substantially impacted our ability to activate new sites and enroll additional subjects. Many sites or potential sites have been or are currently operating at a reduced capacity, and some have been closed from time to time. In addition, potential study subjects may voluntarily opt to postpone their procedures due to COVID-19 concerns. As of November 10, 2021, we have enrolled 85 subjects and seven sites have been cleared to enroll subjects. Due to the unpredictable impact the COVID-19 pandemic has had and will continue to have on enrollment in this study, we currently cannot estimate when enrollment will be completed.

We are continuing to supply catheters to those sites involved in our atherectomy clinical study. We paused shipments of catheters to commercial sites while we conducted further studies on the stability of their shelf life. We submitted additional test data with respect to the DABRA catheter shelf life in a traditional 510(k) in March 2021, which was cleared by the FDA in July 2021. Although eligible, we have not resumed commercial sales as we continue evaluating our commercial catheter strategy.

Finally, we are conducting research to prove the feasibility of using a DABRA-derived catheter technology to fracture calcium in arteries in a procedure known as lithotripsy. Preliminary research work has demonstrated that the DABRA laser system can be utilized to create shockwaves of sufficient magnitude to fracture calcium in arteries. Fracturing calcium in coronary or peripheral arteries can help make the arteries less rigid, thus making subsequent procedures easier and/or safer to perform. We have fabricated a prototype system and intend to conduct a preclinical study in the next few months to confirm our initial benchtop results.

COVID-19 and Market Conditions

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. The ultimate effects of COVID-19 on our business, operations and financial condition are unknown at this time. In the near term, we expect that enrollment in our atherectomy clinical trial will continue to be slowed, as patients elect to postpone voluntary treatments and physicians’ offices are either closed or operating at a reduced capacity. Our manufacturing facility located in Carlsbad, California is currently operational. We have experienced delays in receiving shipments of parts which has had an impact on the timing of our key engineering efforts but has not affected our ability to support our atherectomy clinical study. However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others. We are also experiencing increased difficulty in attracting and retaining key personnel due to a tight labor market.

Components of our Results of Operations

Net Revenue

Product sales consist of the sales of catheters for use with the DABRA laser. We are currently not selling commercial product and are only selling catheters for use in our atherectomy clinical trial.

Service and other revenue consists primarily of billable services, including fees related to DABRA laser commercial usage agreements which are recognized when the services are provided.

We have historically used distributors outside the U.S. in markets where we have received regulatory approval. We expect to continue to seek regulatory approvals for our product in additional strategic markets.

Cost of Revenue

Cost of revenue for product sales consists primarily of costs of components for use in our products, the labor that is used to produce our products, and the manufacturing overhead that support production.

Cost of revenue for service and other consists primarily of depreciation on the lasers we own.

Gross Profit (Loss)

We calculate gross profit (loss) as revenue less cost of revenue. Our gross profit (loss) has been and will continue to be affected by a variety of factors, primarily production volumes, the cost of direct materials, manufacturing costs, product yields, headcount and cost-reduction strategies. Our gross loss would be reduced if our production volume increased, and certain costs remain fixed or increased at a slower rate. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs.

Research and Development Expenses

Research and development, or R&D, expenses include:

•	certain employee-related expenses, including salaries, benefits, travel expense and stock-based compensation expense;
•	cost of clinical studies to support new products and product enhancements, including expanded indications;
•	supplies used for internal R&D and clinical activities; and
•	cost of outside consultants who assist with technology development and clinical affairs.

We expense R&D costs as incurred. In the future, we expect R&D expenses to increase if we continue to develop new products, enhance existing products and technologies or perform activities related to obtaining additional regulatory approval. However, we expect R&D expenses as a percentage of total expenses to vary over time, depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trials and studies and other related activities.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses primarily consist of employee-related expenses, including salaries, benefits, travel expense, sales commissions and stock-based compensation expense. Other SG&A expenses include professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses, facilities-related expenses and shipping and handling costs. We expect continued legal costs associated with ongoing litigation.

Results of Operations

The following table sets forth our results of continuing operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net revenue	$5	$68	$(63)	$17	$259	$(242)
Cost of revenue	246	568	(322)	1,213	1,746	(533)
Research and development expenses	2,942	2,312	630	8,521	5,534	2,987
Selling, general and administrative expenses	4,211	4,695	(484)	11,285	18,154	(6,869)
Other income (expense), net	16	(8)	24	2,028	97	1,931

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Net Revenue

The decreases in net revenue of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year were due to decreased catheter unit sales as a result of pausing commercial sales in late 2020 while we conducted further studies on the stability of the catheter’s shelf life. However, we have continued to supply catheters to clinical trial sites.

We expect our net revenue to be negatively impacted in the short term as we sell catheters only to support our atherectomy clinical study while we continue efforts to remedy the inconsistencies in our DABRA catheter performance and obtain an atherectomy indication.

Cost of Revenue

The decreases in cost of revenue of $0.3 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year were due to decreases in catheter unit sales, partially offset by increases in costs of repairs and maintenance on catheter manufacturing equipment.

Research and Development Expenses

The increase in R&D expenses of $0.6 million for the three months ended September 30, 2021 as compared to the corresponding period in the prior year was primarily due to increases of $0.7 million in personnel and consulting expenses, $0.2 million in clinical study expenses and $0.1 million in other expenses, partially offset by decreases of $0.2 million in R&D supplies expense and $0.1 million in stock-based compensation expense. These increases were due to engineering efforts on our next-generation catheters, including increased shelf life and improved deliverability, and also progress on the atherectomy clinical study.

The increase in R&D expenses of $3.0 million for the nine months ended September 30, 2021 as compared to the corresponding period in the prior year was due to increases of $1.9 million in personnel and consulting expenses, $0.6 million in R&D supplies expense, $0.2 million in clinical study expenses, $0.3 million in other expenses, partially offset by a decrease of $0.1 million in stock-based compensation expense. These increases were due to engineering efforts on our next-generation catheters, including increased shelf life and improved deliverability, and progress on the atherectomy clinical study.

Selling, General and Administrative Expenses

The decrease in SG&A expenses of $0.5 million for the three months ended September 30, 2021 as compared to the corresponding period in the prior year was due to decreases of $0.7 million in stock-compensation expense, $0.3 million in insurance expense due to a reduction in premiums, $0.2 million in depreciation expense and $0.2 million in other costs, including sales related costs, travel and trade shows and public company expenses, partially offset by a $0.9 million increase in legal expenses, primarily due to amounts accrued relating to the securities class action lawsuit.

The decrease in SG&A expenses of $6.9 million for the nine months ended September 30, 2021 as compared to the corresponding period in the prior year was due to decreases of $2.7 million in legal expenses due to a decrease in legal expenses, $1.4 million in salary, benefits, recruiting expenses and other personnel-related costs primarily due to reduced headcount as a result of continued cost reduction efforts, $0.9 million in stock-based compensation expense, $0.9 million in insurance expense due to a reduction in premiums, $0.6 million in depreciation expense, $0.5 million in public company expenses, $0.2 million in sales and marketing related costs and $0.1 million in other costs, partially offset by an increase of $0.9 million in consulting and professional expenses. In addition, we had a $0.5 million gain on sale of vehicles during the nine months ended September 30, 2021. We had no such gain during the nine months ended September 30, 2020.

Other Income (Expense), Net

The increase in other income (expense), net was de minimis for the three months ended September 30, 2021 as compared to the corresponding period of the prior year.

The increase in other income (expense), net of $1.9 million for the nine months ended September 30, 2021 as compared to the corresponding period in the prior year was primarily due to the $2.0 million gain from the forgiveness of the loan received in the form of a Paycheck Protection Program Promissory Note and Agreement, or PPP Promissory Note, under the Coronavirus Aid, Relief and Economic Security Act.

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

We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations are that:

•

EBITDA excludes certain recurring, non-cash charges, such as depreciation and amortization of long-lived assets, although these non-cash charges are for assets that may have to be replaced in the future; and

•

Adjusted EBITDA further excludes stock-based compensation expense which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.

In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

A reconciliation for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP is included below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business. We define Adjusted EBITDA as our GAAP loss from continuing operations as adjusted to exclude depreciation and amortization, interest income, interest expense, income tax expense, stock-based compensation, gain on extinguishment of the PPP promissory note and loss (gain) on sales and disposals of property and equipment.

The following is a reconciliation of loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss from continuing operations	$(7,378)	$(7,515)	$(18,974)	$(25,078)
Depreciation and amortization	319	528	974	1,530
Interest income	—	(4)	(2)	(128)
Interest expense	—	12	12	31
Income tax expense	—	—	—	—
EBITDA	(7,059)	(6,979)	(17,990)	(23,645)
Stock-based compensation	110	919	1,887	2,867
Gain on extinguishment of PPP promissory note	—	—	(2,023)	—
Loss (gain) on sales and disposals of property and equipment	4	—	(489)	—
Adjusted EBITDA	$(6,945)	$(6,060)	$(18,615)	$(20,778)

The increase in negative Adjusted EBITDA of $0.9 million for the three months ended September 30, 2021 as compared to the corresponding period in the prior year is primarily due to the increase in R&D expenses related to efforts to improve our catheter design and costs related to our clinical study and the increase in SG&A expenses primarily due to higher legal expenses from amounts accrued related to the securities class action lawsuit.

The decrease in negative Adjusted EBITDA of $2.2 million for the nine months ended September 30, 2021 as compared to the corresponding period in the prior year is primarily due to the decrease in SG&A expenses consisting of a decrease in legal expenses related to the government investigations and a decrease in personnel and other expenses due to continued cost saving initiatives, partially offset by an increase in R&D expenses related to efforts to improve our catheter design and costs related to our clinical study.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $20.6 million and an accumulated deficit of $170.0 million. Our primary sources of capital have been the net proceeds of $67.3 million from our initial public offering, the net proceeds of $19.1 million from our 2020 public offerings, the net proceeds of $15.1 million from our “at the market”, or ATM, offerings, the net proceeds of $3.5 million from the sale of our Dermatology Business, the proceeds of $2.0 million received in the form of a PPP Promissory Note and, to a lesser extent, private placements of common stock and equipment financing arrangements.

Management expects operating losses and negative cash flows to continue for the foreseeable future with our reduced commercial footprint, and as we continue to incur costs related to our atherectomy clinical trial, engineering efforts to improve the shelf life of our catheters, development of our next generation products and legal costs associated with ongoing litigation. We also expect the COVID-19 pandemic to have a continued negative impact on the timing of enrollment in our atherectomy clinical trial as well as our ability to secure additional financing in a timely manner or on favorable terms, if at all. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We continue to analyze opportunities for cost reductions. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations. Such measures may impair our ability to invest in developing, marketing and selling new and existing products.

As a public company, we incur and will continue to incur significant legal, accounting, insurance, and other expenses. We expect legal and related expenses to remain high in the near term in connection with the legal proceedings discussed in Note 14. Commitments and Contingencies in the notes to the unaudited condensed financial statements.

Our future capital requirements will depend on many factors, including:

•

our ability to complete our atherectomy trial in a timely manner or at all, which may be affected by reductions in voluntary medical procedures during the ongoing COVID-19 pandemic as well as by limitations in our DABRA catheter performance, as described above;

•

the amount and timing of revenue generated by sales of our DABRA products and other products that get approved in the U.S. and select non-U.S. markets, as well as the amount of sales personnel required to generate the revenue;

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

•	the extent to which our products are adopted by the physician community;
•	the ability of our customers to obtain adequate reimbursement from third-party payors for procedures performed using DABRA;
•	the degree of success we experience in commercializing DABRA;
•	the costs, timing and outcomes of any future clinical studies and regulatory reviews, including to seek and obtain approvals for new indications for our products;
•	the costs and timing of developing variations of DABRA and, if necessary, obtaining FDA clearance to market such variations;
•	the emergence of competing or complementary technologies;
•	the number and types of future products we develop and commercialize;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the level of our selling, general and administrative expenses.

Although we bolstered our liquidity resources in 2021 and 2020, have an effective shelf registration statement, an “at the market” offering to allow us to raise additional capital when the opportunities permit, and may receive additional funds from the exercise of our warrants depending on market conditions, management has concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. We plan to address this uncertainty by raising additional funds, if necessary, through public or private equity or debt financings as well as by engaging in regular and ongoing reviews of our business model and strategic options to help ensure that we are focusing our cash resources on advancing our key corporate initiatives. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders.

Further, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3. We are currently subject to General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, and the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report, until such time as our public float exceeds $75 million.

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

Cash Flows

The following information reflects cash flows for continuing operations and discontinued operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(21,914)	$(18,890)
Net cash provided by investing activities	3,803	15,928
Net cash provided by financing activities	14,821	22,024

Net Cash Used in Operating Activities

Net cash used in operating activities of $21.9 million for the nine months ended September 30, 2021 consisted of a net loss of $16.8 million and non-cash adjustments to net loss of $6.0 million, consisting of the gain on sale of the Dermatology Business of $3.5 million, gain on extinguishment of the PPP Promissory Note of $2.0 million and gain on sale of property and equipment of $0.5 million. In addition, we experienced a decrease in net operating assets and liabilities of $2.3 million and non-cash charges of $3.2 million, consisting of stock-based compensation and depreciation and amortization.

Net cash used in operating activities of $18.9 million for the nine months ended September 30, 2020 consisted of a net loss of $25.6 million and a decrease in net operating assets and liabilities of $1.7 million and non-cash charges of $5.0 million, consisting primarily of stock-based compensation and depreciation and amortization.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $3.8 million for the nine months ended September 30, 2021 consisted primarily of the net proceeds from the sale of the Dermatology Business of $3.5 million and proceeds from sales of property and equipment of $0.5 million, partially offset by purchases of property and equipment of $0.2 million.

Net cash provided by investing activities of $15.9 million for the nine months ended September 30, 2020 consisted primarily of $16.0 million in proceeds from maturities of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $14.8 million for the nine months ended September 30, 2021 consisted primarily of net proceeds of $15.1 million from our ATM offerings, partially offset by payments of $0.3 million on our equipment financing.

Net cash provided by financing activities of $22.0 million for the nine months ended September 30, 2020 consisted primarily of net proceeds of $19.4 million from our 2020 public offerings, $0.8 million in proceeds from the exercise of warrants associated with the May 2020 public offering and $2.0 million in proceeds from the PPP Promissory Note, partially offset by payments of $0.2 million on our equipment financing.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial position and results of operations is based on our unaudited interim condensed financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 17, 2021.

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

Contractual Obligations

During the nine months ended September 30, 2021, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

We had cash and cash equivalents of $20.6 million as of September 30, 2021. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et. al., (Civil Action no. 19CV1079 LAB NLS) was filed in the U.S. District Court for the Southern District of California against us, certain current and former officers and directors, and certain underwriters of our initial public offering, or IPO. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in our registration statement in violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. On June 10, 2021, defendants moved to dismiss the second amended complaint. The court has not yet ruled on defendants’ motion to dismiss.  On November 12, 2021, following a private settlement mediation with the lead plaintiffs, the parties executed a stipulation of settlement that resolved the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $10.0 million. We expect to pay approximately $1.0 million towards the settlement, the amount remaining on our self-insured retention/deductible, and our insurers will pay the remaining balance. The proposed settlement requires both preliminary and final approval by the court. Should the court not approve the proposed settlement or if the proposed settlement otherwise does not become final, the parties will be returned to their litigation postures prior to the execution of the stipulation of settlement. Should we ultimately be found liable, the liability could have a material adverse effect on our financial condition and our results of operations for the period or periods in which it is incurred.

On October 1, 2019, a shareholder derivative complaint captioned Noel Borg v. Dean Irwin, et. al (Civil Action no. 1:99-cm-09999) was filed in the U.S. District Court for the District of Delaware against certain current and former officers and directors, purportedly on behalf of the Company, which is named as a nominal defendant in the action. The complaint alleges breaches of fiduciary duty, unjust enrichment, waste, and violations of Section 14(a) of the Securities Exchange Act of 1934. On October 21, 2019, pursuant to the parties’ stipulation, the court stayed the derivative lawsuit until the related class action is resolved. While we have obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery from the defendants would be to the benefit of us.

Settlement Agreements with the Department of Justice and Participating States

As previously announced on December 28, 2020, we entered into a Settlement Agreement with the United States of America, acting through the DOJ and on behalf of the OIG, and other settlement agreements with certain state attorneys general to resolve investigations and a related civil action concerning our marketing of the DABRA laser system and DABRA-related remuneration to certain physicians.

Pursuant to the terms of the Settlement Agreement and the agreement with the participating states, (a) if our revenue exceeds $10 million in fiscal years 2021-2024, we also are required to pay an additional amount in settlement for the corresponding year: $500,000 for 2021, $750,000 for 2022, $1 million for 2023, and $1.25 million for 2024; (b) if we are acquired or are otherwise involved in a change in control transaction before the end of 2024, we are required to pay an additional settlement amount of $5 million, plus 4% of the value attributed to us in the transaction, so long as the attributed value is in excess of $100 million, with the total change in control payment never to exceed $28 million; and (c) if our obligations under the Settlement Agreement are avoided by bankruptcy, the U.S. may rescind the releases and bring an action against us in which we agree is not subject to an automatic stay, is not subject to any statute of limitations, estoppel or laches defense, and is a valid claim in the amount of $56 million, minus any prior change in control payments.

Other Litigation

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, before making an investment decision. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

•

Our future operating results depend upon our ability to obtain components in sufficient quantities on commercially reasonable terms or according to schedules, prices, quality and volumes that are acceptable to us, and suppliers may fail to deliver components, or we may be unable to manage these components effectively or obtain these components on such terms.

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

Our future financial success will depend substantially on our ability to effectively and profitably manufacture, market and sell DABRA. The commercial success of DABRA will depend on a number of factors, including the following:

•	our ability to timely remedy the current inconsistencies in our DABRA catheter performance, including extended shelf life and reduce non-calibrations, reduced kinking, and identify future issues;
•	our ability to further enhance our DABRA catheter performance with an improved design to make the catheter more kink-resistant when navigating tortuous anatomy;
•	our ability to develop a guidewire-compatible version of our DABRA catheter designed to allow physicians to navigate the vasculature more easily;
•	our ability to develop a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures;
•	our ability to upgrade the DABRA laser’s functionality and user interface, and maintain necessary regulatory clearances;
•	our ability to continue commercializing DABRA for its cleared indications for use with a smaller sales force;
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

Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development and commercialization efforts. As of September 30, 2021, we had cash and cash equivalents of $20.6 million and an accumulated deficit of $170.0 million. For the nine months ended September 30, 2021 and the year ended December 31, 2020, we used cash of $21.9 million and $28.3 million, respectively, in operating activities from continuing and discontinued operations. We have experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit and expect to continue to incur net losses into the foreseeable future. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

In the near term, we expect our recurring operational costs to decrease as a result of our cost savings initiatives. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We have suspended sales of DABRA catheters not related to our atherectomy clinical trial. We submitted additional test data with respect to the DABRA catheter shelf life in March 2021, which was cleared by the FDA in July 2021. Further such actions may be required on an ongoing basis to optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. Until we are able to generate sufficient revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Additionally, we anticipate additional legal and other costs related to the securities class action and derivative lawsuits, as well as compliance with, and payments under, the terms of our Settlement Agreement and Corporate Integrity Agreement associated with our settlements with the DOJ and the participating states. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development and these lawsuits and ongoing government investigation, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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

•

our ability to achieve sufficient market acceptance, the ability for our customers to get coverage and adequate reimbursement from third-party payors and our ability to achieve acceptable market share for DABRA;

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
•

the costs associated with manufacturing, selling, and marketing DABRA for their cleared or approved indications or any other indications for use for which we receive regulatory clearance or approval, including the cost and timing of expanding our manufacturing capabilities, as well as establishing our sales and marketing capabilities;

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

Our success will depend, in part, on the acceptance of our products as safe, useful and, with respect to physicians, cost effective and easy to use. We cannot predict how quickly, if at all, catheterization laboratories and physicians will accept our products or, if accepted, how frequently they will be used. Patients and their care providers must believe our products offer benefits over alternative treatment methods. Additional factors that will influence whether our products gain and maintain market acceptance, include:

•	whether we are able to successfully and timely remedy the inconsistencies in our DABRA catheter performance, including extending shelf life and reducing non-calibrations;
•	whether physicians, catheterization laboratory owners and operators, patients, and others in the medical community consider our products to be safe, effective, and cost-effective treatment methods;
•	our ability to improve and extend the shelf life of our DABRA catheters and obtain FDA clearance for the extended shelf life;
•	our ability to further enhance our DABRA catheter performance with an improved design to reduce kinking when navigating tortuous anatomy;
•	our ability to develop a guidewire-compatible version of our DABRA catheter designed to allow physicians to navigate the vasculature more easily;
•	our ability to upgrade the DABRA laser’s functionality and user interface, and maintain necessary regulatory clearances;
•	whether we are able to receive FDA clearance for an atherectomy indication for use;
•	the potential and perceived advantages of our products over alternative treatment methods;
•	the convenience, amount of training required, and ease of use of DABRA relative to alternative treatment methods;
•	matters arising out of our completed Audit Committee investigation, securities class action and derivative lawsuit, including the impact of any settlement or adverse judgment;
•	the prevalence and severity of any side effects associated with using our products;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling cleared or approved by the FDA or other authorities;
•	the cost of treatment in relation to alternative treatments methods;
•	pricing pressure, including from group purchasing organizations, or GPOs, seeking to obtain discounts on DABRA based on the collective buying power of the GPO members;
•	the availability of adequate coverage, reimbursement and pricing by third-party payors, including government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;
•	our ability to provide incremental clinical and economic data that shows the safety and clinical efficacy and cost effectiveness of, and patient benefits from, our products; and
•	the effectiveness of our sales and marketing efforts for DABRA.

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

Beginning in the fourth quarter of 2018, we started experiencing inconsistencies in our DABRA catheter performance. We believed at the time that these inconsistencies were related to controlling the temperature of the oven used in the manufacturing process, which we had previously referred to as production limitations. These inconsistencies led to an increase in the number of catheters that failed to calibrate at customer sites, despite calibrating successfully during our quality assurance steps. During that same period, our sales team noted higher rates of non-calibration of catheters at customer physician offices. The higher than anticipated rates of non-calibration resulted in customer dissatisfaction with the product, resulting in what we believe to be fewer purchases by our customers and therefore lower revenue during the fourth quarter of 2018 and into 2019, however, the decrease in purchases and the impact of such decrease on our revenues is not determinable. In response, we upgraded our temperature control regulator and made certain changes in our production flow and validated the changes that we believed corrected the production limitations. After manufacturing several well-performing lots with this upgraded process, the percentage of catheters that failed to calibrate at customer sites began to increase after decreasing during April and May 2019. After collecting field data and performing internal testing, we observed that while catheters can perform satisfactorily up to one year, catheters that were more than two months from sterilization had a significantly higher rate of non-calibration than catheters that were within two months from sterilization. As a result, in September 2019, we initiated a voluntary recall of our catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters. At the FDA’s request, we engaged in additional shelf life testing as part of a special 510(k) and suspended commercial sales of catheters in order to remedy the shelf life issues. The FDA subsequently decided not to clear the special 510(k) and requested to see additional test data to confirm the stability of the shelf life before permitting us to resume commercial sales. We submitted this additional test data with respect to the DABRA shelf life in March 2021 in a traditional 510(k) and received clearance by the FDA in July 2021.

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

We incurred losses from continuing operations of $19.0 million and $35.5 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $170.0 million. We expect to continue to incur significant manufacturing, product development, regulatory and other expenses as we continue to remedy the inconsistencies in our DABRA catheter performance, to obtain regulatory clearances or approvals for our products in additional jurisdictions and for additional indications, to develop new products or add new features to our existing products, and to defend, cooperate and resolve pending lawsuits and government investigation, as applicable. In addition, our general and administrative expenses have increased following our initial public offering and we expect these costs to continue due to the additional costs associated with being a public company. The losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for an extended period of time. Our failure to achieve or maintain profitability would have a material adverse effect on our business, financial condition, and results of operations and could negatively impact the value of our common stock.

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

If a disaster such as a pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to occur in an area in which we operate, our operations could be adversely affected. For example, COVID-19 has now been characterized as a global pandemic and how long and how extensive the economic effects will last, has not been determined. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others. A further spread of the pandemic could cause include the temporary closure of our manufacturing facilities and those used in our supply chain processes, restrictions on the export or shipment of our products, business closures in impacted areas, and further restrictions on our employees’ and consultants’ ability to travel and to meet with customers. The pandemic has, and will likely continue, to cause delays in enrollment in our atherectomy indication trial. In addition, we have experienced delays in receiving shipments of parts which has had an impact on the timing of our key engineering efforts but has not affected our ability to support our atherectomy indication clinical trial. The pandemic could also adversely affect our ability to secure additional financing in a timely manner or on favorable terms, if at all.

We are involved in securities litigation, and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.

In June 2019, we became the subject of a lawsuit alleging securities law violations based on alleged misstatements or omissions in the Registration Statement for our IPO and in subsequent public statements. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to this lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this lawsuit, see Note 14. Commitments and Contingencies in the notes to the unaudited condensed financial statements included elsewhere in this Quarterly Report.

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

The healthcare industry is highly competitive. There are numerous approved products for treating vascular diseases in the indications in which we have received clearance or approval and those that we may pursue in the future. Many of these cleared or approved products are well-established and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may encourage the use of competitors’ products. In addition, many companies are developing products, and we cannot predict what the standard of care will be in the future.

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

If DABRA is not cleared or approved for new indications, our commercial opportunity will be limited.

We market and sell DABRA for use as a tool in the treatment of vascular blockages resulting from lower extremity vascular disease. Although physicians, in the practice of medicine, may prescribe or use marketed products for uncleared or unapproved indications, manufacturers may promote their products only for the cleared or approved indications and in accordance with the provisions of the cleared or approved label. However, one of our strategies in the future is to pursue additional vascular indications for DABRA. Submitting the required applications for additional indications may require substantial additional funding beyond our cash and cash equivalents as of September 30, 2021. We cannot assure you that we will be able to successfully obtain clearance or approval for any of these additional product indications through the application process or that a premarket FDA submission may not be necessary.

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

The medical device market is characterized by extensive research and development and rapid technological change. Technological progress or new developments in our industry could adversely affect sales of our products. Our products could be rendered obsolete because of future innovations by our competitors or others in the treatment of vascular diseases, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Our promotional materials and training methods must comply with FDA regulations and other applicable laws, including restraints and prohibitions on the promotion of off-label, or uncleared use, of our products. Physicians may use our products for off-label use without regard to these prohibitions, as FDA regulations do not restrict or regulate a physician’s choice of treatment within the practice of medicine. Although our policy is to follow published FDA guidance in order to avoid promoting our products improperly, the FDA or other regulatory agencies or third parties could disagree and conclude that we have engaged in off-label promotion. For example, our DABRA Laser System has been cleared by the FDA for crossing chronic total occlusions in patients with symptomatic infrainguinal lower extremity vascular disease and has an intended use for ablating a channel in occlusive peripheral vascular disease. We have not received FDA clearance or approval to market DABRA for an atherectomy indication, and we may not promote DABRA for an atherectomy indication. Without admitting any liability or wrongdoing, on December 28, 2020, we entered into a Settlement Agreement with the DOJ, other settlement agreements with certain state attorneys general and a related Corporate Integrity Agreement that resolved civil investigations and a related civil lawsuit. Our pivotal clinical study of the DABRA Laser System completed in 2017 would not be sufficient to expand our FDA-cleared indication for use to an atherectomy indication for use, which the FDA currently defines to include a prespecified improvement in luminal patency, or prespecified increase in the openness of the artery at a pre-defined time point, such as nine months following a DABRA procedure, using a consistent assessment tool.

We cannot predict the extent to which our competitors may be successful in dissuading physicians from using the DABRA system out of concerns regarding reimbursement. Furthermore, we may incur additional liability from claims initiated under the Lanham Act or other federal and state unfair competition laws with respect to how our products have been marketed and promoted.

In addition, we operate in an industry characterized by extensive litigation. However, the scope of potential liability with respect to any such claims, enforcement actions, or lawsuits is uncertain, and we cannot assure you that we will not receive claims from competitors or other third parties or be subject to enforcement actions in the future from regulatory agencies. For example, the FDA, FTC, the Office of the Inspector General of the Department of Health and Human Services, or HHS, the DOJ and various state attorneys general actively enforce laws and regulations that prohibit the promotion of off-label uses. As disclosed above, on December 28, 2020, we entered into a Settlement Agreement and the related Corporate Integrity Agreement to resolve a DOJ civil investigation into, among other things, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and in connection with the Settlement Agreement, we also have reached agreements with certain state attorneys general.

The False Claims Act, prohibits, among other things, making a fraudulent claim for payment of federal funds, causing such a fraudulent claim to be made, or making a false statement to get a false claim paid. The government may assert that a claim resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim under the False Claims Act. Many companies have faced government investigations or lawsuits by whistleblowers who bring a qui tam action under the False Claims Act on behalf of themselves and the government for a variety of alleged improper marketing activities, including providing free product to customers expecting that the customers would bill federal programs for the product, providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products, and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued False Claims Act cases against medical device companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Medical device and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs. If we are found to have improperly promoted off-label uses, we may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages, exclusion from federal funded healthcare programs and potential liability under the federal False Claims Act and any applicable state false claims act. Due to the Settlement Agreement and the Corporate Integrity Agreement and the concluded SEC investigation, we have incurred, and will continue to incur, substantial legal costs, including settlement costs, costs of compliance with such agreements, and payments made pursuant to such agreements, and business disruption, including from ongoing and future compliance with such agreements. In the future, if we are found to have violated the False Claims Act, it may result in significant financial penalties, on a per claim or statement basis, treble damages and exclusion from participation in federal health care programs. In addition, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials, which could negatively impact our marketing and decrease demand for our products. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers, competitors, or other persons claiming to be harmed by such conduct.

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

In the U.S., we are subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. There are similar laws in other countries. These laws may impact, among other things, the sales, marketing and education programs for our products. The federal Anti-Kickback Statute prohibits persons from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program. The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Any allegation, investigation, or violation of domestic healthcare fraud and abuse laws could result in government or internal investigations, significant diversion of resources, exclusion from government healthcare programs and the curtailment or restructuring of our operations, significant fines, penalties, or other financial consequences, any of which may ultimately have a material adverse effect on our business, financial condition, and results of operations.

For our sales and operations outside the U.S., we are similarly subject to various heavily enforced anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, U.K. Bribery Act, and similar laws around the world. These laws generally prohibit U.S. companies and their employees and intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business or gaining any advantage. We face significant risks if we, which includes our third parties, fail to comply with the FCPA and other anti-corruption and anti-bribery laws.

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

In addition to selling our products in the U.S., we have sold DABRA outside of the U.S. in the past. We are subject to additional risks related to operating in foreign countries, including:

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

•	product shortages resulting from any events affecting raw material or finished good supply or distribution or manufacturing capabilities abroad;
•	the impact of the current situation relating to trade with China and tariffs and other trade barriers that may be implemented by governmental authorities;
•	the impact of public health epidemics on the global economy, such as the new coronavirus currently impacting the U.S., Europe, China and elsewhere; and
•	business interruptions resulting from geo-political actions, including war and terrorism.

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

We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of DABRA, as well as for accounting, financial reporting, data storage, compliance, purchasing and inventory management. We do not have redundant information technology systems at this time. Our information technology systems may be subject to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures and user errors, among other malfunctions. In addition, a variety of our software systems are cloud-based data management applications hosted by third-party service providers whose security and information technology systems are subject to similar risks. Technological interruptions would impact our business operations would disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers or disrupt our customers’ ability use our products for treatments. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our business, financial condition, and results of operations. Currently, we carry business interruption coverage to mitigate certain potential losses, but this insurance is limited in amount, subject to deductibles, and we cannot be certain that such potential losses will not exceed our policy limits. We are increasingly dependent on complex information technology to manage our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance our existing systems. Failure to maintain or protect our information systems and data integrity effectively could have a material adverse effect on our business, financial condition, and results of operations.

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

At September 30, 2021, we had 67 full-time employees. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions of our sales and marketing teams.

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

The medical device industry is now experiencing greater scrutiny and regulation by federal, state and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices, and product quality management. For example, as discussed above, on December 28, 2020, we entered into a Settlement Agreement with the DOJ to resolve a civil False Claims Act investigation and related civil action, and in connection with the Settlement Agreement, we also have reached agreements that resolve previously disclosed related investigations conducted by certain state attorneys general. Under the Settlement Agreement, and the agreements with the participating states, we are required to make an initial payment of $2.5 million, of which we paid $2.4 million in December 2020 and $0.1 million in April 2021. We also may be required to make additional payments in the future upon the achievement of revenue targets or consummating a change-in-control transaction. We also entered into a 5-year Corporate Integrity Agreement with the OIG. The Settlement Agreement does not include a release for any conduct other than the Covered Conduct or any criminal liability related to the Covered Conduct. This settlement and our ongoing obligations under the Corporate Integrity Agreement may result in greater and continuing governmental scrutiny of our business in the future.

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

For example, we have conducted four recent recalls related to our DABRA product. In September 2019, we initiated a voluntary recall of our DABRA catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters, which we believe will significantly reduce the number of catheters that fail to calibrate. We submitted a request for termination to the FDA in February 2020, and as of July 2020, 98% of the affected product has been returned to us. A voluntary recall of DABRA lasers was initiated in January 2020 to correct a software issue that could result in user or patient injury or may adversely impact laser performance. This recall was classified as a Class II recall by the FDA. The FDA terminated this recall on November 1, 2021. In addition, in July 2020 we initiated a voluntary recall of our DABRA lasers to replace the wheels with lower profile wheels that were cleared by the FDA in the DABRA 510(k). We formally notified the FDA of this recall in accordance with applicable law. This field correction was completed in March 2021. The Company considers this recall complete and submitted to the FDA a final status report in March 2021 requesting termination of this field correction. In October 2020 we initiated a voluntary recall of our DABRA lasers to replace the footswitch with a footswitch that meets specification for protection from ingress of solids or liquids. We formally notified the FDA of this recall in accordance with applicable law. This recall was classified as a Class II recall by the FDA.  This field correction was completed in October 2021. The Company considers this recall complete and submitted to the FDA a final status report in October 2021 requesting termination of this field correction. Any government-mandated recall or additional voluntary recall by us could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. These voluntary recalls and any future recalls of our products could divert managerial and financial resources, harm our reputation and adversely affect our business.

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

In addition, we are subject to medical device reporting regulations that require us to report to the FDA or similar foreign governmental authorities if one of our products may have caused or contributed to a death or serious injury or if we become aware that it has malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction recurred. After a May 2018 inspection, the FDA issued to us a Form 483 that included observations for failure to properly evaluate whether certain complaints related to DABRA that we have received rose to a level required to be reported to the FDA. At that time, in response, we informed the FDA that we have modified our complaint review procedures and we completed a retrospective evaluation and have not found any complaints which require a submission to the FDA. We have not requested, and the FDA has not issued, an EIR related to this inspection. In connection with our Audit Committee investigation, the Audit Committee also found failures to properly identify reportable events or to file timely reports, as well as failure to address each of the May 2018 observations to FDA’s satisfaction. Although we have since identified and made the appropriate reports to the FDA, these prior failures can subject us to sanctions and penalties, including warning letters and recalls. Physicians, hospitals and other healthcare providers may make similar reports to regulatory authorities. Any such reports may trigger an investigation by the FDA or similar foreign regulatory bodies, which could divert managerial and financial resources, harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.

Material modifications to our devices may require new 510(k) clearances or premarket approvals or may require us to recall or cease marketing our devices until clearances or approvals are obtained.

Material modifications to the intended use or technological characteristics of our devices will require new 510(k) clearances or premarket approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on FDA published guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement, or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would constitute a material modification and would require a new 510(k) clearance or possibly a premarket approval. If required, we may not be able to obtain additional 510(k) clearances or premarket approvals for new devices or for modifications to, or additional indications for, our devices in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced devices in a timely manner, which in turn would harm our future growth. We have made modifications to our devices in the past and will make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop selling or marketing our devices as modified, which could harm our operating results and require us to redesign our platform devices. In these circumstances, we may also be subject to significant enforcement actions such as significant regulatory fines or penalties. Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to modify our previously cleared products, either by imposing stricter requirements on when a new 510(k) for a modification to a previously cleared product must be submitted or applying more onerous review criteria to such submissions.

If we or our suppliers fail to comply with the FDA’s Quality System Regulation or any applicable state equivalent, our operations could be interrupted, and our potential product sales and operating results could suffer.

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

Under the FDA medical device reporting regulations, or MDR regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. For example, for DABRA the most frequent complication reported to us as a result of post-market surveillance is clinically non-significant vessel perforation. In connection with an internal audit of our regulatory reporting systems and our Audit Committee investigation, we have revised and continue to monitor our internal operating procedures for complaint handling and adverse event classifications. We reviewed all adverse medical events that were reported to us prior to and during the Audit Committee investigation and retrospectively filed three MDRs with the FDA.

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

For example, in the U.S., in March 2010, the PPACA was passed. The PPACA was intended to make significant changes to the way healthcare is financed by both federal and state governments and private insurers, with direct impacts to the medical device industry. Among other provisions, the PPACA imposed, with limited exceptions, a deductible excise tax of 2.3% on sales of medical devices by entities, including us, that manufacture or import certain medical devices offered for sale in the U.S., including many of our products. The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law in December 2015, included a two-year moratorium on the medical device excise tax. A second two-year moratorium on the medical device excise tax was signed into law in January 2018 as part of the Extension of Continuing Appropriations Act, 2018 (Pub. L. 115-120), extending the moratorium through December 31, 2019. On December 20, 2019, President Trump signed into law a permanent repeal of the medical device tax under the PPACA, but there is no guarantee that Congress or the President will not reverse course in the future. If such an excise tax on sales of certain of our products in the U.S. is enacted, it could have a material adverse effect on our business, financial condition, and results of operations.

In addition, the PPACA and the Medicare Access and CHIP Reauthorization Act of 2015 substantially changed the way healthcare is delivered and financed by both governmental and private insurers. These changes included the creation of demonstration programs and other value-based purchasing initiatives that provide financial incentives for physicians and hospitals to reduce costs, including incentives for furnishing low-cost therapies for chronic wounds even if those therapies are less effective than our products. Under the Trump Administration, there were ongoing efforts to modify or repeal all or part of PPACA or take executive action that affects its implementation. Tax reform legislation was passed that includes provisions that impact healthcare insurance coverage and payment such as the elimination of the tax penalty for individuals who do not maintain health insurance coverage (the so-called “individual mandate”). Such actions or similar actions could have a negative effect on the utilization of our products. We are uncertain as to the extent such efforts will continue under the Biden administration and to what extent there will be additional reform proposals at federal and state levels. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld a lower court’s determination in Texas v. Azar, 4:18-cv-00167, that the individual mandate was unconstitutional and remanded the case to the lower court for further analysis as to whether PPACA as a whole is unconstitutional because the individual mandate is not severable from other provisions of the law. In November 2020, the U.S. Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. It is uncertain how the U.S. Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the PPACA and our business. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results. We cannot predict the ultimate results of the Texas case or whether additional legislative reform proposals will be adopted, when they will be adopted, or what impact they may have on us, but any such proposals could have a negative impact on our business and provide incentives for hospitals and physicians to not use our products.

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

Various new healthcare reform proposals are emerging at the federal and state level. Any new federal and state healthcare initiatives that may be adopted could limit the amounts that federal and state governments will pay for healthcare products and services and could have a material adverse effect on our business, financial condition, and results of operations.

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

We have historically sold into foreign markets and plan to continue to do so when we re-commercialize DABRA. Conducting international operations subjects us to risks that could be different than those faced by us in the U.S. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws, including but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons.

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

It is possible the data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country and state to state and may vary based on whether testing is performed in the U.S. or in the local country. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Further, compliance with data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We can provide no assurance that we are or will remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business. If we fail to comply or are deemed to have failed to comply with applicable privacy protection laws and regulations such failure could result in government enforcement actions and create liability for us, which could include substantial civil and/or criminal penalties, as well as private litigation and/or adverse publicity that could negatively affect our operating results and business.

Risks Related to our Intellectual Property

If we are unable to obtain and maintain patent protection for our products, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our existing products and any products we may develop, and our technology may be adversely affected.

As with other medical device companies, our ability to maintain and solidify a proprietary position for our products will depend upon our success in obtaining effective patent claims that cover such products, their manufacturing processes and their intended methods of use, and enforcing those claims once granted. Furthermore, in some cases, we may not be able to obtain issued claims covering DABRA, as well as other technologies that are important to our business, which are sufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to DABRA could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we now, or may in the future, conduct operations or contract for services may afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

The strength of patent rights involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law or rules in ways affecting the scope or validity of issued patents. The patent applications that we own may fail to result in issued patents in the U.S. or foreign countries with claims that cover our products or services. Even if patents do successfully issue from the patent applications that we own, third parties may challenge the validity, enforceability or scope of such patents, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful challenge to our patents could deprive us of exclusive rights necessary for the successful commercialization of our products and services. Furthermore, even if they are unchallenged, our patents may not adequately protect our products and services, provide exclusivity for our products and services, or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our products and services is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our products and services.

Patents have a limited lifespan. In the U.S., the natural expiration of a utility patent is generally 20 years after its effective filing date and the natural expiration of a design patent is generally 14 years after its issue date, unless the filing date occurred on or after May 13, 2015, in which case the natural expiration of a design patent is generally 15 years after its issue date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and services, we may be open to competition. Further, if we encounter delays in our development efforts, the period of time during which we could market our products and services under patent protection would be reduced.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether DABRA will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of DABRA. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us, which would have a material adverse effect on our business, financial condition, and results of operations.

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

For example, in December 2017, we were contacted by a third party suggesting that we should consider licensing three U.S. patents directed to the treatment of vitiligo, U.S. Pat. No. 6,979,327, or the ’327 patent, U.S. Pat. No. 7,261,729, or the ’729 patent, and U.S. Pat. No. 8,387,621, or the ’621 patent. In addition, we were also previously contacted in 2006 by the same third party suggesting that we should consider licensing the ‘327 patent as well as the then pending application that became the ‘729 patent. We believe that we will be meritorious if a claim of infringement of the ‘327 patent, the ‘729 patent, or the ‘621 patent is asserted against us in a legal proceeding by this or any other third party. However, although we believe that we do not infringe the claims of the ‘327 patent, the ‘729 patent, or the ‘621 patent, nor do we believe that we need a license to the ‘327 patent, the ‘729 patent, or the ‘621 patent in order to freely commercialize our products, there is a possibility that a suit claiming infringement of the ‘327 patent, the ‘729 patent, or the ‘621 patent will be brought against us, and we cannot assure that a court or an administrative agency will agree with our assessment with regard to non-infringement of the ‘327 patent, the ‘729 patent, or the ‘621 patent. If it was necessary to obtain a license to the ‘327 patent, the ‘729 patent, or the ‘621 patent and a license was not available on commercially reasonable terms or available at all, that could affect our ability to commercialize our products and materially and adversely affect our business.

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

We are currently experiencing inconsistencies in our DABRA catheter performance as more fully described in the risk factor entitled “—We are experiencing inconsistencies in our DABRA catheter performance, including shelf life and non-calibrations. This and any other development or manufacturing problems or delays that could limit the potential growth of our revenue or increase our losses.” In addition to the inconsistencies and risks described in the foregoing risk factor, we may encounter unforeseen situations that would result in delays or shortfalls in manufacturing. Key components and sub-assemblies of DABRA are currently provided by a limited number of suppliers, and we do not maintain large inventory levels of these components and sub-assemblies. For example, we rely on a limited number of suppliers for the Thyratron used to manufacture our lasers. If we experience a shortage in any of these components or sub-assemblies, we would need to identify and qualify new supply sources, which could increase our costs, result in manufacturing delays, and cause delays in the delivery of our products. We may also experience a delay in completing validation and verification testing or sterility audits for controlled-environment rooms at our manufacturing facility.

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

•	increased expenses from remedying the performance issues of our catheters;
•	our failure to increase the sales of our products and remedy the performance issues associated with our DABRA catheters;
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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•	increased expenses from remedying the performance of our catheters;
•	the timing and cost of, and level of investment in, research and development activities relating to our current and any future products, which will change from time to time;
•	the cost of manufacturing our current and any future products, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with suppliers;
•	the degree and rate of market acceptance for DABRA, including the ability of our customers to receive adequate reimbursement for procedures performed using our products;
•	expenditures that we will or may incur to acquire or develop additional products and technologies;
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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2021, we had outstanding 7,029,438 shares of our common stock.

In connection with our 2020 equity offerings, we issued warrants to investors and our placement agent. In connection with the sale of the Dermatology Business in 2021, we issued a warrant to the broker. We had an aggregate of 2,419,280 warrants outstanding as of September 30, 2021. We have an effective shelf registration statement and an ATM offering. During the nine months end September 30, 2021, we completed ATM offerings of 3,757,093 shares of common stock. In addition, pursuant to our 2018 Equity Incentive Plan, or 2018 Plan, equity incentive awards representing up to an aggregate of 122,801 shares of our common stock were available for issuance to our employees, directors and consultants as of September 30, 2021. The 2018 Plan includes an annual increase in the number of shares available for future grant each year pursuant to the “evergreen” provision of our 2018 Plan. Additionally, pursuant to our 2018 Employee Stock Purchase Plan, or ESPP, a total of 26,510 shares were available for sale under our ESPP as of September 30, 2021. The ESPP also includes an annual increase in the number of shares available for sale under our ESPP each year pursuant to the “evergreen” provision of our ESPP. In addition to the increase in shares available to grant in 2020 due to the “evergreen” provisions contained in the 2018 Plan and the ESPP, in the first quarter of 2020 we adopted the 2020 Inducement Equity Incentive Plan for the purpose of attracting, retaining and incentivizing employees in furtherance of our success. On adoption, 32,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards and 9,000 shares were available for issuance as of September 30, 2021. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

Further, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3. We are currently subject to the Baby Shelf Rule, and the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report on Form 10-Q, until such time as our public float exceeds $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by SEC staff.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the U.S. are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Our certificate of incorporation further provides that the federal district courts of the U.S. is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court has ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

The continued listing of our common stock on the NYSE American is contingent on our continued compliance with a number of listing standards. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer: (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. There is no assurance that we will remain in compliance with these standards.

Delisting from the NYSE American would adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting also could limit our strategic alternatives and attractiveness to potential counterparties and have other negative results, including the potential loss of employee confidence, decreased analyst coverage of our securities, the loss of institutional investors or interest in business development opportunities. Moreover, we committed in connection with the sale of securities to use commercially reasonable efforts to maintain the listing of our common stock during such time that certain warrants are outstanding.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Recent Repurchases of Equity Securities

None.

Use of Proceeds

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

10.1	Asset Purchase Agreement, dated August 16, 2021, by and between Strata Skin Sciences, Inc. and Ra Medical Systems, Inc.

10.2	Services Agreement, dated August 16, 2021, by and between Ra Medical Systems, Inc. and Strata Skin Sciences, Inc.

10.3	Trademark Assignment Agreement, dated August 16, 2021, by and between Ra Medical Systems, Inc. and Strata Skin Sciences, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

RA MEDICAL SYSTEMS, INC.

(Registrant)

Date: November 15, 2021	By:	/s/ Andrew Jackson
Andrew Jackson
Chief Financial Officer