Form 10-K
period 2021-12-31
Ra Medical Systems, Inc.
filed 2022-03-24
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2021 as reported by the NYSE American on such date was approximately $24.1 million. Shares of the registrant’s common stock held by each executive officer, director and other persons who may be deemed an affiliate of the registrant have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 16, 2022, the registrant has 31,458,547 shares of common stock, par value $0.0001, outstanding.

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

Overview

Ra Medical Systems, Inc. is a medical device company leveraging its advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases. We believe our products enhance patients’ quality of life by restoring blood flow in arteries.

Consistent with our business strategy to continue focusing on the peripheral artery disease, or PAD, market, we completed the sale of our Pharos laser business, or Dermatology Business, to STRATA Skin Sciences, Inc., or Strata, on August 16, 2021. Accordingly, the financial information and results of operations of the Dermatology Business has been presented as discontinued operations for all periods presented herein.

The Destruction of Arteriosclerotic Blockages by laser Radiation Ablation (DABRA) laser and single-use catheter, together referred to as DABRA, is used as a tool in the treatment of PAD which commonly occurs in the legs. DABRA is cleared by the United States Food and Drug Administration, or FDA, as a device for crossing chronic total occlusions in patients with symptomatic infrainguinal lower extremity vascular disease and with an intended use for ablating a channel in occlusive peripheral vascular disease. DABRA was also granted CE mark approval in Europe in September 2016 for the endovascular treatment of infrainguinal arteries via atherectomy and for crossing total occlusions.

Our business strategy is focused on multiple engineering efforts to improve and expand our catheter offering and explore new markets, as well as conducting a clinical study to obtain an atherectomy “indication for use” in the United States, or U.S. Key catheter engineering efforts currently underway include projects to:

•

Extend our catheter’s shelf life. During 2020, we identified the factors limiting our catheter’s shelf life, including the introduction of unwanted elements in the catheter’s fluid core and the degradation of the coating on the inner diameter, and we are currently implementing multiple remediations to address these issues. Our internal real time aging test data supports shelf life for our catheter of at least six months;

•

Increase the robustness of our catheter via a braided overjacket, or a similar design, to make the catheter more kink-resistant when navigating tortuous anatomy. We completed the engineering work for this catheter and subsequently submitted to the FDA for clearance in February 2022; and

•

Develop a version of the catheter that is compatible with a standard guidewire. We selected a design in December 2021 based on physician evaluation in a preclinical model. We expect to finalize the design for this catheter by mid-year 2022. Engineering validation and verification will follow design freeze, and we will subsequently submit to the FDA for clearance.

As stated, we are currently pursuing an atherectomy indication for use, which the FDA defines to include a pre-specified improvement in luminal patency. To satisfy the FDA’s data requirements to support an atherectomy indication, we are performing a pivotal study designed to allow the FDA to evaluate the use of DABRA in atherectomy procedures. We received an Investigational Device Exemption, or IDE, approval in January 2020, and the study is currently approved for up to 10 clinical sites and 125 subjects. In January 2022, primarily due to subject fallout for follow-up visits due to the novel coronavirus, or COVID-19, we filed a protocol amendment with the FDA to add an additional 25 subjects to the study. The protocol amendment was approved by the FDA in February 2022, increasing the total number of approved subjects from 100 to 125.

We enrolled the first subject in February 2020. Throughout much of 2021 and 2020, the COVID-19 pandemic substantially impacted our ability to activate new sites and enroll additional subjects. Many sites or potential sites have been or are currently operating at a reduced capacity, and some have been closed from time to time. In addition, potential study subjects may voluntarily opt to postpone their procedures due to COVID-19 concerns. As of March 21, 2022, we had enrolled 98 subjects and seven sites had been cleared to enroll subjects. Due to the unpredictable impact the COVID-19 pandemic has had and will continue to have on enrollment in this study, we currently cannot estimate when enrollment will be completed, although we aim to complete study enrollment by the middle of 2022 and to complete the six-month follow-up in early 2023.

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

Finally, we are conducting research to prove the feasibility of using our liquid-filled catheter and excimer laser technology to fracture calcium in arteries in a procedure known as lithotripsy. Preliminary research work has demonstrated that our laser system can be utilized to create shockwaves of sufficient magnitude to fracture calcium in arteries. Fracturing calcium in coronary or peripheral arteries can help make the arteries less rigid, thus making subsequent procedures easier and/or safer to perform. We are fabricating various prototype systems and intend to advance our initial benchtop results.

Recent Developments

Underwritten Public Offering

On February 4, 2022, we entered into an underwriting agreement, or the Underwriting Agreement, with Ladenburg Thalmann & Co. Inc., as representative of the underwriters named in the Underwriting Agreement, or the Underwriters, pursuant to which we issued and sold, in a firm commitment underwritten public offering by the Company, or the Public Offering, (i) 9,535,000 units priced at a public offering price of $0.50 per unit, with each unit consisting of one share of common stock, one warrant to purchase one share of common stock at an exercise price of $0.50 per share that expires on the first anniversary of the date of issuance, or Series A Warrant, and one warrant to purchase one share of common stock at an exercise price of $0.50 per share that expires on the seventh anniversary of the date of issuance, or Series B Warrant, and (ii) 14,467,893 pre-funded units priced at a public offering price of $0.4999 per unit, with each unit consisting of one pre-funded warrant to purchase one share of common stock at an exercise price of $0.0001 per share that expires on the twentieth anniversary of the date of issuance, or Pre-Funded Warrant, and together with the Series A Warrants and Series B Warrants, collectively referred to as the Warrants.

In addition, pursuant to the Underwriting Agreement, we granted the Underwriters a 45-day option, or Overallotment Option, to purchase up to (i) 3,600,000 additional shares of common stock, (ii) 3,600,000 additional Series A Warrants and/or (iii) 3,600,000 additional Series B Warrants, solely to cover overallotments. The Underwriters partially exercised the Overallotment Option on February 7, 2022 to purchase 3,600,000 Series A Warrants and 3,600,000 Series B Warrants.

The units were not certificated and the shares of common stock, Series A Warrants and Series B Warrants comprising such units were immediately separable and were issued separately in the Public Offering. The pre-funded units were not certificated and the Warrants comprising such units were immediately separable and were issued separately in the Public Offering. The securities were offered by the Company pursuant to the Registration Statement on Form S-1 (File No. 333-262195), or Registration Statement, which was initially filed with the Securities and Exchange Commission, or SEC, on January 14, 2022, amended on January 26, 2022, January 31, 2022 and February 3, 2022 and declared effective by the SEC on February 3, 2022.

On February 8, 2022, the Public Offering closed, and we issued and sold (i) 9,535,000 shares of common stock, (ii) 27,602,893 Series A Warrants (which includes 3,600,000 Series A Warrants sold pursuant to the exercise of the Overallotment Option), (iii) 27,602,893 Series B Warrants (which includes 3,600,000 Series B Warrants sold pursuant to the Overallotment Option), and (iv) Pre-Funded Warrants to purchase 14,467,893 shares of common stock, pursuant to the Registration Statement and the Underwriting Agreement. Our net proceeds, after deducting the underwriting discount and commissions and estimated offering expenses paid and payable by the Company, were approximately $10.2 million. On February 10, 2022, we issued and sold an additional 1,245,116 shares of common stock pursuant to the partial exercise of the Overallotment Option resulting in net proceeds, after deducting the underwriting discount, of approximately $0.5 million.

Each Series A Warrant is exercisable at a price per share of common stock of $0.50, each Series B Warrant is exercisable at a price per share of common stock of $0.50, and each Pre-Funded Warrant is exercisable at a price per share of common stock of $0.0001. Each Warrant is immediately exercisable. The exercise prices of the Warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting our common stock. Subject to limited exceptions, a holder of Warrants will not have the right to exercise any portion of its Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, upon election by a holder prior to the issuance of any Warrants, 9.99%) of the shares of common stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

The Underwriting Agreement contains representations, warranties and covenants made by the Company that are customary for transactions of this type. Under the terms of the Underwriting Agreement, the Company has agreed to indemnify the Underwriter against certain liabilities, including liabilities under the Securities Act of 1933, as amended. In addition, pursuant to the terms of the Underwriting Agreement, the Company and its executive officers and directors have entered into lock-up agreements providing that the Company and each of these persons may not, without the prior written approval of the Underwriter, subject to limited exceptions, offer, sell, transfer or otherwise dispose of the Company’s securities for a period of 90 days following the date of the Underwriting Agreement.

On February 8, 2022, we entered into a warrant agency agreement with our transfer agent, American Stock Transfer & Trust Company LLC, who will also act as the warrant agent for the Company, setting forth the terms and conditions of the Warrants sold in the Public Offering.

We are contractually obligated to pay a former placement agent a tail fee equal to 7.5% cash compensation for the gross proceeds raised, and 7% warrant coverage of the number of shares of common stock placed, in any public or private offering consummated within twelve months of the expiration or termination of our engagement with such placement agent by any investor contacted by the placement agent during the term of our engagement. A number of the investors in the Public Offering had previously been contacted by such placement agent and, as a result, we may be obligated to pay such placement agent a cash fee in connection with the Public Offering which we estimate to be between approximately $0.7 million and $0.9 million. In addition, we may be obligated to issue between 1.4 million and 1.7 million warrants to purchase common stock valued at between $0.2 million and $0.3 million.

Termination of ATM Agreement

On January 18, 2022, H.C. Wainwright & Co. delivered written notice to us that it was terminating the ATM Agreement with us dated January 26, 2021. During the year ended December 31, 2021, we sold 3,811,170 shares of common stock for gross proceeds of approximately $16.0 million through the ATM equity offering facility, or ATM Facility, under the ATM Agreement. With the provision of such notice, the ATM Facility is no longer available to us.

Chief Executive Officer Health

Will McGuire, our Chief Executive Officer, was recently diagnosed with a serious illness not caused by COVID-19 and has been undergoing treatment for his disease. He continues to fulfill all of his duties and responsibilities and has stated his desire to continue in such roles. Our board of directors has discussed a plan of succession and will continue to evaluate and monitor our options on an ongoing basis, should Mr. McGuire need to relinquish any of his responsibilities or duties at any time as a result of his illness or otherwise.

Effects of COVID-19 and Market Conditions

The global effects of COVID-19 have created significant volatility, uncertainty and economic disruption. Although the number of reported cases of COVID-19 has recently decreased, the ultimate effects of COVID-19 on our business, operations and financial condition are unknown at this time. We expect that enrollment in our atherectomy clinical trial will continue to be affected by the uncertainty relating to COVID-19, as patients may continue to elect to postpone voluntary treatments and physicians’ offices are either remaining closed, operating at a reduced capacity or are in the process of reopening or returning to full capacity. Our manufacturing facility located in Carlsbad, California is currently operational. We have experienced delays in receiving shipments of parts which has had an impact on the timing of our key engineering efforts but has not affected our ability to support our atherectomy clinical study. However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

We, like many companies, are also experiencing increased difficulty in attracting and retaining key personnel due to a tight labor market.

Securities Class Action and Shareholder Derivative Litigation Update

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et al., (Civil Action no. 19CV1079 LAB NLS) was filed in the U.S. District Court for the Southern District of California against us, certain current and former officers and directors, and certain underwriters of our initial public offering, or IPO. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in our registration statement in violation of Sections 11 and 15 of the Securities Act of 1933, or Securities Act, and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act. On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. On June 10, 2021, defendants moved to dismiss the second amended complaint. On November 12, 2021, following a private settlement mediation with the lead plaintiffs, the parties executed a stipulation of settlement that resolved the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $10.0 million. On March 18, 2022, we paid approximately $0.6 million towards the settlement and are working with our insurers to determine if we must pay an additional amount, up to an additional $0.4 million (total of $1.0 million), to satisfy our self-insured retention/deductible. Our insurers will pay the remaining amount towards the settlement. The proposed settlement requires both preliminary and final approval by the court. On February 11, 2022, the court granted preliminary approval of the settlement, scheduled a hearing on the final approval of the settlement for June 13, 2022, and denied the pending motion to dismiss without prejudice. Should the court not approve the proposed settlement or if the proposed settlement otherwise does not become final, the parties will be returned to their litigation postures prior to the execution of the stipulation of settlement. Should we ultimately be found liable, the liability could have a material adverse effect on our financial condition and our results of operations for the period or periods in which such determination is made.

On October 1, 2019, a shareholder derivative complaint captioned Noel Borg v. Dean Irwin, et al (Civil Action no. 1:99-cm-09999) was filed in the U.S. District Court for the District of Delaware against certain current and former officers and directors, purportedly on behalf of the Company, which is named as a nominal defendant in the action. The complaint alleges breaches of fiduciary duty, unjust enrichment, waste, and violations of Section 14(a) of the Exchange Act. On October 21, 2019, pursuant to the parties’ stipulation, the court stayed the derivative lawsuit until the related class action is resolved. While we have obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery from the defendants would be to the benefit of us.

Settlement Agreements with the Department of Justice and Participating States

On December 28, 2020, we entered into a settlement agreement, or the Settlement Agreement, with the U.S. acting through the Department of Justice, or DOJ, and on behalf of the Office of Inspector General, or OIG, and other settlement agreements with certain state attorneys general to resolve investigations and a related civil action concerning our marketing of the DABRA laser system and DABRA-related remuneration to certain physicians. Pursuant to the terms of the Settlement Agreement and the agreement with the participating states, (a) if our revenue exceeds $10 million in fiscal years 2021-2024, we are required to pay an additional amount in settlement for the corresponding year: $500,000 for 2021, $750,000 for 2022, $1 million for 2023, and $1.25 million for 2024; (b) if we are acquired or are otherwise involved in a change in control transaction before the end of 2024, we are required to pay an additional settlement amount of $5 million, plus 4% of the value attributed to us in the transaction, so long as the attributed value is in excess of $100 million, with the total change in control payment never to exceed $28 million; and (c) if our obligations under the Settlement Agreement are avoided by bankruptcy, the U.S. may rescind the releases and bring an action against us in which we agree is not subject to an automatic stay, is not subject to any statute of limitations, estoppel or laches defense, and is a valid claim in the amount of $56 million, minus any prior change in control payments.

Our Product

DABRA is used by physicians as a tool in the endovascular treatment of vascular blockages resulting from lower extremity vascular disease, a form of PAD, both above- and below-the-knee. DABRA breaks down plaque to proteins, lipids and other chemical compounds, thereby eliminating blockages by essentially dissolving them without generating potentially harmful particulates. The accumulation of plaque in arteries, which is a result of lower extremity vascular disease, most commonly occurs in the pelvis and legs. Plaque accumulation, known as atherosclerosis, causes the narrowing of arteries, thereby reducing the flow of oxygenated blood to tissue and organs. If vascular blockages are left untreated, they can increase the risk of heart attack, stroke, amputation or death. Major risk factors for PAD include age, smoking, diabetes and obesity. Despite its prevalence, PAD is underdiagnosed and undertreated relative to many other serious vascular conditions, including coronary artery disease, or CAD, in part because up to half of the PAD population is asymptomatic, or shows no symptoms, and many dismiss symptoms as normal signs of aging. PAD affects approximately 19-21 million people in the U.S. However, only 20-30% of PAD patients are actively treated.

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

DABRA is a novel technology for use in the endovascular treatment of vascular blockages resulting from lower extremity vascular disease. We believe that our liquid-filled, full aperture ratio catheter allows for a less traumatic endovascular treatment for the removal of vascular blockages and offers potential benefits over competing treatments and therapies. DABRA is predominantly used as an adjunct therapy with angioplasty balloons, drug-coated balloons, stents, and other endovascular treatments. DABRA employs photoablation to remove cross blockages by breaking the bonds of the obstructing plaque directly. DABRA is minimally invasive and is designed to not stretch the arterial walls or penetrate the layers of arterial tissue known as the subintimal space, which can lead to dissection, or a tear in the inner lining of the vessel wall, or perforation, or a hole or a break in the vessel wall, although these events may still occur with DABRA and other competing products. We believe DABRA’s mechanism of action, photoablation, may result in less mechanical and thermal trauma to the vessel compared to other devices. In May 2017, we received FDA 510(k) clearance to market the DABRA laser system and single-use DABRA catheter in the U.S. for crossing chronic total occlusions in patients with symptomatic infrainguinal lower extremity vascular disease and with an intended use for ablating a channel in occlusive peripheral vascular disease. Our initial commercial strategy will focus on placing DABRA in office-based laboratories, or OBLs, and subsequently we intend to expand into the hospital catheterization market. Reimbursement claims for DABRA procedures are typically submitted by the provider to Medicare or another third-party payor using established Current Procedural Terminology, or CPT, codes. DABRA was also granted CE mark approval in Europe in September 2016 for the endovascular treatment of infrainguinal arteries via atherectomy and for crossing total occlusions. As noted above, we are currently pursuing an atherectomy indication in the U.S.

Vascular Disease

Vascular disease refers to diseases of the blood vessels located throughout the body. The most common cause of vascular disease is atherosclerosis which is a progressive, degenerative condition in which plaque, consisting of lipids, cholesterol, calcium and other substances found in the blood stream, accumulates on the vascular wall. Plaque occurs in several different forms and may be located throughout the arterial system. Plaque varies in composition, with portions that are hard and brittle, referred to as calcified plaque, and other portions that are fatty or fibrous. Endovascular treatments for atherosclerosis are performed in a catheterization laboratory located in an OBL or hospital. These patients are diagnosed by their primary care physician, podiatrist, or other specialist, and then treatment is performed by an interventional cardiologist, interventional radiologist, or vascular surgeon.

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

As PAD progresses, additional symptoms may develop on the legs and feet, including cooling, color changes, or ulcers or wounds that do not heal. Left untreated, PAD can progress into critical limb ischemia, or CLI, the end stage of the disease where there is not enough oxygenated blood being delivered to the lower limbs to keep the tissue alive. As of July 2019, the estimated prevalence of CLI in the U.S. was approximately 2 million. If untreated, CLI may result in ulceration, infection, or gangrene in the feet and legs and eventually limb amputation or death.

Market Overview

PAD affects approximately 19-21 million people in the U.S. However, only 20-30% of PAD patients are actively being treated. Despite its prevalence and poor outcomes, PAD is underdiagnosed and undertreated relative to many other serious vascular conditions, including CAD, in part because up to half of the PAD population is asymptomatic and many dismiss symptoms as normal signs of aging.

Without treatment, the disease can result in severe complications including amputation or death. The most common reason for amputation today is PAD. Despite the relative under diagnosis and treatment of PAD, the 2022 U.S. atherectomy and crossing chronic total occlusions market is projected to be approximately $900 million. Higher diagnosis and intervention rates resulting from greater physician and patient awareness of PAD, as well as higher prevalence, are helping drive the market opportunity for PAD treatments.

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

•

Conventional Means of Treatment and Their Limitations.  Physicians typically treat patients with mild to moderate PAD through non-invasive management, including exercise and prescription medication, and, if symptoms worsen, may recommend interventional or surgical procedures. Some patients who initially are diagnosed with severe PAD are treated immediately through interventional or surgical procedures.

•

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

•

Interventional Procedures.   When PAD progresses beyond claudication, physicians may advise intervention, often beginning with minimally invasive procedures. Minimally invasive endovascular treatments include balloon angioplasty, stents, and plaque removal devices. These treatments have limitations in their safety or efficacy profiles and frequently result in recurrence of the disease. Recent data supports that there are approximately 1 million annual endovascular procedures for the treatment of PAD in the U.S. Angioplasty and stenting are the most commonly performed minimally invasive interventional treatments.

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

•

Drug Coated Balloon.  Drug coated balloons, or DCBs, are often used in conjunction with atherectomy. Drug coated balloon angioplasty is similar to a regular angioplasty procedure, but in this case the balloon catheter used has an anti-restenotic drug coating on the surface of balloon. When the balloon is inflated the drug is delivered to the vessel wall which may help prevent restenosis. Unlike regular angioplasty, low pressures are generally used to inflate DCBs thereby reduced arterial wall stretch, dissections and damage to the arterial wall. However, the long-term safety and durability of DCB angioplasty remains uncertain, in particular in treating lesions below the knee.

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

•

Intravascular Lithotripsy.    Intravascular Lithotripsy is a calcium modification percutaneous transluminal angioplasty balloon, designed for the treatment of moderately to severely calcified PAD lesions. The catheter delivers sonic pressure waves to target and disrupt calcium within the vessel. Once the calcium is cracked the balloon is inflated at low pressures to achieve lumen gain.

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

•

Amputation.    CLI is a serious form of PAD caused by severe lack of blood flow to the legs. Physicians may recommend full or partial amputation of the leg or foot for patients with CLI. Up to 200,000 lower limb amputations occur annually in the U.S. as a result of PAD.

Our Solution

Strengths of Our Approach

The DABRA system includes a portable excimer laser combined with proprietary, single-use catheters that together represent a competitive plaque ablation solution for the minimally invasive endovascular treatment of blockages in the vasculature. DABRA represents a novel approach to the treatment of a broad range of vascular blockages that is safe and effective. We believe that the principal benefits of DABRA are:

•

Safety.    DABRA is designed to track the patient’s true lumen, or the center of the artery, and not to penetrate between the layers of arterial structure known as the subintimal space. No serious device-related adverse events were reported in our 2017 pivotal study.

•

Efficacy.    Unlike many treatments for PAD that do not remove plaque, DABRA employs photoablation to dissolve plaque by breaking its chemical bonds, thereby reducing the plaque to proteins, lipids and other chemical compounds.

•	Utility. DABRA enables physicians to ablate plaque to treat lower extremities both above and below the knee.

Our Strategy

Our goal is to become the leading medical device company marketing excimer lasers as tools for the treatment of endovascular diseases. Key components of our strategy to achieve this goal are:

•

Increasing the shelf life and improving the consistency of the DABRA catheter. In the third quarter of 2019, we engaged in a voluntary recall of the catheters with a 12-month shelf life to replace them with catheters with a two-month shelf life. We have identified current limitations on shelf life relating to aspects of the fluid core and coating and are currently implementing multiple remediations to address these issues. Our internal accelerated and real time aging test data supports shelf life for our catheter of at least six months.

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

•

Atherectomy indication for use. We are currently pursuing an atherectomy indication for use, which the FDA defines to include a prespecified improvement in luminal patency. To satisfy the FDA’s data requirements to support an atherectomy indication, we are performing a pivotal study designed to allow the FDA to evaluate the use of DABRA in atherectomy procedures. We received an IDE approval in January 2020 and the study was approved for up to 10 clinical sites and 100 subjects. In January 2022, primarily due to subject fallout for follow-up visits due to COVID-19, we filed a protocol amendment with the FDA to add an additional 25 subjects to the study. The protocol amendment was approved by the FDA in February 2022, increasing the total number of approved subjects from 100 to 125. We enrolled the first subject in February 2020. Throughout much of 2021 and 2020, the COVID-19 pandemic substantially impacted our ability to activate new sites and enroll additional subjects. Although the number of reported cases of COVID-19 has recently decreased, many sites or potential sites have been or are currently operating at a reduced capacity or are in the process of reopening at reduced or returning to full capacity, and some have been closed from time to time. In addition, potential study subjects may continue to voluntarily opt to postpone their procedures due to COVID-19 concerns. As of March 21, 2022, seven sites have been cleared to enroll subjects and 98 subjects have been enrolled in the trial. Due to the unpredictable impact the COVID-19 pandemic has had and continues to have on enrollment in this study, we currently cannot estimate when enrollment will be completed.

•

Prove utility for lithotripsy. We are conducting research to prove the feasibility of using our liquid-filled catheter technology to fracture calcium in arteries in a procedure known as lithotripsy. Our research program has demonstrated that our laser system can be utilized to create shockwaves of sufficient magnitude to fracture calcium in arteries. An initial benchtop study demonstrated the ability to fracture medial calcium in cadaveric tissue.  Fracturing calcium in coronary or peripheral arteries can help make the arteries less rigid, thus making subsequent procedures easier and/or safer to perform. We are fabricating various prototype systems and intend to conduct further preclinical studies in the next few months to advance our initial benchtop results.

The DABRA Product

DABRA combines a portable excimer laser console with proprietary, single-use catheters for the minimally invasive endovascular treatment of vascular blockages resulting from lower extremity vascular disease in both above- and below-the-knee lesions.

The most important aspect of DABRA for the vascular market is the catheter, which transmits energy from the laser to the vascular blockage. The laser energy travels through the catheter and ablates the blockage, reducing it to chemicals that are found naturally in the bloodstream. The catheters are specifically designed for use with our excimer laser. The DABRA catheter uses a liquid-filled plastic tubing allowing for the efficient and precise delivery of the laser energy.

The current generation DABRA catheter is a single-use, 5 French wireless (no guidewire lumen) catheter that typically stays within the normal area in which blood is flowing or true lumen, even while crossing blockages. It is a full aperture ratio forward ablation catheter, delivering fast ablation of a wide variety of plaque, without the “dead-space” of fiber optic bundle laser catheters. It produces a high-quality lumen while minimizing trauma to the vasculature. The DABRA catheter has a 1.5 millimeter blunt-tip design and a working length of 150 cm that tracks the true lumen, navigating the vascular curves. They have been used in both above and below the knee procedures, using both antegrade and retrograde approaches, and from femoral, popliteal access and pedal access.

The DABRA excimer laser is the power source for DABRA catheters that generates a laser light by a software controlled 308 nanometer excimer laser source that produces 308 nanometer ultraviolet-B photons that are directed to the catheter through a lens to photoablate vascular blockages, reducing calcium, thrombus, and atheroma into proteins, lipids and other chemical compounds, minimizing downstream debris.

The laser is small enough for most catheterization laboratories, weighs approximately 180 pounds, (including a gas bottle), and is easily portable around and between rooms. It is easy-to-use, features a simple and intuitive operator-interface, plugs into a standard 110-volt outlet, and does not require any pumps or fluids.

The DABRA Laser

The DABRA Catheter

The DABRA Procedure

During the procedure, the physician inserts the proximal end of the single-use DABRA catheter into the laser console. Using the buttons next to the screen of the console, the physician enters the calibration mode and inserts the distal end of the catheter into the calibration port of the console to perform the calibration. Once calibrated, the physician sets the treatment settings on the touch screen. The physician then inserts the catheter into the vasculature and under fluoroscopy, advances the catheter to the target lesion. The physician uses the footswitch to activate the laser unit and slowly advances the catheter to ablate the target lesion.

The DABRA procedure is typically performed under local anesthesia in a catheterization laboratory. A patient treated in an OBL is discharged the same day.

Clinical Studies and Patient Data

Pre-Marketing Studies.   We applied and received FDA IDE approval for our pivotal study. It was a non-randomized, single-arm, prospective, multi-site study that enrolled 64 subjects at four sites. The objective of the study was to evaluate lesion crossing by way of plaque photoablation using DABRA in the endovascular treatment resulting from lower extremity vascular disease of patients with Rutherford categories 3, 4, 5 and 6. The primary efficacy endpoint was the successful crossing of the target lesion based on angiographic analysis at time of the procedure. The safety endpoint was device-related major adverse events at the time of the procedure. It was conducted at four centers including the California Heart and Vascular Center, an OBL in El Centro, California, Centro Medico Excel, a hospital in Tijuana, Mexico, the University of California, San Diego, a major teaching hospital in San Diego, California, and Merit Health Wesley, a hospital in Hattiesburg, Mississippi. As part of the inclusion criteria for the DABRA study, the target blockage must have been refractory to guidewire crossing. The average lasing time in our study was approximately two and a half minutes and the average lesion measured over seven centimeters, which is representative of a typical patient suffering from severe lower extremity vascular disease. The analyses pre- and post-treatment were performed using standard angiographic and ultrasonic tools which are commonly used in catheterization laboratories.

The study was closed to enrollment on May 24, 2017 when we received 510(k) clearance for DABRA. 50 subjects were included in the FDA’s data used to determine the 510(k) clearance. The final study results demonstrated 94% effectiveness with 0% reported device-related SAEs, both related to the 50 subjects included in the data submitted to the FDA and the 64 subjects enrolled in the study. Furthermore, in our study, 64 lesions crossed were above-the-knee, or approximately 85%, and 11 lesions crossed were below-the-knee, or approximately 15%.

Atherectomy Study.     In January 2020, we received final IDE approval to evaluate the safety and effectiveness of the DABRA laser system for use as an atherectomy device for the treatment of peripheral vascular stenoses.

The multicenter, open-label trial is currently approved to enroll up to 125 subjects with symptoms of PAD (Rutherford Class 2-45). In January 2022, primarily due to subject fallout for follow-up visits due to COVID-19, we filed a protocol amendment with the FDA to add an additional 25 subjects to the study. The protocol amendment was approved by the FDA in February 2022, increasing the total number of approved subjects from 100 to 125. Outcome measures include safety, acute technical success and clinical success. The trial’s primary efficacy endpoint is the mean reduction in percent diameter stenosis in each subject’s primary lesion as measured by angiography immediately following treatment with DABRA, before any adjunctive treatment. Major adverse events at 30 days and incidence of primary target lesion revascularization at six months will be the safety and clinical success endpoints.

Customers

For the years ended December 31, 2021 and 2020, we had three and four individual customers, respectively, that represented more than 10% of our total revenues.

Sales and Marketing

We are continuing to supply catheters to those sites involved in our atherectomy clinical study. We paused shipments of catheters to commercial sites while we conducted further studies on the stability of their shelf life. We submitted additional test data with respect to the DABRA catheter shelf life in a traditional 510(k) in March 2021 which was cleared by the FDA in July 2021. Although eligible, we have not resumed commercial sales as we continue evaluating our commercial catheter strategy.

Manufacturing

We manufacture our excimer lasers and catheters in our approximately 32,000 square foot facility located in Carlsbad, California. Our vertically integrated facility is ISO 13485 certified and is licensed by the state of California to manufacture our sterile single-use catheters in our controlled environments. We specify and source our supplies primarily from U.S.-based manufacturers, contracting with local suppliers to manufacture custom components. We carefully choose our suppliers to ensure that all components meet our quality standards, adhere to all applicable regulations, and meet our supply needs. We inspect, test and assemble our products under strict manufacturing processes supported by internal policies and procedures. We perform our own final quality control testing of all products before shipment. In addition to primary suppliers, secondary suppliers have been identified for contingency planning purposes for many key components. We audit our suppliers as required by our quality system and the FDA. We believe that our current manufacturing capacity is sufficient to produce enough lasers and catheters to meet our current expected demand for the foreseeable future.

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

Reimbursement

Our customers do not receive reimbursement for the purchase of our products. However, procedures performed using DABRA are typically reimbursable using existing CPT codes. At this time we believe that the existing CPT codes are generally adequate to describe the procedures using our products. We believe that there is no current need to apply for separate product specific CPT codes and we recognize that the existence of codes does not guarantee coverage or reimbursement. The CPT process is dynamic and changes or interpretations of codes can occur yearly. Sales of DABRA in the U.S. depend in part on the availability of coverage and adequate reimbursement to our customers for use of our products from third-party payors, such as private health insurers, managed care organizations and government health programs, like Medicare, Medicaid, TRICARE and the Department of Veterans Affairs. Medicare’s coverage and reimbursement policies are significant to our operations, as a large percentage of DABRA procedure patients are Medicare beneficiaries, and private third-party payors often rely upon Medicare coverage and reimbursement policies in setting their own payment policies. However, no uniform coverage or reimbursement policies for services using our products exist among third-party payors in the U.S. Changes in FDA regulatory status, clinical trials, and expanded indications can also have a bearing on coverage and reimbursement. The absence of uniform policies and limits on coverage can create barriers to sale. Please refer to the “Risk Factors” section of this Annual Report on Form 10-K for risks related to reimbursement.

Market acceptance of the DABRA device is dependent on adequate payment levels from third-party payors to our customers. We receive payment from the provider, facility or other entity that purchases, leases, rents or uses the DABRA device and purchases related supplies. A physician who performs a procedure utilizing either device may be reimbursed separately from a hospital by third-party payors. Under Medicare, the physician would be reimbursed according to the physician fee schedule in effect at the time of the procedure. The physician fee schedule also applies when the procedure is performed in a free-standing OBL catheterization laboratory. When the procedure is performed in a hospital outpatient setting, the hospital would be reimbursed according to the outpatient hospital prospective payment system, based on ambulatory payment classification groups. Under Medicare, the physician fee schedule and outpatient hospital prospective payment amounts can change every year and may decline.

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

Research and Development

The major focus of our research and development team is to leverage our existing technology platform for new applications and improvements to our existing applications, including multiple engineering efforts to improve our current catheter. Future research and development efforts will involve continued enhancements to and cost reductions for DABRA. We will also explore the development of other products that can be derived from our core technology platform and intellectual property. Our research and development team works together with our commercial team to set development priorities based on communicated customer needs. The feedback received from our customers is reviewed and evaluated for incorporation into new products.

Resources Material to Our Business

Patents and Proprietary Technology

Patents

In order to remain competitive, we must develop and maintain protection on the proprietary aspects of our technologies. We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. The protection of intellectual property has been and remains a priority for us. As of March 16, 2022, we owned ten issued U.S. patents and continue to pursue patent protection in five different patent families. In the patent family titled “Small Flexible Liquid Core Catheter for Laser Ablation in Body Lumens and Methods for Use,” we own three issued U.S. patents, one issued Chinese patent and one granted European patent which has been validated in Switzerland, Germany, Denmark, France, United Kingdom, Italy, Netherlands and Sweden. Two U.S. continuation applications have also been filed in this patent family and remain pending. In the patent family titled “Methods and Devices for Treatment of Stenosis of Arteriovenous Fistula Shunts,” we own five issued U.S. patents and one continuation application remains pending in the U.S. In the patent family titled “Laser Ablation Catheters Having Expanded Distal Tip Windows for Efficient Tissue Ablation” we own one issued U.S. patent with two continuation applications in this family still pending. The patent family titled “Liquid Filled Ablation Catheter with Overjacket” includes one issued U.S. patent and one pending U.S. continuation application. An additional international PCT patent application titled “Liquid Filled Laser Ablation Catheter with Full Length Outer Jacket Support” is also pending in another patent family. Our issued U.S. patents expire between 2034 and 2039, irrespective of any patent term adjustment or patent term extension and subject to payment of required maintenance fees, annuities, and other charges.

Trademarks

We own or have rights to trademarks that we use in connection with the operation of our business. We own or have rights to trademarks for Ra Medical Systems and our logo as well as other trademarks such as DABRA.

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

Government Regulation

United States Medical Device Regulation

In the U.S., medical devices are subject to extensive regulation by the FDA, the FDCA and its implementing regulations, and certain other federal and state statutes and regulations. The laws and regulations govern, among other things, the design, manufacture, storage, recordkeeping, approval, labeling, promotion, post-approval monitoring and reporting, distribution and import and export of medical devices. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as FDA refusal to approve pending pre-market approval, or PMA, applications, issuance of warning letters or untitled letters, mandatory product recalls, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions, and criminal prosecution.

The FDCA classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the fewest regulatory controls. Class II devices provide intermediate levels of risk. They are subject to general controls and must also comply with special controls. Class III devices are generally the highest risk devices and are subject to the highest level of regulatory control to provide reasonable assurance of the device’s safety and effectiveness. Class III devices must typically be approved by the FDA before they are marketed. DABRA is a Class II device.

Establishments that manufacture devices are required to register their establishments with the FDA and provide the FDA a list of the devices that they handle at their facilities.

The FDA conducts market surveillance and periodic visits, both announced and unannounced, to inspect or re-inspect equipment, facilities, laboratories and processes to confirm regulatory compliance. These inspections may include the manufacturing facilities of subcontractors. Following an inspection, the FDA may issue a report, known as a Form 483, listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures or, if observed violations are severe and urgent, a warning letter. If the manufacturer does not adequately respond to a Form 483 or warning letter, the FDA make take enforcement action against the manufacturer or impose other sanctions or consequences, which may include:

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

Pre-Market Authorization and Notification

While most Class I and some Class II devices can be marketed without prior FDA authorization, most medical devices can be legally sold within the U.S. only if the FDA has: (i) approved a PMA application prior to marketing, generally applicable to most Class III devices; (ii) cleared the device in response to a premarket notification, or 510(k) submission, generally applicable to Class I and II devices; or (iii) authorized the device to be marketed through the de novo process, generally applicable for novel Class I or II devices. Some devices that have been classified as Class III are regulated pursuant to the 510(k) requirements because the FDA has not yet called for PMAs for these devices.

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

There are three types of 510(k)s: traditional; special, for certain device modifications; and abbreviated, for devices that conform to a recognized standard. The special and abbreviated 510(k)s are intended to streamline review. The FDA intends to process special 510(k)s within 30 days of receipt and abbreviated 510(k)s within 90 days of receipt. Though the FDA has a user fee goal to clear a traditional 510(k) within 90 days of receipt, the clearance pathway for traditional 510(k)s can take substantially longer.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance for the modified device, the agency may retroactively require the manufacturer to seek 510(k) clearance or

PMA. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained.

We have received 510(k) premarket clearances from the FDA to market our excimer laser and catheter systems for crossing chronic total occlusions in patients with symptomatic infrainguinal lower extremity vascular disease and with an intended use for ablating a channel in occlusive peripheral vascular disease.

De Novo Classification

Devices of a new type that the FDA has not previously classified based on risk are automatically classified into Class III by operation of section 513(f)(1) of the FDCA, regardless of the level of risk they pose. To avoid requiring PMA review of low- to moderate-risk devices classified in Class III by operation of law, Congress enacted section 513(f)(2) of the FDCA. This provision allows the FDA to classify a low- to moderate-risk device not previously classified into Class I or II through the de novo classification pathway. The FDA evaluates the safety and effectiveness of devices submitted for review under the de novo classification pathway and devices determined to be Class II through this pathway can serve as predicate devices for future 510(k) applicants. The de novo classification pathway can require clinical data and is generally more burdensome than the 510(k) pathway and less burdensome than the PMA pathway. According to the most recent FDA performance review goals, the agency will attempt to issue a decision within 150 days of receipt on 70% of de novo classification requests received during fiscal year 2022.

Pre-Market Approval

A product not eligible for 510(k) clearance or de novo classification must follow the PMA pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction.

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

The PMA process is generally more expensive, rigorous, lengthy, and uncertain than the 510(k) premarket notification process and de novo classification process and requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulations, or QSR, requirements, which impose elaborate testing, control, documentation and other quality assurance procedures. The FDA’s review of a PMA application typically takes one to three years but may last longer. If the FDA’s evaluation of the PMA application is favorable, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval and/or placement of restrictions on the sale of the device until the conditions are satisfied.

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

Clinical Trials

A clinical trial is almost always required to support a PMA application and de novo classification and is sometimes required for a premarket notification. For significant risk devices, the FDA regulations require that human clinical investigations conducted in the U.S. be approved under an IDE, which must become effective before clinical testing may commence. A nonsignificant risk device does not require FDA approval of an IDE. In some cases, one or more smaller IDE studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device. A 30-day waiting period after the submission of each IDE is required prior to the commencement of clinical testing in humans. If the FDA disapproves the IDE within this 30-day period, the clinical trial proposed in the IDE may not begin.

An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must also include a description of product manufacturing and controls, and a proposed clinical trial protocol. The FDA typically grants IDE approval for a specified number of patients to be treated at specified study centers. During the study, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and record keeping. The investigators must obtain patient informed consent, follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with reporting and record keeping requirements. Prior to granting PMA, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with IDE requirements.

Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard intended to protect the rights and health of patients and to define the roles of clinical trial sponsors, investigators, and monitors; and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Pivotal clinical trials supporting premarket applications for devices are typically conducted at geographically diverse clinical trial sites and are designed to permit the FDA to evaluate the overall benefit-risk relationship of the device and to provide adequate information for the labeling of the device when considering whether a device satisfies the statutory standard for commercialization. Clinical trials, for significant and nonsignificant risk devices, must be approved by an institutional review board, or IRB – an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety, and welfare of the human research subject.

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

Although the QSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing. Investigational devices may only be distributed for use in an investigation and must bear a label with the statement: “CAUTION—Investigational device. Limited by Federal law to investigational use.”

Post-Market Requirements

After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, the medical device reporting regulations (which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and reports of corrections and removals regulations (which require manufacturers to report recalls or removals and field corrections to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA). After a May 2018 inspection, the FDA issued to us a Form 483 that included observations for failure to properly evaluate whether certain complaints related to Pharos and DABRA that we have received rose to a level required to be reported to the FDA. In response, we informed the FDA that we modified our complaint review procedures and we completed a retrospective evaluation and have not found any complaints which require a submission to the FDA. In connection with our Audit Committee investigation, the Audit Committee also found failures to properly identify reportable events or to file timely reports, as well as failure to address each of the observations to FDA’s satisfaction. In addition, the FDA conducted an unannounced facility inspection in December 2019. The FDA issued to us a Form 483 that included observations that schedules for the adjustment, cleaning, and other maintenance of equipment have not been adequately established, a device master record index was not current, and document control procedures have not been fully established. All corrective actions to address the December 2019 inspectional observations are complete, and the final Form 483 report was sent to the FDA on September 25, 2020. Failure to properly identify reportable events or to file timely reports, as well as failure to address each of the observations to FDA’s satisfaction, can subject us to warning letters, recalls, or other sanctions and penalties.

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

The Federal Trade Commission, or FTC, also oversees the advertising and promotion of our products (other than labeling) pursuant to its broad authority to police deceptive advertising for goods or services within the U.S. The FDA and FTC work together to regulate different aspects of activities by medical product manufacturers, consistent with the inter-agency Memorandum of Understanding. Under the Federal Trade Commission Act, or FTCA, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. In the context of performance claims for products such as our devices and services, compliance with the FTC Act includes ensuring that there is scientific data to substantiate the claims being made, that the advertising is neither false nor misleading, and that any user testimonials or endorsements we or our agents disseminate related to the devices or services comply with disclosure and other regulatory requirements.

Violations of the FDCA or FTCA relating to the inappropriate promotion of approved products may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, including state consumer protection laws.

For a PMA or Class II 510(k) or de novo devices, the FDA also may require post-marketing testing, surveillance, or other measures to monitor the effects of an approved or cleared product. The FDA may place conditions on a PMA-approved device that could restrict the distribution or use of the product. In addition, quality-control, manufacture, packaging, and labeling procedures must continue to conform to QSRs and other applicable regulatory requirements after approval and clearance, and manufacturers are subject to periodic inspections by the FDA. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with QSRs. If the FDA believes we or any of our contract manufacturers or regulated suppliers are not in compliance with these requirements and patients are being subjected to serious risks, the agency can shut down our manufacturing operations, require recalls of our medical device products, refuse to approve new marketing applications, initiate legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees.

Radiation Emitting Products

The FDA regulates radiation emitting electronic products even when they are not intended to be used for medical purposes. X-rays, microwaves, radio waves, laser, visible light, sound, ultrasound, and ultraviolet light are a few examples of the many types of radiation that may be produced by an electronic product. Diagnostic X-

ray systems, laser products, laser light shows, and microwave ovens are a few examples out of the many different electronic products that emit radiation subject to FDA regulation. Many radiation emitting electronic products are also medical devices. In those cases, the products must comply with two independent sets of regulations—radiation safety regulations that apply to radiation emitting electronic products, as well as medical device regulations that apply to all medical devices.

Under the Electronic Product Radiation Control provisions of the FDCA, the FDA has established regulations specifying electronic product performance standards covering several varieties of radiation emitting electronic products. Companies that manufacture or import electronic products subject to an FDA performance standard are required to submit various electronic product reports to the FDA to demonstrate that their products comply with the standard. Unless exempted by the radiation safety regulations, a manufacturer or importer must also submit to the FDA follow-up reports for product updates or modifications, as well as an annual report for their radiation emitting electronic products. The radiation safety regulations provide specific certification and labeling requirements for electronic products. Labeling, which includes user manuals, must contain certain information, such as warnings, declarations and clear and concise instructions for use and service. The information must also be formatted in accordance with the applicable regulations. The law and applicable federal regulations also require laser manufacturers to maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product.

Non-U.S. Regulatory

International sales of medical devices are also subject to the regulatory requirements of each country in which the devices are commercialized. The international regulatory review process varies from country to country and authorization from one country to market a device does not guarantee that other countries will also grant marketing authorization. In China, the State Food and Drug Administration, or SFDA, is the agency primarily responsible for regulating medical devices. We have clearances from China, from both the SFDA and the China Food and Drug Administration, or CFDA. In Europe, the regulations of the European Union require that a medical device be granted a CE Mark indicating conformance with European Union laws and regulations before it can be sold in that market. We received a CE mark for the DABRA vascular system in the third quarter of 2016.

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

•

in addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, and its implementing regulations, imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

•

the U.S. Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), non-physician healthcare professionals (defined to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives) and teaching hospitals, as well as information regarding ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and non-U.S. laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state and non-U.S. laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, the Patient Protection and Affordable Care Act of 2010, or PPACA, and the Medicare Access and CHIP Reauthorization Act of 2015 substantially changed the way healthcare is delivered and financed by both governmental and private insurers. These changes included the creation of demonstration programs and other value-based purchasing initiatives that provide financial incentives for physicians and hospitals to reduce costs, including incentives for furnishing low-cost therapies. Under the Trump Administration, there were ongoing efforts to modify or repeal all or part of PPACA or take executive action that affects its implementation. Tax reform legislation was passed that includes provisions that impact healthcare insurance coverage and payment such as the elimination of the tax penalty for individuals who do not maintain health insurance coverage (the so-called “individual mandate”). Such actions or similar actions could have a negative effect on the utilization of our products. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit upheld a lower court’s determination in Texas v. Azar,

4:18-cv-00167, that the individual mandate was unconstitutional and remanded the case to the lower court for further analysis as to whether PPACA as a whole is unconstitutional because the individual mandate is not severable from other provisions of the law. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the PPACA. The PPACA thus remains in effect in its current form. Further legislative and regulatory changes under the PPACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the PPACA and expand the number of people who are eligible for health insurance subsidies under it. It is unclear how healthcare measures promulgated by the Biden administration will impact the implementation of the PPACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the PPACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

General legislative action may also affect our business. For example, the Budget Control Act of 2011 included provisions to reduce the federal deficit. The Budget Control Act, as amended, resulted in the imposition of reductions of up to 2% in Medicare payments to providers which began in April 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of the sequester. These or other similar reductions in government healthcare spending could result in reduced demand for our products or additional pricing pressure.

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

Human Capital

As of March 16, 2022, we had 58 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of the Company by motivating such individuals to perform to the best of their abilities and achieve the Company’s objectives.

Segment Information

After the sale of the Dermatology Business in August 2021, we began operating our business in one segment, which includes all activities related to the research, development and manufacture of the DABRA system. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

Geographic Information

During the years ended December 31, 2021 and 2020, all of our long-lived assets were located in and our revenues came from within the U.S.

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

You may find on our website at www.ramed.com electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC.

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

Risk Factor Summary

Risks Related to Our Business and Products

•	We require additional capital to finance our operations, which may not be available to us on acceptable terms or at all.
•

We have determined that there is substantial doubt about our ability to continue as a going concern, and we will need to undertake additional financings in order to execute our business plan and fund our operations. We may not be able to obtain such funding on a timely basis, or on commercially reasonable terms, or at all. Any capital-raising transaction we are able to complete may result in substantial dilution to our existing stockholders, require us to relinquish significant rights, or restrict our operations.

•	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•	We may be unable to successfully remedy the performance, shelf life and calibration issues associated with our DABRA catheters, achieve market acceptance of DABRA, or achieve revenue growth.
•	Our success depends in large part on DABRA. If we are unable to successfully manufacture, market and sell DABRA, our business prospects will be significantly harmed.
•

The military action launched by Russian forces in Ukraine, and the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have impacted and may continue to impact, our business and results of operations, including our supply chain.

•

Our ability to successfully complete our atherectomy trial may continue to be hindered or delayed by the effects of the COVID-19 pandemic and DABRA catheter performance limitations that are currently being addressed by various engineering efforts.

•

We are required to devote significant resources to complying with the terms and conditions of our Settlement Agreement and Corporate Integrity Agreement (as described below) and, if we fail to comply, we could be subject to penalties or, under certain circumstances, excluded from government healthcare programs, which would materially adversely affect our business.

•	Physicians and staff may not commit enough time to sufficiently learn how to use our products.

Risks Related to Government Regulation and our Industry

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

Risks Related to Our Business and Products

We require additional capital to finance our operations, which may not be available to us on acceptable terms or at all.

Our current cash resources are not sufficient to fund operations at the expected level of activity beyond the fourth quarter of 2022. We will need additional capital to continue operations at the current level and to continue our atherectomy indication trial and engineering efforts.

Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development and commercialization efforts. As of December 31, 2021, we had cash and cash equivalents of $15.0 million and an accumulated deficit of $178.3 million. For the years ended December 31, 2021 and 2020, we used cash of $27.6 million and $28.3 million, respectively, in operating activities from continuing and discontinued operations. We have experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit and expect to continue to incur net losses into the foreseeable future. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

In the near term, we expect our recurring operational costs to decrease as a result of our cost savings initiatives. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We have suspended sales of DABRA catheters not related to our atherectomy clinical trial. We submitted additional test data with respect to the DABRA catheter shelf life in March 2021, which was cleared by the FDA in July 2021. Further cost reductions may be required on an ongoing basis to optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. Until we are able to generate sufficient revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Additionally, we anticipate additional legal and other costs related to the securities class action and derivative lawsuits, as well as compliance with, and payments under, the terms of our Settlement Agreement and Corporate Integrity Agreement associated with our settlements with the DOJ and the participating states. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development and these lawsuits and the government investigation, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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
•

the costs associated with manufacturing, selling, and marketing DABRA for its cleared or approved indications or any other indications for use for which we receive regulatory clearance or approval, including the cost and timing of expanding our manufacturing capabilities, as well as establishing our sales and marketing capabilities;

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

If we raise additional capital or develop and/or commercialize our products with third parties through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements, we may have to develop our products on a slower timeline or relinquish certain valuable rights to our products, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. If we are unable to obtain adequate financing on commercially reasonable terms when needed, we may have to delay, reduce the scope of or suspend our sales and marketing efforts, which would have a material adverse effect on our business, financial condition, and results of operations. We also expect the continuing economic uncertainty resulting from the effects of the COVID-19 pandemic and Russia’s invasion of Ukraine to have a negative impact on our ability to secure additional financing in a timely manner or on favorable terms, if at all.

We have determined that there is substantial doubt about our ability to continue as a going concern, and we will need additional financings to execute our business plan and to fund our operations. We may not be able to obtain such funding on a timely basis, or on commercially reasonable terms, or at all. Any capital-raising transaction we are able to complete may result in substantial dilution to our existing stockholders, require us to relinquish significant rights, or restrict our operations.

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

Historically, we have financed our operations through private and public placement of equity securities. Our ability to obtain financing is subject to multiple risks, many of which are beyond our control. We have and will continue seeking to reduce our recurring operation costs, by engaging in regular and ongoing reviews of our business model and strategic options to help ensure that we are focusing our cash resources on advancing our key corporate initiatives. We also intend to raise additional capital in order to fund our operations and grow our business and have an effective shelf registration statement. We may seek to raise capital through strategic transactions, such as a sale of one or more of our assets, a license to our technology, a business combination or other partnership transaction, and in connection with such transaction, we may be required to relinquish valuable rights that would dilute our current and future value. However, no assurance can be provided that we will be able to do so on commercially reasonable terms, or at all. We may incur significant costs in pursuing, evaluating and negotiating particular capital-raising and/or strategic or partnering transactions, even if our efforts prove unsuccessful. Our failure to raise capital or consummate any of these transactions as needed would have a material adverse effect on our financial condition and ability to pursue our business strategy and we may be unable to continue as a going concern and required to liquidate our assets and dissolve our company. To the extent that we are unable to be, and even to the extent we are, successful in consummating one or more of these transactions, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. If we determine our financial resources are insufficient to fund our operations even after implementing additional cost saving measures and reducing the scope of our operations, we may be required to dispose of or liquidate our assets at values significantly less than what we believe their values to be and at which they are carried on our financial statements.

If our board of directors decides to dissolve our company and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurance as to the amount or timing of available cash left to distribute to our stockholders after paying our debts and other obligations and setting aside funds for potential future claims. If we attempt to continue to operate our business, focusing on our atherectomy indication trial or potentially expanding the use of our technology to be used for lithotripsy, we would need to raise significant additional funds to fund our operations and execute on our business strategy and we may not be successful in those efforts.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive medical devices industry depends upon our ability to attract and retain highly qualified managerial, scientific, sales and medical personnel. We are highly dependent on our senior management team. Will McGuire, our Chief Executive Officer, has been diagnosed with a serious illness not caused by COVID-19 and has been undergoing treatment for his illness. He continues to fulfill all of his duties and responsibilities and has stated his desire to continue in such roles. We do not expect our Chief Executive Officer to relinquish any of his responsibilities or duties in the short term as a result of this diagnosis, however, his condition may change and prevent him from doing so. The Board has discussed a plan of succession and will continue to evaluate and monitor our options on an ongoing basis should Mr. McGuire need to relinquish any of his responsibilities or duties at any time as a result of his illness or otherwise. The loss of the services of any of our executive officers and other key employees, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

Our future financial success will depend substantially on our ability to effectively and profitably manufacture, market and sell DABRA. The commercial success of DABRA will depend on a number of factors, including the following:

•	our ability to timely remedy the current inconsistencies in our DABRA catheter performance, including extended shelf life and reduce non-calibrations, reduced kinking, and identify future issues;
•	our ability to further enhance our DABRA catheter performance with an improved design to make the catheter more kink-resistant when navigating tortuous anatomy;
•	our ability to develop a guidewire-compatible version of our DABRA catheter designed to allow physicians to navigate the vasculature more easily;
•	our ability to develop a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures;
•	our ability to upgrade the DABRA laser’s functionality and user interface and maintain necessary regulatory clearances;
•	our ability to continue commercializing DABRA for its cleared indications for use with a smaller sales force;
•

our ability to complete our atherectomy trial in a timely manner or at all, which may be affected by reductions in voluntary medical procedures during the ongoing COVID-19 pandemic as well as by limitations in our DABRA catheter performance, as described above;

•	our ability to receive FDA clearance for an atherectomy indication for use;
•

our ability to successfully complete the voluntary recall of our DABRA catheters and subsequently achieve market acceptance following the change in our labeling from a 12-month to two-month shelf life;

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

Our ability to successfully complete our atherectomy trial may continue to be hindered or delayed by the effects of the COVID-19 pandemic and DABRA catheter performance limitations that are currently being addressed by various engineering efforts.

The effects of the COVID-19 pandemic and the DABRA catheter performance limitations have impacted our ability to complete our atherectomy study in a timely manner. For example, enrollment in our atherectomy clinical trial, and patients’ completion of our atherectomy trial, may be further delayed or slowed by any increases in COVID-19 cases or other effects of the COVID-19 pandemic, as patients elect, or are asked, to postpone voluntary treatments and physicians’ offices are either closed or only performing procedures on patients with a more advanced disease state that may not meet the enrollment criteria for our atherectomy clinical trial. In addition, inconsistencies or limitations in our DABRA catheter performance, including a current two-month shelf life and a history of non-calibrations, may deter some clinical sites from participating in our atherectomy study. Other limitations in our DABRA catheter performance, such as the potential for kinking during certain clinical scenarios or the lack of a guidewire-compatible version of our DABRA catheter, may limit the number of cases in which the DABRA catheter will be used during the trial. Laboratories may read or interpret clinical data differently than our clinical trial physicians’ initial assessment, which may lead to delays in the ultimate conclusion of our trial. Accordingly, we cannot predict whether or when we will be able to successfully complete our atherectomy indication trial. Any inability to complete our atherectomy indication trial could have an adverse impact on our ability to successfully manufacture, market and sell DABRA, which in turn could adversely impact our business, financial condition and results of operations.

We are required to devote significant resources to complying with the terms and conditions of our Corporate Integrity Agreement and, if we fail to comply, we could be subject to penalties or, under certain circumstances, excluded from government healthcare programs, which would materially adversely affect our business.

On December 28, 2020, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General, or OIG. The Corporate Integrity Agreement requires that we maintain our existing compliance programs, as well as expanding compliance-related requirements during the term of the Corporate Integrity Agreement. The Corporate Integrity Agreement requires us to establish specific procedures and requirements regarding consulting activities, marketing activities and other interactions with healthcare professionals and healthcare institutions and the sale and marketing of our products; ongoing monitoring, reporting, certification and training obligations; and the engagement of an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs. Developing and maintaining these processes, policies and procedures necessary to comply with the Corporate Integrity Agreement will require a significant portion of management’s attention and the application of significant resources. In addition, while we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants or our contractors are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws, all potentially applicable foreign regulations and/or laws and/or all requirements of the Corporate Integrity Agreement. If we breach the Corporate Integrity Agreement, we could become liable for payment of certain stipulated penalties or could be excluded from participation in federal health care programs. The costs associated with compliance with the Corporate Integrity Agreement, or any liability or consequences associated with its breach, could have an adverse effect on our business or any potential strategic transaction, such as a sale of one or more of our assets, a license to our technology, a business combination or other partnership transaction.

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

The research, development, marketing and sale of our current products and any potential new and improved products or future product indications for which we receive regulatory clearance or approval depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our business, financial condition, and results of operations. At the same time, companies in the medical device industry are under continued scrutiny by the OIG and the DOJ, for improper relationships with physicians. For example, on December 28, 2020, we entered into a Settlement Agreement and a related Corporate Integrity Agreement related to a resolution of a DOJ civil investigation concerning, among other things, whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute, 42 U.S.C. §1320a-7b. Our failure to comply with the Corporate Integrity Agreement or requirements governing the industry’s relationships with physicians, including the reporting of certain payments to physicians under the National Physician Payment Transparency Program (Open Payments) or the reputational harm or negative publicity resulting from the settlement of the government investigation could impact physicians’ willingness to conduct business with us, which would have a material adverse effect on our business, financial condition, and results of operations.

We have experienced inconsistencies in our DABRA catheter performance. This and any other development or manufacturing problems or delays could limit the potential growth of our revenue or increase our losses.

Beginning in the fourth quarter of 2018, we started experiencing inconsistencies in our DABRA catheter performance. We believed at the time that these inconsistencies were related to controlling the temperature of the oven used in the manufacturing process, which we had previously referred to as production limitations. These inconsistencies led to an increase in the number of catheters that failed to calibrate at customer sites, despite calibrating successfully during our quality assurance steps. During that same period, our sales team noted higher rates of non-calibration of catheters at customer physician offices. The higher than anticipated rates of non-calibration resulted in customer dissatisfaction with the product, resulting in what we believe to be fewer purchases by our customers and therefore lower revenue during the fourth quarter of 2018 and into 2019. However, the decrease in purchases and the impact of such decrease on our revenues is not determinable. In response, we upgraded our temperature control regulator and made certain changes in our production flow and validated the changes that we believed corrected the production limitations. After manufacturing several well-performing lots with this upgraded process, the percentage of catheters that failed to calibrate at customer sites began to increase after decreasing during April and May 2019. After collecting field data and performing internal testing, we observed that while catheters can perform satisfactorily up to one year, catheters that were more than two months from sterilization had a significantly higher rate of non-calibration than catheters that were within two months from sterilization. As a result, in September 2019, we initiated a voluntary recall of our catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters. At the FDA’s request, we engaged in additional shelf life testing as part of a special 510(k) and suspended commercial sales of catheters in order to remedy the shelf life issues. The FDA subsequently decided not to clear the special 510(k) and requested to see additional test data to confirm the stability of the shelf life before permitting us to resume commercial sales. We submitted this additional test data with respect to the DABRA shelf life in March 2021 in a traditional 510(k) and received clearance by the FDA in July 2021.

There can be no assurance that we will be able to timely correct the performance issues related to the DABRA catheters or that a premarket FDA submission would not be required for such changes. In addition, the manufacture of our products is subject to strict regulatory requirements as described in the risk factor titled “Our medical device operations are subject to pervasive and continuing FDA regulatory requirements.” Problems can arise during the manufacturing process for a number of reasons, including equipment malfunction, failure to maintain or follow necessary protocols and procedures, raw material problems or human error. If we are unable to timely remedy our inconsistencies in our DABRA catheter performance or if we otherwise fail to meet our internal quality standards or the quality system regulations enforced by the FDA or other applicable regulatory bodies, which include detailed manufacturing and quality obligations, our reputation could be damaged, we could be required to issue a safety alert to our customer or initiate a recall, we could incur product liability and other costs, product approvals could be delayed, suspended or revoked, enforcement action could be initiated by regulatory authorities, we could be required to cease commercialization of DABRA and our business could otherwise be adversely affected.

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

In the third quarter of 2019, we initiated a voluntary recall of our DABRA catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters, as we observed through field data and internal testing that catheters more than two months from sterilization have a significantly higher rate of non-calibration. While the newly labeled DABRA catheters showed a significant decrease in non-calibrations, we have paused commercial sales of DABRA catheters not being used for the atherectomy clinical trial while we continue our engineering efforts to improve the shelf life of our catheters.

We have incurred losses in recent periods and may be unable to achieve profitability in the future.

We incurred losses from continuing operations of $27.3 million and $35.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $178.3 million. We expect to continue to incur significant manufacturing, product development, regulatory and other expenses as we continue to remedy the inconsistencies in our DABRA catheter performance, to obtain regulatory clearances or approvals for our products in additional jurisdictions and for additional indications, to develop new products or add new features to our existing products, and to defend, cooperate and resolve pending lawsuits and government investigation, as applicable. In addition, our general and administrative expenses have increased following our IPO and we expect these costs to continue due to the additional costs associated with being a public company. The losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for an extended period of time. Our failure to achieve or maintain profitability would have a material adverse effect on our business, financial condition, and results of operations and could negatively impact the value of our common stock.

If our sole manufacturing facility becomes damaged or inoperable, or we are required to vacate the facility, our ability to manufacture and sell our products and to pursue our research and development efforts may be jeopardized.

We currently manufacture and assemble our products in our sole manufacturing facility in Carlsbad, California. Our products consist of components sourced from a variety of suppliers, with final assembly completed at our facility. Our facility and equipment, or those of our suppliers, could be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, fires, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, extreme weather conditions, medical epidemics, and other natural or man-made disasters, pandemics, epidemics, or other business interruptions, for which we are predominantly self-insured. Any of these may render it difficult or impossible for us to manufacture products for an extended period of time. If our facility is inoperable for even a short period of time, the inability to manufacture our current products, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, lower revenue and the loss of customers, which would have a material adverse effect on our business, financial condition, and results of operations. Furthermore, it could be costly and time-consuming to repair or replace our facility and the equipment we use to perform our research and development work and manufacture our products. We also rely on third-party component suppliers, and our ability to obtain commercial supplies of our products could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption, which would have a material adverse effect on our business, financial condition, and results of operations.

The emergence and effects related to a pandemic, epidemic or outbreak of an infectious disease, including the recent COVID-19 pandemic, could adversely affect our operations.

If a disaster such as a pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to occur in an area in which we operate, our operations could be adversely affected. For example, COVID-19 was characterized as a global pandemic and how long and how extensive the economic effects will last, has not been determined. The extent to which the effects of COVID-19 impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge regarding COVID-19 and the actions to contain it or treat its impact, among others. A return of the pandemic or a new pandemic could cause the temporary closure of our manufacturing facility and those used in our supply chain processes, restrictions on the export or shipment of our products, business closures in impacted areas, and further restrictions on our employees’ and consultants’ ability to travel and to meet with customers. The pandemic has caused, and its effects will likely continue to cause, delays in enrollment in our atherectomy indication trial. In addition, we have experienced delays in receiving shipments of parts which has had an impact on the timing of our key engineering efforts but has not affected our ability to support our atherectomy indication clinical trial. The effects of the pandemic could also adversely affect our ability to secure additional financing in a timely manner or on favorable terms, if at all.

We are involved in securities litigation, and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.

In June 2019, we became the subject of a lawsuit alleging securities law violations based on alleged misstatements or omissions in the Registration Statement for our IPO and in subsequent public statements. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to this lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this lawsuit, see Note 16. Commitments and Contingencies in the notes to the financial statements included elsewhere in this Annual Report on Form 10-K.

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

We market and sell DABRA for use as a tool in the treatment of vascular blockages resulting from lower extremity vascular disease. Although physicians, in the practice of medicine, may prescribe or use marketed products for uncleared or unapproved indications, manufacturers may promote their products only for the cleared or approved indications and in accordance with the provisions of the cleared or approved label. However, one of our strategies in the future is to pursue additional vascular indications for DABRA. Submitting the required applications for additional indications may require substantial additional funding beyond our cash and cash equivalents as of December 31, 2021. We cannot assure you that we will be able to successfully obtain clearance or approval for any of these additional product indications through the application process or that a premarket FDA submission may not be necessary.

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

Our promotional materials and training methods must comply with FDA regulations and other applicable laws, including restraints and prohibitions on the promotion of off-label, or uncleared use, of our products. Physicians may use our products for off-label use without regard to these prohibitions, as FDA regulations do not restrict or regulate a physician’s choice of treatment within the practice of medicine. Although our policy is to follow published FDA guidance in order to avoid promoting our products improperly, the FDA or other regulatory agencies or third parties could disagree and conclude that we have engaged in off-label promotion. For example, our DABRA Laser System has been cleared by the FDA for crossing chronic total occlusions in patients with symptomatic infrainguinal lower extremity vascular disease and has an intended use for ablating a channel in occlusive peripheral vascular disease. We have not received FDA clearance or approval to market DABRA for an atherectomy indication, and we may not promote DABRA for an atherectomy indication. Without admitting any liability or wrongdoing, on December 28, 2020, we entered into a Settlement Agreement with the DOJ, other settlement agreements with certain state attorneys general and a related Corporate Integrity Agreement that resolved civil investigations and a related civil lawsuit. Our pivotal clinical study of the DABRA Laser System completed in 2017 would not be sufficient to expand our FDA-cleared indication for use to an atherectomy indication for use, which the FDA currently defines to include a prespecified improvement in luminal patency, or prespecified increase in the openness of the artery at a pre-defined time point, such as nine months following a DABRA procedure, using a consistent assessment tool. As discussed above, we are currently conducting a clinical study intended to support our FDA regulatory application for the atherectomy indication for use.

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

The False Claims Act prohibits, among other things, making a fraudulent claim for payment of federal funds, causing such a fraudulent claim to be made, or making a false statement to get a false claim paid. The government may assert that a claim resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim under the False Claims Act. Many companies have faced government investigations or lawsuits by whistleblowers who bring a qui tam action under the False Claims Act on behalf of themselves and the government for a variety of alleged improper marketing activities, including providing free product to customers expecting that the customers would bill federal programs for the product, providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products, and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued False Claims Act cases against medical device companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Medical device and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs. If we are found to have improperly promoted off-label uses, we may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages, exclusion from federal funded healthcare programs and potential liability under the federal False Claims Act and any applicable state false claims act. Due to the Settlement Agreement and the Corporate Integrity Agreement and the previously disclosed and concluded SEC investigation, we have incurred, and will continue to incur, substantial legal costs, including settlement costs, costs of compliance with such agreements, and payments made pursuant to such agreements, and business disruption, including from ongoing and future compliance with such agreements. In the future, if we are found to have violated the False Claims Act, it may result in significant financial penalties, on a per claim or statement basis, treble damages and exclusion from participation in federal health care programs. In addition, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials, which could negatively impact our marketing and decrease demand for our products. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers, competitors, or other persons claiming to be harmed by such conduct.

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

From time to time we are involved in and may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action, and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, we are currently a party to securities class action and shareholder derivative litigation and other litigation as set forth in the “Legal Proceedings.” Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition, and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

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

For our sales and operations outside the U.S., we are similarly subject to various heavily-enforced anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, U.K. Bribery Act, and similar laws around the world. These laws generally prohibit U.S. companies and their employees and intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business or gaining any advantage. We face significant risks if we, which includes our third parties, fail to comply with the FCPA and other anti-corruption and anti-bribery laws.

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

The impact of the military action in Ukraine has affected and may continue to affect our business.

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine, as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions and military actions could have a material adverse effect on our operations. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our supply chains and affect the delivery of our products and services or impair our ability to complete financial or banking transactions.

We also cannot predict the impact of any heightened geopolitical instability or the results that may follow, including reductions in consumer confidence, heightened inflation, cyber disruptions or attacks, higher natural gas costs, higher manufacturing costs and higher supply chain costs. The impact of Russia’s invasion of Ukraine could cause our results to differ materially from the outlook presented in this Annual Report on Form 10-K.

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

In addition to current and proposed economic sanctions on Russia, which may increase or continue for an indefinite period of time as a result of Russia’s invasion of Ukraine, the U.S. has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade.

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

At March 16, 2022, we had 58 full-time employees. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions of our sales and marketing teams.

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

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us, our employees or our customers to communicate about our products or business may cause us to be found in violation of applicable requirements, including requirements of regulatory bodies such as the FDA and Federal Trade Commission. For example, promotional communications and endorsements on social media that, among other things, promote our products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label uses”), do not contain a fair balance of information about risks associated with using our products, make comparative or other claims about our products that are not supported by sufficient evidence, and/or do not contain required disclosures could result in an enforcement actions against us. In addition, adverse events, product complaints, off-label usage by physicians, unapproved marketing or other unintended messages posted on social media could require an active response from us, which may not be completed in a timely manner and could result in regulatory action by a governing body. Further, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our corporate policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients, customers and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image and goodwill, which would have a material adverse effect on our business, financial condition, and results of operations.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we may become exposed to, or collect and store sensitive data, including procedure-based information and legally protected health information, credit card, and other financial information, insurance information, and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology, or IT, and infrastructure, and that of our third-party billing and collections provider and other technology partners, may be vulnerable to cyber attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

Risks Related to Government Regulation and our Industry

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

Our medical device operations are subject to pervasive and continuing FDA regulatory requirements.

Medical devices regulated by the FDA are subject to “general controls” which include:

•	registration with the FDA; listing commercially distributed products with the FDA;
•	complying with applicable cGMPs under the Quality System Regulations, or QSR;
•	filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation;
•	assuring that device labeling complies with device labeling requirements;
•	reporting recalls and certain device field removals and corrections to the FDA; and
•	obtaining premarket notification 510(k) clearance for devices prior to marketing.

As previously disclosed, the Audit Committee found, among other things, that we, out of a concern for the DABRA catheters’ performance, engaged in efforts to replace product held by customers, which constituted product recalls, but were not documented as such. As disclosed above, we have entered into the Settlement Agreement, and the agreements with the participating states, resolving a DOJ civil investigation concerning certain Covered Conduct (as defined in the Settlement Agreement), and the OIG has agreed, conditioned upon our full payment of amounts owed in the Settlement Agreement, and in consideration of our obligations under a Corporate Integrity Agreement, to release our permissive exclusion rights and refrain from instituting any administrative action seeking to exclude us from participating in Medicare, Medicaid, or other federal health care programs as a result of the Covered Conduct. The Corporate Integrity Agreement has a five-year term and imposes monitoring, reporting, certification, documentation, oversight, screening, and training obligations on us, including the hiring of a compliance officer and independent review organization.

Some devices known as “510(k)-exempt” devices can be marketed without prior marketing clearance or approval from the FDA. In addition to the “general controls,” Class II medical devices are also subject to “special controls,” including in many cases adherence to a particular guidance document and compliance with the performance standard. As Class II, 510(k)-cleared devices, our products are subject to both general and special controls. Instead of obtaining 510(k) clearance, most Class III devices are subject to premarket approval, or PMA. We do not believe any of our current products are Class III devices, but future products could be, which would subject them to the PMA process.

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

Additionally, federal, state and foreign governments and entities have enacted laws and issued regulations and other standards requiring increased visibility and transparency of our interactions with healthcare providers. For example, the U.S. Physician Payment Sunshine Act, now known as Open Payments, requires us to report to the Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value to all U.S. physicians and U.S. teaching hospitals, with the reported information made publicly available on a searchable website. As previously disclosed, the Audit Committee found that we lacked documentation of sufficient detail and specificity regarding certain payments to physicians, ostensibly for training and consulting services, and as to three physicians did not accurately reflect the purpose and nature of approximately $300,000 of payments, which that could be perceived as an improper attempt to obtain business or to gain special advantage, and we subsequently entered into the Settlement Agreement with the DOJ relating to claims under the civil False Claims Act investigation concerning, among other things, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute. Effective January 2022, we are also required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives. Failure to comply with these legal and regulatory requirements could impact our business, and we have had and will continue to spend substantial time and financial resources to develop and implement enhanced structures, policies, systems and processes to comply with these legal and regulatory requirements, which may also impact our business and which could have a material adverse effect on our business, financial condition, and results of operations for years after any resolution of these investigations and any resulting claims are resolved.

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

For example, we have conducted four recent recalls related to our DABRA product. In September 2019, we initiated a voluntary recall of our DABRA catheters to replace 12-month shelf life labeled catheters with two-month shelf life labeled catheters, which we believe will significantly reduce the number of catheters that fail to calibrate. We submitted a request for termination to the FDA in February 2020, and as of July 2020, 98% of the affected product has been returned to us. A voluntary recall of DABRA lasers was initiated in January 2020 to correct a software issue that could result in user or patient injury or may adversely impact laser performance. This recall was classified as a Class II recall by the FDA. The FDA terminated this recall on November 1, 2021. In addition, in July 2020, we initiated a voluntary recall of our DABRA lasers to replace the wheels with lower profile wheels that were cleared by the FDA in the DABRA 510(k). We formally notified the FDA of this recall in accordance with applicable law. This field correction was completed in March 2021. The Company considers this recall complete and submitted to the FDA a final status report in March 2021 requesting termination of this field correction. In October 2020, we initiated a voluntary recall of our DABRA lasers to replace the footswitch with a footswitch that meets specification for protection from ingress of solids or liquids. We formally notified the FDA of this recall in accordance with applicable law. This recall was classified as a Class II recall by the FDA.  This field correction was completed in October 2021, and the Company received notice in February 2022 that the FDA has terminated this field correction. Any government-mandated recall or additional voluntary recall by us could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. These voluntary recalls and any future recalls of our products could divert managerial and financial resources, harm our reputation and adversely affect our business.

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

We and our suppliers are required to comply with the FDA’s QSR, which delineates, among other things, the design controls, document controls, purchasing controls, identification and traceability, production and process controls, acceptance activities, nonconforming product requirements, corrective and preventive action requirements, labeling and packaging controls, handling, storage, distribution and installation requirements, complaint handling, records requirements, servicing requirements, and statistical techniques potentially applicable to the production of our medical devices. We and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market products overseas. The FDA enforces the QSR through periodic and announced or unannounced inspections of manufacturing facilities. Our facility has been inspected by the FDA and other regulatory authorities, and we anticipate that we and certain of our third-party component suppliers will be subject to additional future inspections. If our facility or manufacturing processes or our suppliers’ facilities or manufacturing processes are found to be in non-compliance or fail to take satisfactory corrective action in response to adverse QSR inspectional findings, the FDA could take legal or regulatory enforcement actions against us and/or our products, including but not limited to the cessation of sales or the initiation of a recall of distributed products, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld a lower court’s determination in Texas v. Azar, 4:18-cv-00167, that the individual mandate was unconstitutional and remanded the case to the lower court for further analysis as to whether PPACA as a whole is unconstitutional because the individual mandate is not severable from other provisions of the law. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the PPACA. Thus, the PPACA will remain in effect in its current form. Further, legislative and regulatory changes under the PPACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the PPACA and expand the number of people who are eligible for health insurance under it. It is unclear how future litigation and healthcare measures promulgated by the Biden administration will impact the implementation of the PPACA and our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the PPACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

Other healthcare reform legislative changes have also been proposed and adopted in the U.S. since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of the sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed, and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs. As a result of reform of the U.S. healthcare system, changes in reimbursement policies or healthcare cost containment initiatives may limit or restrict coverage and reimbursement for procedures using our products and cause our revenue to decline. Additionally, individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, Medicare, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase, and which suppliers will be included in their healthcare programs. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue, attain profitability.

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

Reimbursement can vary based on geographical location, type of provider/customer, and third-party payor and can significantly influence the acceptance of new products and services. Third-party payors may view some procedures performed using our products as experimental and may not provide coverage. Third-party payors may not cover and reimburse our customers for certain procedures performed using our products in whole or in part in the future, or payment rates may decline and not be adequate, or both. Further, coverage and reimbursement by third-party payors to our customers is also related to billing codes to describe procedures performed using our products. Hospitals and physicians use several billing codes to bill for such procedures. Third-party payors may not continue to recognize the current procedural technology, or CPT, codes available for use by our customers. The CPT codes may change undermining our customer’s ability to use those codes and reimbursement may be interrupted. Furthermore, some payors may not accept these new or revised codes for payment. If payors do not cover atherectomy, physicians may not perform as many DABRA treatments as they otherwise would perform. Consequently, we may not be able to sell as many catheters for DABRA treatments as projected.

Reimbursement rates are unpredictable, and we cannot project how our business may be affected by future legislative and regulatory developments. Future legislation or regulation, or changing payment methodologies, may have a material adverse effect on our business, financial condition, and results of operations, and reimbursement may not be adequate for all customers. From time to time, typically on an annual basis, payment amounts are updated and revised by third-party payors. Because the cost of our products generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates, especially lower payments could directly impact the demand for our products. For example, in July 2013, the Centers for

Medicare and Medicaid Services, or CMS, proposed reimbursement changes that would have decreased reimbursement for procedures in an outpatient-based facility, such as a catheterization lab. Although CMS chose not to implement those changes in 2013, we cannot assure you that CMS will not take similar actions in the future.

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

We have adopted a code of ethics and business conduct, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. For example, the Audit Committee investigation identified certain behavior inconsistent with the Company’s Code of Ethics and Conduct and related policies. In addition, as discussed above, we entered into to a Settlement Agreement with the DOJ to resolve a civil investigation and related civil action, and in connection with the Settlement Agreement, entered into a 5-year Corporate Integrity Agreement with the OIG. We have incurred, and will continue to incur, costs related to compliance under, and payments made pursuant to, the Settlement Agreement and Corporate Integrity Agreement. These expenses and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition, and results of operations. If such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in government investigations, civil and criminal proceedings, the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, additional integrity reporting and oversight obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. In the future, whether or not we are successful in defending against such further actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition, and results of operations.

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

•

the U.S. Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) non-physician healthcare professionals (defined to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives) and teaching hospitals, as well as information regarding ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

In 2019, our Audit Committee identified certain conduct that may implicate healthcare laws and FDA regulatory requirements, including a failure to timely make at least two MDRs to the FDA, replacement of product held by customers, which constituted product recalls, but were not documented as such, a lack of sufficient documentation to support certain payments to physicians, and as to three physicians did not accurately reflect the purpose and nature of the payments, instructions to salespeople to characterize DABRA as performing atherectomy and encouragement to doctors to seek reimbursement using atherectomy codes, and direction of potentially valuable benefits and opportunities to doctors that were informed in part by sales prospects. As disclosed above, we entered into a Settlement Agreement with the DOJ to resolve a civil investigation and related civil complaint concerning Covered Conduct.

We have undertaken efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations. Such efforts may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of product candidates from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occurs, it could adversely affect our ability to operate our business and our results of operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We have experienced, and are currently experiencing, inconsistencies in our DABRA catheter performance, as more fully described in the risk factor titled “—We have experienced inconsistencies in our DABRA catheter performance. This and any other development or manufacturing problems or delays could limit the potential growth of our revenue or increase our losses.” In addition to the inconsistencies and risks described in the foregoing risk factor, we may encounter unforeseen situations that would result in delays or shortfalls in manufacturing, including as a result of the ongoing military conflict between Russia and Ukraine. Key components and sub-assemblies of DABRA are currently provided by a limited number of suppliers, and we do not maintain large inventory levels of these components and sub-assemblies. For example, we rely on a limited number of suppliers for the Thyratron used to manufacture our lasers. If we experience a shortage in any of these components or sub-assemblies, we would need to identify and qualify new supply sources, which could increase our costs, result in manufacturing delays, and cause delays in the delivery of our products. We may also experience a delay in completing validation and verification testing or sterility audits for controlled-environment rooms at our manufacturing facility.

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

We cannot assure you that we or our component suppliers comply or can continue to comply with all regulatory requirements. A failure by us or one of our component suppliers to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, with a component supplier, until a new supplier has been identified and evaluated. Our or any of our component suppliers’ failure to comply with applicable regulations could cause sanctions to be imposed on us, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals or clearances, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, which could harm our business. We cannot assure you that if we need to engage new suppliers to satisfy our business requirements, we will be able to locate new suppliers in compliance with regulatory requirements at a reasonable cost and in an acceptable timeframe. Our failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

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

We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies, or failing to comply with regulatory requirements.

We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and planned clinical trials and we expect to continue to rely upon third parties to conduct clinical trials of our investigational products. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third party, it would delay our drug development activities.

Our reliance on these third parties for such medical device development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP or quality system regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing authorization process.

Misconduct by our CROs or other third-party contractors could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by third parties we contract with, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, damages, reputational harm, and the curtailment or restructuring of our operations, among others.

Risks Related to Ownership of Our Common Stock

The price of our stock may be volatile, which could result in substantial losses for investors. Further, an active, liquid and orderly trading market for our common stock may not be sustained and we do not know what the market price of our common stock will be, and as a result it may be difficult for you to sell your shares of our common stock.

Prior to our listing on the New York Stock Exchange in September 2018, there was no public market for shares of our common stock. Although our common stock is listed on the NYSE American, the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active trading market for our shares may not be sustained in the future. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

•	unanticipated serious safety concerns related to the use of our products;
•	changes in our organization;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our future growth;
•	the size and growth of our target markets;
•	actual or anticipated variations in quarterly operating results;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including shareholder litigation, government actions or litigation related to intellectual property;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	any delay in any regulatory filings for our future products and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such products;
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

As of December 31, 2021, we had net operating loss carryforwards, or NOLs, of approximately $39.2 million for federal income tax purposes, and $41.2 million for state income tax purposes. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We have completed an IRC Section 382 analysis regarding the limitation of net operating losses through December 31, 2020 and determined that an ownership change occurred in May 2020. The effect of the ownership change is reflected in the NOL balances as of December 31, 2020. The Company calculated the limitation on net operating losses and other tax attributes and reduced the value of the deferred tax assets resulting in a tax expense impact of $20.8 million. The tax expense was offset by a tax benefit recorded on the reduction in valuation allowance recorded for the deferred tax assets for the year ended December 31, 2020. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Ownership changes that materially limit our use of our historical NOLs could harm our future operating results by effectively increasing our future U.S. federal income tax and U.S. state income tax obligations. In addition, as a result of the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, however, the deductibility of our federal NOLs generated in such years will be limited to 80% of taxable income if utilized in taxable years beginning after December 31, 2020. Federal net operating losses incurred in years beginning before January 1, 2018 are subject to a twenty-year carryforward but are not limited to 80% of taxable income.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles, or GAAP, or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time to new compliance initiatives, including maintaining an effective system of internal controls over financing reporting.

As a public company, we have incurred and will continue to incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the NYSE American to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the completion of our IPO. We intend to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than anticipated or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

These rules and regulations applicable to public companies have increased and will continue to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Future sales and issuances of a substantial number of shares of our common stock or rights to purchase common stock by our stockholders in the public market could result in additional dilution of the percentage ownership of our stockholders and cause our stock price to fall.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 16, 2022, we had outstanding 31,458,547 shares of our common stock.

In connection with the sale of the Dermatology Business in 2021, we issued a warrant to the broker. In connection with our 2020 equity offerings, we issued warrants to investors and our placement agent, H.C. Wainwright & Co., LLC. We had an aggregate of 2,419,280 warrants outstanding as of December 31, 2021. We have an effective shelf registration statement and had an effective at-the-market, or ATM, offering thereunder until January 18, 2022. During the year ended December 31, 2021, we sold 3,811,170 shares of common stock under the ATM offering. In addition, pursuant to our 2018 Equity Incentive Plan, or 2018 Plan, equity incentive awards representing up to an aggregate of 188,307 shares of our common stock were available for issuance to our employees, directors and consultants as of December 31, 2021. The 2018 Plan includes an annual increase in the number of shares available for future grant each year pursuant to the “evergreen” provision of our 2018 Plan. Additionally, pursuant to our 2018 Employee Stock Purchase Plan, or ESPP, a total of 4,764 shares were available for purchase under our ESPP as of December 31, 2021. The ESPP also includes an annual increase in the number of shares available for sale under our ESPP each year pursuant to the “evergreen” provision of our ESPP. In addition to the increase in shares available to grant in 2020 due to the “evergreen” provisions contained in the 2018 Plan and the ESPP, in the first quarter of 2020 we adopted the 2020 Inducement Equity Incentive Plan for the purpose of attracting, retaining and incentivizing employees in furtherance of our success. On adoption, 32,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards, and 9,000 shares were available for issuance as of December 31, 2021. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

Further, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3. We are currently subject to General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, and the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We are currently limited by the Baby Shelf Rule as of the filing of this Annual Report on Form 10-K, until such time as our public float exceeds $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by SEC staff.

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

The continued listing of our common stock on the NYSE American is contingent on our continued compliance with a number of listing standards. The NYSE American retains substantial discretion to, at any time and without notice, suspend dealings in or remove any security from listing. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer: (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. There is no assurance that we will remain in compliance with these standards. For example, the NYSE American will consider suspending dealings in, or delisting, securities of an issuer that has stockholders’ equity of less than $6 million if that issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. We have had a loss from operations and net loss in each of our five most recent fiscal years. As of December 31, 2021, our stockholders’ equity was $13.7 million. If our stockholders’ equity falls below $6 million, the NYSE American may determine that we are no longer suitable for listing and may commence delisting proceedings pursuant Section 1003(a)(iii) of the NYSE MKT Company Guide.

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

We may be required to raise additional financing by issuing new securities, which may have terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock and our business.

We will require additional financing to fund research, development and commercialization of our technology, to obtain and maintain patents and other intellectual property rights in our technology, and for working capital and other purposes. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our then-current shareholders will be reduced. Further, we may have to offer new investors in our equity securities rights that are superior to the holders of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our products and to cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters occupy approximately 32,000 square feet in Carlsbad, California under a lease that expires in December 2027. We are currently operational in this facility which also incorporates our manufacturing operations.

We have invested in our manufacturing facility, including making upgrades to our controlled environments by increasing the total square footage from approximately 500 square feet to approximately 2,000 square feet. This provides an adequate work area for fabricating sterile, high-quality catheters for the DABRA laser systems and high-reliability laser pump chambers to support the vascular market. We have further invested in capital equipment and staff and believe that our current manufacturing capacity will be sufficient to meet the current expected demand for our products for at least the next 12 months. We believe our existing facility is capable of producing 400 lasers per year and 140,000 catheters per year, and this capability will be sufficient for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Securities Class Action and Shareholder Derivative Litigation

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et al., (Civil Action no. 19CV1079 LAB NLS) was filed in the U.S. District Court for the Southern District of California against the Company, certain current and former officers and directors, and certain underwriters of the Company’s initial public offering. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in the Company’s registration statement in violation of Sections 11 and 15 of the Securities Act and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Exchange Act. On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. On June 10, 2021, defendants moved to dismiss the second amended complaint. On November 12, 2021, following a private settlement mediation with the lead plaintiffs, the parties executed a stipulation of settlement that resolved the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $10.0 million. On March 18, 2022, we paid approximately $0.6 million towards the settlement and are working with our insurers to determine if we must pay an additional amount, up to an additional $0.4 million (total of $1.0 million), to satisfy our self-insured retention/deductible. Our insurers will pay the remaining amount towards the settlement. The proposed settlement requires both preliminary and final approval by the court. On February 11, 2022, the court granted preliminary approval of the settlement, scheduled a hearing on final approval of the settlement for June 13, 2022, and denied the pending motion to dismiss without prejudice. Should the court not approve the proposed settlement or if the proposed settlement otherwise does not become final, the parties will be returned to their litigation postures prior to the execution of the stipulation of settlement. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s financial condition and its results of operations for the period or periods in which such determination is made.

On October 1, 2019, a shareholder derivative complaint captioned Noel Borg v. Dean Irwin, et al (Civil Action no. 1:99-cm-09999) was filed in the U.S. District Court for the District of Delaware against certain current and former officers and directors, purportedly on behalf of the Company, which is named as a nominal defendant in the action. The complaint alleges breaches of fiduciary duty, unjust enrichment, waste, and violations of Section 14(a) of the Exchange Act. On October 21, 2019, pursuant to the parties’ stipulation, the court stayed the derivative lawsuit until the related class action is resolved. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery from the defendants would be to the benefit of the Company. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

Settlement Agreements with the Department of Justice and Participating States

On December 28, 2020, the Company entered into a Settlement Agreement with the U.S., acting through the DOJ and on behalf of the OIG, and other settlement agreements with certain state attorneys general to resolve investigations and a related civil action concerning its marketing of the DABRA laser system and DABRA-related remuneration to certain physicians. Pursuant to the terms of the Settlement Agreement and the agreements with the participating states, (a) if the Company’s revenue exceeds $10 million in any of fiscal years 2021-2024, the Company also is required to pay for the corresponding year: $500,000 for 2021, $750,000 for 2022, $1 million for 2023, and $1.25 million for 2024; (b) if the Company is acquired or is otherwise involved in a change in control transaction before the end of 2024, the Company is required to pay an additional settlement amount of $5 million, plus 4% of the value attributed to the Company in the transaction, so long as the attributed value is in excess of $100 million, with the total change in control payment never to exceed $28 million; and (c) if the Company’s obligations under the Settlement Agreement are avoided by bankruptcy, the U.S. may rescind the releases and bring an action against the Company in which the Company agrees is not subject to an automatic stay, is not subject to any statute of limitations, estoppel or laches defense, and is a valid claim in the amount of $56 million, minus any prior change in control payments.

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

On March 16, 2022, the last reported sales price of our common stock was $0.42 and, according to our transfer agent, as of March 16, 2022, there were 66 record holders of our common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 3, 2022, the Registration Statement relating to our public offering was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of (i) 9,535,000 shares of common stock, (ii) 27,602,893 Series A Warrants (which includes 3,600,000 Series A Warrants sold pursuant to the exercise of the Overallotment Option), (iii) 27,602,893 Series B Warrants (which includes 3,600,000 Series B Warrants sold pursuant to the Overallotment Option), and (iv) Pre-Funded Warrants to purchase 14,467,893 shares of common stock. The aggregate offering price for shares sold in the offering was $13.8 million, including the 15% Overallotment Option. Ladenburg Thalmann & Co., Inc. and Joseph Gunnar & Co., LLC acted as joint underwriters for the offering. On February 8, 2022, we closed the sale of such shares, resulting in aggregate cash proceeds of approximately $10.2 million, net of $1.1 million of underwriting discounts and commissions and $0.8 million of offering expenses paid or payable by us. In addition, we may incur additional offering expenses of approximately $0.7 million to $0.9 million for the tail fee owed to our former placement agent. On February 10, 2022, we issued and sold an additional 1,245,116 shares of common stock pursuant to the partial exercise of the Overallotment Option resulting in net proceeds, after deducting the underwriting discount, of approximately $0.5 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

As stated in the Registration Statement, we intend to use the net proceeds for general corporate purposes, including working capital, our atherectomy indication trial and engineering efforts. We may use a portion of the net proceeds to acquire complementary products, technologies or businesses, however, we currently have no agreements or commitments to complete any such transactions and are not involved in negotiations to do so. We may also use a portion of the net proceeds to reserve against certain existing liabilities, debts, contractual liabilities as well as reserve for potential future claims.

We may also be required to apply a portion of the net proceeds for litigation expenses and to pay in connection with a judgment or settlement of private and government claims against us, including the payment of any government fines or penalties. For more information on these matters, see Risk Factors, Securities Class Action and

Shareholder Derivative Litigation Update and Settlement Agreements with the Department of Justice and Participating States.

Recent Repurchases of Equity Securities

None.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Ra Medical Systems, Inc. is a medical device company leveraging our advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases. We believe our products enhance patients’ quality of life by restoring blood flow in arteries.

Consistent with our business strategy to continue focusing on the peripheral artery disease, or PAD, market, we completed the sale of our Pharos laser business, or Dermatology Business, to STRATA Sciences, Inc., or Strata, on August 16, 2021. Accordingly, the financial information of the Dermatology Business has been presented as discontinued operations for all periods presented. See Note 3. Discontinued Operations to the financial statements for additional information on discontinued operations. Unless otherwise noted, amounts for all periods discussed below reflect the results of operations and financial condition from our continuing operations.

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

•

Increase the robustness of our catheter via a braided overjacket, or a similar design, to make the catheter more kink-resistant when navigating tortuous anatomy. We completed the engineering work for this catheter and subsequently submit to the FDA for clearance in February 2022; and

•

Develop a version of the DABRA catheter that is compatible with a standard guidewire. We selected a design in December 2021 based on physician evaluation in a preclinical model. We expect to finalize the design for this catheter by mid-year 2022. Engineering validation and verification will follow design freeze, and we will subsequently submit to the FDA for clearance.

As stated, we are currently pursuing an atherectomy indication for use, which the FDA defines to include a prespecified improvement in luminal patency. To satisfy the FDA’s data requirements to support an atherectomy indication, we are performing a pivotal study designed to allow the FDA to evaluate the use of DABRA in atherectomy procedures. We received an Investigational Device Exemption, or IDE, approval in January 2020 and the study is approved for up to 10 clinical sites and 100 subjects. In January 2022, primarily due to subject fallout for follow-up visits due to COVID-19, we filed a protocol amendment with the FDA to add an additional 25 subjects to the study. The protocol amendment was approved by the FDA in February 2022, increasing the total number of approved subjects from 100 to 125.

We enrolled the first subject in February 2020. Throughout much of 2021 and 2020, the COVID-19 pandemic substantially impacted our ability to activate new sites and enroll additional subjects. Many sites or potential sites have been or are currently operating at a reduced capacity, and some have been closed from time to time. In addition, potential study subjects may voluntarily opt to postpone their procedures due to COVID-19 concerns. As of March 21, 2022, we have enrolled 98 subjects and seven sites have been cleared to enroll subjects. Due to the unpredictable impact the COVID-19 pandemic has had and will continue to have on enrollment in this study, we currently cannot estimate when enrollment will be completed, although we aim to complete study enrollment by the middle of 2022 and to complete the six-month follow-up in early 2023.

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

Finally, we are conducting research to prove the feasibility of using our liquid-filled catheter and excimer laser technology to fracture calcium in arteries in a procedure known as lithotripsy. Preliminary research work has demonstrated that our laser system can be utilized to create shockwaves of sufficient magnitude to fracture calcium in arteries. Fracturing calcium in coronary or peripheral arteries can help make the arteries less rigid, thus making subsequent procedures easier and/or safer to perform. We are fabricating various prototype systems and intend to advance our initial benchtop results.

Recent Developments

Underwritten Public Offering

On February 4, 2022, we entered into the Underwriting Agreement with Ladenburg Thalmann & Co. Inc., as representative of the Underwriters, pursuant to which we issued and sold in the Public Offering (i) 9,535,000 units, priced at a public offering price of $0.50 per unit, with each unit consisting of one share of common stock, one Series A Warrant and one Series B Warrant, and (ii) 14,467,893 pre-funded units, priced at a public offering price of $0.4999 per unit, with each unit consisting of one Pre-Funded Warrant, one Series A Warrant and one Series B Warrant.

In addition, pursuant to the Underwriting Agreement, we granted the Underwriters the Overallotment Option to purchase up to (i) 3,600,000 additional shares of common stock, (ii) 3,600,000 additional Series A Warrants and/or (iii) 3,600,000 additional Series B Warrants, solely to cover overallotments. The Underwriters partially exercised the Overallotment Option on February 7, 2022 to purchase 3,600,000 Series A Warrants and 3,600,000 Series B Warrants.

The units were not certificated and the shares of common stock, the Series A Warrants and the Series B Warrants comprising such units were immediately separable and were issued separately in the Public Offering. The pre-funded units were not certificated and the Warrants comprising such units were immediately separable and were issued separately in the Public Offering. The securities were offered by the Company pursuant to the Registration Statement.

On February 8, 2022, the Public Offering closed, and we issued and sold (i) 9,535,000 shares of common stock, (ii) 27,602,893 Series A Warrants (which includes 3,600,000 Series A Warrants sold pursuant to the exercise of the Overallotment Option), (iii) 27,602,893 Series B Warrants (which includes 3,600,000 Series B Warrants sold pursuant to the Overallotment Option), and (iv) Pre-Funded Warrants to purchase 14,467,893 shares of common stock, pursuant to the Registration Statement and the Underwriting Agreement. The net proceeds to the Company, after deducting the underwriting discount and commissions and offering expenses paid or payable by the Company, were approximately $10.2 million. On February 10, 2022, we issued and sold an additional 1,245,116 shares of common stock pursuant to the Overallotment Option resulting in net proceeds, after deducting the underwriting discount, of approximately $0.5 million.

Each Series A Warrant is exercisable at a price per share of common stock of $0.50, each Series B Warrant is exercisable at a price per share of common stock of $0.50 and each Pre-Funded Warrant is exercisable at a price per share of common stock of $0.0001. Each Warrant is immediately exercisable. The exercise prices of the Warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. Subject to limited exceptions, a holder of Warrants will not have the right to exercise any portion of its Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, upon election by a holder prior to the issuance of any Warrants, 9.99%) of the shares of common stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

The Underwriting Agreement contains representations, warranties and covenants made by the Company that are customary for transactions of this type. Under the terms of the Underwriting Agreement, the Company has agreed to indemnify the Underwriter against certain liabilities, including liabilities under the Securities Act of 1933, as amended. In addition, pursuant to the terms of the Underwriting Agreement, the Company and its executive officers and directors have entered into lock-up agreements providing that the Company and each of these persons may not, without the prior written approval of the Underwriter, subject to limited exceptions, offer, sell, transfer or otherwise dispose of the Company’s securities for a period of 90 days following the date of the Underwriting Agreement.

On February 8, 2022, we entered into the Warrant Agency Agreement with our transfer agent, American Stock Transfer & Trust Company LLC, who will also act as our warrant agent.

We are contractually obligated to pay a former placement agent a tail fee equal to 7.5% cash compensation for the gross proceeds raised, and 7% warrant coverage of the number of shares of common stock placed, in any public or private offering consummated within twelve months of the expiration or termination of our engagement with such placement agent by any investor contacted by the placement agent during the term of our engagement. A number of the investors in the Public Offering had previously been contacted by such placement agent and, as a result, we may be obligated to pay such placement agent a cash fee in connection with the Public Offering which we estimate to be between approximately $0.7 million and $0.9 million. In addition, we may be obligated to issue between 1.4 million and 1.7 million warrants to purchase common stock valued at between $0.2 million and $0.3 million.

Termination of ATM Agreement

On January 18, 2022, H.C. Wainwright & Co. delivered written notice to us that it was terminating the “at the market”, or ATM, Agreement with us dated January 26, 2021. During the year ended December 31, 2021, we sold 3,811,170 shares of common stock for gross proceeds of approximately $16.0 million through the ATM equity offering facility, or ATM Facility, under the ATM Agreement. With the provision of such notice, the ATM Facility is no longer available to us.

Chief Executive Officer Health

Will McGuire, our Chief Executive Officer, was recently diagnosed with a serious illness not caused by COVID-19 and has been undergoing treatment for his disease. He continues to fulfill all of his duties and responsibilities and has stated his desire to continue in such roles. Our board of directors has discussed a plan of succession and will continue to evaluate and monitor our options on an ongoing basis should Mr. McGuire need to relinquish any of his responsibilities or duties at any time as a result of his illness or otherwise.

Effects of COVID-19 and Market Conditions

The global effects of COVID-19 have created significant volatility, uncertainty and economic disruption. Although the number of reported cases of COVID-19 has recently decreased, the ultimate effects of COVID-19 on our business, operations and financial condition are unknown at this time. We expect that enrollment in our atherectomy clinical trial will continue to be affected by the uncertainty relating to COVID-19, as patients may continue to elect to postpone voluntary treatments and physicians’ offices are either remaining closed, operating at a reduced capacity or are in the process of reopening or returning to full capacity. Our manufacturing facility located in Carlsbad, California is currently operational. We have experienced delays in receiving shipments of parts which has had an impact on the timing of our key engineering efforts but has not affected our ability to support our atherectomy clinical study. However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

We, like many companies, are also experiencing increased difficulty in attracting and retaining key personnel due to a tight labor market.

Components of our Results of Operations

Net Revenues

Product sales revenues consisted of the sales of catheters for use with the DABRA laser. We are currently not selling commercial product and are only selling catheters for use on our atherectomy clinical trial.

Service and other revenues consisted primarily of billable services, including fees related to DABRA laser commercial usage agreements, which are recognized when the services are provided.

We have historically used distributors outside the U.S. in markets where we have received regulatory approval. We expect to continue to seek regulatory approvals for our products in additional strategic markets.

Cost of Revenues

Cost of revenues for product sales consists primarily of costs of components for use in our products, the labor used to produce our products, and the manufacturing overhead that supports production.

Gross Profit (Loss)

We calculate gross profit (loss) as revenues less cost of revenues. Our gross profit (loss) has been and will continue to be affected by a variety of factors, primarily production volumes, the cost of direct materials, manufacturing costs, product yields, headcount and cost-reduction strategies. Our gross profit (loss) would be reduced if our production volume increased and certain costs remained fixed or increased at a slower rate. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, benefits and stock-based compensation expense. Other SG&A expenses include professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and facility-related expenses. We expect continued legal costs associated with ongoing litigation and the government investigation.

Research and Development Expenses

Research and development, or R&D, expenses include the following:

•	certain employee-related expenses, including salaries, benefits, travel expense and stock-based compensation expense;
•	cost of clinical studies to support new products and product enhancements, including expanded indications;
•	supplies used for internal R&D and clinical activities; and
•	cost of outside consultants who assist with technology development and clinical affairs.

We expense R&D costs as incurred. In the future, we expect R&D expenses to increase as we continue to develop new products, enhance existing products and technologies and perform activities related to obtaining additional regulatory approval. However, we expect R&D expenses to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trials and studies and other related activities.

Results of Continuing Operations

The following table sets forth our results of continuing operations for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	Change
Net revenues	$22	$259	$(237)
Cost of revenues	1,560	2,172	(612)
Selling, general and administrative expenses	15,475	24,533	(9,058)
Research and development expenses	12,253	8,955	3,298
Other income (expense), net	2,009	88	1,921

Comparison of Years Ended December 31, 2021 and 2020

Net Revenues

The decrease of approximately $0.2 million in net revenues for the year ended December 31, 2021 as compared to the prior year was due to decreased catheter unit sales as a result of pausing commercial sales in late 2020 while we conducted further studies on the stability of the catheter’s shelf life. We have continued to supply catheters to clinical trial sites.

We expect our net revenue to be negatively impacted in the short term as we only sell catheters to support our atherectomy clinical study while we continue efforts to remedy the inconsistencies in our DABRA catheter performance and obtain an atherectomy indication.

Cost of Revenues

The decrease of approximately $0.6 million in cost of revenues for the year ended December 31, 2021 as compared to the prior year was due to a decrease in catheter unit sales, partially offset by increases in costs of repairs and maintenance on catheter manufacturing equipment. We expect our cost of revenues to decrease in the near term due to a reduction in depreciation expense as a result of an increase in the estimated useful life of our lasers included in property and equipment.

Selling, General and Administrative Expenses

The decrease of approximately $9.1 million in SG&A expenses for the year ended December 31, 2021 as compared to the prior year was due to decreases of $2.8 million in legal expenses, primarily due to the $2.7 million settlement in 2020 for the DOJ False Claims Act investigation, $1.6 million in salary, benefits and other personnel-related costs primarily due to the reduction in our sales force, $1.5 million in stock-based compensation expense, $0.9 million in insurance expense, $0.7 million in depreciation expense and $1.0 million in other expenses and an increase of $0.6 million in gain on sale of fixed assets.

Research and Development Expenses

The increase of approximately $3.3 million in R&D expenses for the year ended December 31, 2021 as compared to the prior year was primarily due to increases of $2.2 million in personnel and consulting expenses, $0.7 million in R&D supplies expense and $0.5 million in other expenses, including clinical study expenses, partially offset by a decrease of $0.1 million in stock-based compensation. These increases were due to engineering efforts on our next-generation catheters, including increased shelf life and improved deliverability, and progress on the atherectomy clinical study.

Other Income (Expense), Net

The increase of approximately $1.9 million in other income (expense), net for the year ended December 31, 2021 compared to the prior year was primarily due to the $2.0 million gain on the forgiveness of the Paycheck Protection Program, or PPP, promissory note under the Coronavirus Aid, Relief and Economic Security Act during the year ended December 31, 2021.

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

A reconciliation for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP is included below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business. We define Adjusted EBITDA as our GAAP loss from continuing operations as adjusted to exclude depreciation and amortization, interest income, interest expense, income tax expense, stock-based compensation, gain on extinguishment of PPP promissory note and loss (gain) on sales and disposals of property and equipment.

The following is a reconciliation of loss from continuing operations to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2021	2020
Loss from continuing operations	$(27,261)	$(35,320)
Depreciation and amortization	1,289	1,947
Interest income	(3)	(129)
Interest expense	12	41
Income tax expense	4	7
EBITDA	(25,959)	(33,454)
Stock-based compensation	2,054	3,682
Gain on extinguishment of PPP promissory note	(2,023)	—
(Gain) loss on sales and disposals of property and equipment	(550)	99
Adjusted EBITDA	$(26,478)	$(29,673)

The decrease in negative Adjusted EBITDA of $3.2 million for the year ended December 31, 2021 as compared to the corresponding period in the prior year was primarily due to the decrease in SG&A expenses due to lower legal expenses related to the government investigation and lower personnel and other expenses due to our continued cost saving initiatives, partially offset by an increase in R&D expenses related to efforts to improve our catheter design and costs related to our clinical study.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $15.0 million and an accumulated deficit of $178.3 million. Our primary sources of capital have been the net proceeds of $67.3 million from our initial public offering, $19.1 million from our 2020 public offerings, $15.2 million from our 2021 ATM offerings, $3.5 million from the sale of the Dermatology Business, $2.0 million received in the form of a PPP promissory note and, to a lesser extent, private placements of common stock and equipment financing arrangements. In addition, in February 2022, we completed the Public Offering resulting in net cash proceeds of $10.7 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future with our reduced commercial footprint, and as we continue to incur costs related to our atherectomy clinical trial, engineering efforts to improve the shelf life of our catheters and develop next generation products and legal costs associated with ongoing litigation. We also expect the COVID-19 pandemic to continue to have a negative impact on the timing of enrollment our atherectomy clinical trial as well as our ability to secure additional financing in a timely manner or on favorable terms, if at all. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to six clinical specialists as of December 31, 2021. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations. Such measures may impair our ability to invest in developing, marketing and selling new and existing products.

As a public company, we incur and will continue to incur significant legal, accounting, insurance and other expenses. We expect legal and related expenses to remain high in the near term in connection with the legal proceedings discussed in Note 16. Commitments and Contingencies in the notes to the financial statements.

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

•	our ability to develop a guidewire-compatible version of our DABRA catheter designed to allow physicians to navigate the vasculature more easily;
•	our ability to develop a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures;
•	following our voluntary product recall, our ability to achieve market acceptance of DABRA;
•	matters arising out of our completed Audit Committee investigation and our ability to comply with the CIA;
•

the cost, timing and outcomes of any litigation involving our company, products and business activities, including securities class actions and shareholder derivative lawsuits, and government investigation in which we are involved;

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

Although we recently bolstered our liquidity resources, have an effective shelf registration statement and may receive additional funds from the exercise of our warrants depending on market conditions, management has concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. We plan to address this uncertainty by raising additional funds, if necessary, through public or private equity or debt financings as well as by engaging in regular and ongoing reviews of our business model and strategic options to help ensure that we are focusing our cash resources on advancing our key corporate initiatives. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders.

Further, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3. We are currently subject to the Baby Shelf Rule and the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We are currently limited by the Baby Shelf Rule as of the filing of this Annual Report, until such time as our public float exceeds $75 million.

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

Cash Flows

The following information reflects cash flows for continuing operations and discontinued operations for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(27,625)	$(28,304)
Investing activities	3,802	15,933
Financing activities	14,962	21,693
Net change in cash and cash equivalents	$(8,861)	$9,322

Net Cash Used in Operating Activities

During the year ended December 31, 2021, net cash used in operating activities of $27.6 million consisted of a net loss of $25.1 million, gains of $6.0 million consisting of the gains on the sale of the Dermatology Business of $3.5 million, extinguishment of the PPP promissory note of $2.0 million and sale of fixed assets of $0.5 million, partially offset by non-cash expenses of $3.8 million consisting primarily of stock-based compensation and depreciation and amortization of $2.2 million and $1.6 million, respectively, and a decrease in operating assets and liabilities of $0.3 million.

During the year ended December 31, 2020, net cash used in operating activities of $28.3 million consisted of a net loss of $36.0 million, partially offset by non-cash expenses of $6.7 million, consisting primarily of stock-based compensation and depreciation and amortization of $4.1 million and $2.4 million, respectively, and an increase in operating assets and liabilities of $1.0 million.

Net Cash Provided by Investing Activities

During the year ended December 31, 2021, net cash provided by investing activities of $3.8 million consisted primarily of the net proceeds of $3.5 million from the sale of the Dermatology Business and $0.6 million in proceeds from the sales of equipment, partially offset by purchases of equipment of $0.3 million.

During the year ended December 31, 2020, net cash provided by investing activities of $15.9 million consisted of $16.0 million in proceeds from maturities of investments, partially offset by $0.1 million in purchases of equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities of $15.0 million consisted primarily of net proceeds of $15.2 million from our ATM offerings, partially offset by payments of $0.3 million on our financed equipment.

During the year ended December 31, 2020, net cash provided by financing activities of $21.7 million primarily consisted of net proceeds of $19.1 million received from our 2020 public offerings, $2.0 million from the PPP promissory note and $0.8 million from the exercise of warrants, partially offset by payments of $0.3 million on our financed equipment.

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

Accounting for Long-Lived Assets—Useful Lives

We are required to make subjective assessments as to the useful lives of our property and equipment for purposes of determining depreciation expense that, if incorrectly estimated, could be material to our financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various assets of property and equipment. The most significant portion of our property and equipment represents the cost of our lasers which historically have been depreciated over an estimated useful life of 5 years. We review the expected useful lives of our assets on an ongoing basis and adjust, if necessary. See Note 2 to the financial statements for further discussion regarding depreciation of our lasers.

Research and Development Expenses

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual accordingly. Services related to research and development projects are expensed as research and development costs at the time such costs are incurred.

Clinical Trial Costs and Accruals

We accrue clinical trial costs based on work performed. In determining the amount to accrue, we rely on estimates of total costs incurred based on enrollment, the completion of clinical trials and other events. We follow this method because we believe reasonable dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that we have accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, our estimated accrued expenses have approximated actual expenses incurred; however, material differences could occur in the future.

Stock-Based Compensation

We calculate the cost of awards of equity instruments based on the grant date fair value of the awards issued to employees, members of our board of directors and nonemployee consultants using the Black-Scholes option pricing valuation model, or Black-Scholes model, which incorporates various assumptions including volatility, expected term and risk-free interest rate. The expected term of the options is the estimated period of time until exercise and was determined using the SEC’s safe harbor rules, using an average of vesting and contractual terms, as we did not have sufficient historical experience of similar awards. Expected stock price volatility is based on historical volatilities of certain “guideline” companies, as the Company does not have sufficient historical stock price data. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term. The estimated fair value of stock-based compensation awards is amortized on a straight-line basis over the relevant vesting period, adjusted for actual forfeitures at the time they occur.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $15.0 million as of December 31, 2021. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Our financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Haskell & White LLP, is not required to and has not issued an attestation report as of December 31, 2021 due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act.

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

We previously filed a summary compensation table for our named executive officers in the Registration Statement. On March 18, 2022, our board of directors granted year-end bonus awards to our named executive officers for services provided during the year ended December 31, 2021. As a result, we are including an updated summary compensation statement in this Annual Report on Form 10-K to update that disclosure.

Summary Compensation Table

The following table provides information regarding the compensation of our chief executive officer and each of the next two most highly compensated executive officers during 2021, together referred to as our “Named Executive Officers,” for 2021 and 2020, as applicable.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation		All Other Compensation (4)	Total
Jonathan Will McGuire(5)	2021	$495,192	—	—	—	$375,000	(6)	$40,933	$911,125
Chief Executive Officer	2020	378,846	$50,000	$609,153	$248,355	329,063	(7)	41,568	1,656,985
Andrew Jackson(8)	2021	366,709	—	—	—	138,851	(6)	15,141	520,701
Chief Financial Officer	2020	385,923	134,415	162,975	—	173,564	(7)	17,754	874,631
Daniel Horwood	2021	224,578	—	—	—	166,829	(9)	13,234	404,641
Former General Counsel and Secretary(10)	2020	328,004	78,678	90,510	—	153,542	(7)	16,964	667,698

(1)

Amounts in this column relate to: (i) for Mr. McGuire in 2020, a signing bonus of $50,000; (ii) for Mr. Jackson in 2020, retention bonus payments of $134,415 and (iii) for Mr. Horwood in 2020, retention bonus payments of $78,678.

(2)

This column reflects the aggregate grant date fair value of restricted stock units and restricted stock awards granted to the named individuals during the corresponding year, computed in accordance with the provisions of ASC Topic 718. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of restricted stock units. The actual value that may be realized is also subject to time-based vesting restrictions that require the named executive officer to continue to provide services to us.

(3)

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

(4)	Amounts reflect Company matching contributions to the Named Executive Officers’ 401(k) plans. In addition, for Mr. McGuire, this column includes $19,848 paid for a supplemental health insurance plan.
(5)	Mr. McGuire was hired as our Chief Executive Officer effective March 30, 2020.
(6)	Amounts shown represent performance bonuses earned in 2021, which were paid in cash in March 2022.
(7)	Amounts shown represent performance bonuses earned in 2020, which were paid in cash in March 2021.
(8)	Mr. Jackson also served as our Interim Chief Executive Officer from August 11, 2019 through March 29, 2020.
(9)	Amount represents severance pay that Mr. Horwood received upon his resignation on July 30, 2021.
(10)	Mr. Horwood served as our General Counsel and Secretary until July 31, 2021.
ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

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

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Haskell & White LLP, Irvine, CA. Auditor ID: 200.

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

PART IV — FINANCIAL INFORMATION

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements. We have filed the following documents as part of this Annual Report:

2.	Financial Statement Schedules.

There are no financial statement schedules provided because the information called for is either not required or is shown either in the financial statements or the notes thereto.

3.	Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	11/17/2020

3.3	Amended and Restated Bylaws of the Registrant	8-K	001-38677	3.2	10/1/2018

4.1	Specimen common stock certificate of the Registrant.	S-1	333-226191	4.1	7/16/2018

4.2*	Description of Capital Stock

4.3	Form of warrant issued in May 2020	8-K	001-38677	4.1	5/22/2020

4.4	Form of pre-funded warrant issued in May 2020	8-K	001-38677	4.2	5/22/2020

4.5	Form of placement agent warrant issued in May 2020	8-K	001-38677	4.3	5/22/2020

4.6	Form of warrant offered in July 2020	S-1	333-239887	4.3	7/16/2020

4.7	Form of pre-funded warrant issued in July 2020	S-1	333-239887	4.4	7/16/2020

4.8	Form of placement agent warrant offered in July 2020	S-1	333-239887	4.5	7/16/2020

4.9	Form of Series A Warrant offered in February 2022	S-1/A	333-262195	4.8	2/3/2022

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

4.10	Form of Series B Warrant offered in February 2022	S-1/A	333-262195	4.9	2/3/2022

4.11	Form of pre-funded warrants offered in February 2022	S-1/A	333-262195	4.10	2/3/2022

4.12	Warrant Agency Agreement dated February 8, 2022, by and between the Registrant and American Stock & Trust Company LLC	8-K	001-38677	4.4	2/9/2022

10.1	Lease Agreement by and between the Registrant and Lloyd Wells Gift Trust dated November 24, 1987, for the premises located at 2070 Las Palmas Drive, Carlsbad, California 92011 dated as of August 17, 2017.	S-1	333-226191	10.1	7/16/2018

10.2+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-226191	10.2	8/24/2018

10.3+	Ra Medical Systems, Inc. 2018 Stock Compensation Plan and Forms of Award Agreement thereunder.	S-1	333-226191	10.3	7/16/2018

10.4+	Ra Medical Systems, Inc. 2018 Equity Incentive Plan and Forms of Award Agreement thereunder, as amended.	8-K	001-38677	99.1	10/13/2020

10.5+	Ra Medical Systems, Inc. 2018 Employee Stock Purchase Plan.	S-1	333-226191	10.5	9/17/2018

10.6+	Ra Medical Systems, Inc. Executive Incentive Compensation Plan.	S-1	333-226191	10.6	8/24/2018

10.7+	Ra Medical Systems, Inc. Form of At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement for executive officers.	S-1	333-226191	10.7	7/16/2018

10.8+	Change in Control and Severance Agreement, by and between the Registrant and Andrew Jackson, dated as of July 13, 2018.	S-1	333-226191	10.11	7/16/2018

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.9+	Confirmatory Employment Letter, by and between the Registrant and Andrew Jackson, dated as of July 13, 2018.	S-1	333-226191	10.15	7/16/2018

10.10+	Change in Control and Severance Agreement, by and between the Registrant and Jonathan Will McGuire, dated as of March 30, 2020.	8-K	333-237701	10.11	4/16/2020

10.11+	Employment letter by and between the Registrant and Jonathan Will McGuire, dated as of March 9, 2020.	S-1	333-237701	10.15	4/16/2020

10.12	Paycheck Protection Program Promissory Note and Agreement as of May 3, 2020.	8-K	001-38677	10.1	5/7/2020

10.13	Form of Securities Purchase Agreement, dated as of May 20, 2020, by and among the Registrant and the purchasers named therein.	8-K	001-38677	10.1	5/22/2020

10.14	Form of Securities Purchase Agreement, dated as of July 30, 2020, by and among the Company and the purchasers named therein.	8-K	001-38677	10.1	8/3/2020

10.15	Settlement Agreement, among the Company, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services and the Defense Health Agency, acting on behalf of the TRICARE Program, and Robert Gruber, dated December 28, 2020.	10-K	001-38677	10.19	3/17/2021

10.16	Corporate Integrity Agreement, between the Company and the Office of Inspector General of the Department of Health and Human Services, dated December 28, 2020.	10-K	001-38677	10.20	3/17/2021

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.17	Asset Purchase Agreement, dated August 16, 2021, by and between Ra Medical Systems, Inc. and Strata Skin Sciences, Inc.	8-K	001-38677	10.1	8/16/2021

10.18	Services Agreement, dated August 16, 2021, by and between Ra Medical Systems, Inc. and Strata Skin Sciences, Inc.	8-K	001-38677	10.2	8/16/2021

10.19	Trademark Assignment Agreement, dated August 16, 2021, by and between Ra Medical Systems, Inc. and Strata Skin Sciences, Inc.	8-K	001-38677	10.3	8/16/2021

23.1*	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*^	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*^	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RA MEDICAL SYSTEMS, INC.

Date:	March 23, 2022	By:	/s/ Jonathan Will McGuire
Jonathan Will McGuire
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Will McGuire and Andrew Jackson, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Will McGuire	Director and Chief Executive Officer	March 23, 2022
Jonathan Will McGuire	(Principal Executive Officer)

/s/ Andrew Jackson	Chief Financial Officer	March 23, 2022
Andrew Jackson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin Colombatto	Chairman of the Board of Directors	March 23, 2022
Martin Colombatto

/s/ Richard Mejia, Jr.	Director	March 23, 2022
Richard Mejia, Jr.

/s/ Susanne Meline	Director	March 23, 2022
Susanne Meline

/s/ Joan Stafslien	Director	March 23, 2022
Joan Stafslien

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ra Medical Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ra Medical Systems, Inc. (the "Company") as of December 31, 2021, the related statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced net losses and negative cash flows from operations and has limited liquid resources and an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ HASKELL & WHITE LLP

We have served as the Company's auditor since 2021.

Irvine, California

March 23, 2022

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

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 16, 2021 (January 14, 2022 as to the effects of the discontinued operations as described in Note 3)

We have served as the Company's auditor since 2018. In 2021, we became the predecessor auditor.

RA MEDICAL SYSTEMS, INC.

Balance Sheets

(in thousands, except par value data)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$15,045	$23,906
Accounts receivable, net	21	24
Inventories	986	877
Prepaid expenses and other current assets	1,037	1,100
Current assets of discontinued operations	—	1,713
Total current assets	17,089	27,620
Property and equipment, net	1,809	2,527
Operating lease right-of-use assets	2,110	2,484
Other non-current assets	36	45
Long-term assets of discontinued operations	—	762
TOTAL ASSETS	$21,044	$33,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$988	$471
Accrued expenses	4,119	4,147
Current portion of operating lease liabilities	283	356
Current portion of PPP promissory note	—	421
Current portion of equipment financing	—	265
Current liabilities of discontinued operations	—	2,102
Total current liabilities	5,390	7,762
Operating lease liabilities	1,981	2,264
PPP promissory note	—	1,579
Long-term liabilities of discontinued operations	—	686
Total liabilities	7,371	12,291
Commitments and contingencies (Note 16)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value, 300,000 shares authorized; 7,010 and 3,189 shares issued and outstanding at December 31, 2021 and 2020, respectively	8	7
Additional paid-in capital	191,937	174,342
Accumulated deficit	(178,272)	(153,202)
Total stockholders’ equity	13,673	21,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,044	$33,438

See accompanying notes to financial statements and reports of independent registered public accounting firms.

RA MEDICAL SYSTEMS, INC.

Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020
Net revenues
Product sales	$22	$254
Service and other	—	5
Total net revenues	22	259
Cost of revenues
Product sales	832	1,369
Service and other	728	803
Total cost of revenues	1,560	2,172
Gross loss	(1,538)	(1,913)
Operating expenses
Selling, general and administrative	15,475	24,533
Research and development	12,253	8,955
Total operating expenses	27,728	33,488
Operating loss	(29,266)	(35,401)
Other income (expense), net
Other income (expense), net	(14)	88
Gain on extinguishment of PPP promissory note (Note 9)	2,023	—
Total other income (expense), net	2,009	88
Loss from continuing operations before income taxes	(27,257)	(35,313)
Income taxes	4	7
Loss from continuing operations	(27,261)	(35,320)
Discontinued operations (Note 3)
Income (loss) from discontinued operations (including gain on sale of $3,500 in 2021) before income taxes	2,191	(725)
Income taxes	—	—
Income (loss) from discontinued operations	2,191	(725)
Net loss	$(25,070)	$(36,045)

Net income (loss) per share, basic and diluted
Continuing operations	$(5.39)	$(20.79)
Discontinued operations	0.43	(0.43)
Total net loss per share, basic and diluted	$(4.96)	$(21.22)
Weighted average common shares used in computing net income (loss) per share, basic and diluted	5,055	1,699

See accompanying notes to financial statements and reports of independent registered public accounting firms.

RA MEDICAL SYSTEMS, INC.

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(25,070)	$(36,045)
Other comprehensive loss:
Unrealized losses on short-term investments	—	(26)
Comprehensive loss	$(25,070)	$(36,071)

See accompanying notes to financial statements and reports of independent registered public accounting firms.

RA MEDICAL SYSTEMS, INC.

Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2020	551	$1	$150,280	$26	$(117,157)	$33,150
Common stock issued, net	2,551	5	11,620	—	—	11,625
Warrants issued, net	—	—	7,492	—	—	7,492
Exercise of warrants	74	1	826	—	—	827
Common stock issued pursuant to the vesting of restricted stock units and purchases under employee stock purchase plan	13	—	42	—	—	42
Stock-based compensation	—	—	4,082	—	—	4,082
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(36,045)	(36,045)
Balances at December 31, 2020	3,189	7	174,342	—	(153,202)	21,147
Common stock issued, net	3,901	1	15,152	—	—	15,153
Warrant issued	—	—	132	—	—	132
Restricted stock awards cancelled	(113)	—	—	—	—	—
Common stock issued pursuant to the vesting of restricted stock units and purchases under employee stock purchase plan	33	—	74	—	—	74
Stock-based compensation	—	—	2,237	—	—	2,237
Net loss	—	—	—	—	(25,070)	(25,070)
Balances at December 31, 2021	7,010	$8	$191,937	$—	$(178,272)	$13,673

See accompanying notes to financial statements and reports of independent registered public accounting firms.

RA MEDICAL SYSTEMS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,070)	$(36,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(3,473)
Gain on extinguishment of PPP promissory note	(2,023)
Stock-based compensation	2,237	4,082
Depreciation and amortization	1,565	2,365
(Gain) loss on sales and disposals of property and equipment	(550)	99
Provision for credit losses	47	180
Changes in operating assets and liabilities:
Accounts receivable, net	42	368
Inventories	(197)	352
Prepaid expenses and other assets	150	642
Accounts payable	627	(961)
Accrued expenses	(390)	1,706
Deferred revenue	(234)	(774)
Other liabilities	(356)	(318)
Net cash used in operating activities	(27,625)	(28,304)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	3,700	—
Payment of fees related to sale of discontinued operations	(227)	—
Proceeds from sales of property and equipment	594	—
Purchases of property and equipment	(265)	(67)
Proceeds from maturities of available-for-sale securities	—	16,000
Net cash provided by investing activities	3,802	15,933
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of placement agent fees	15,528	19,887
Payment of offering costs related to the issuance of common stock and warrants	(375)	(770)
Repayment of equipment financing	(265)	(293)
Proceeds from purchases under employee stock purchase plan	74	42
Proceeds from PPP promissory note	—	2,000
Proceeds from issuance of common stock in connection with the exercise of warrants	—	827
Net cash provided by financing activities	14,962	21,693
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,861)	9,322
CASH AND CASH EQUIVALENTS, beginning of year	23,906	14,584
CASH AND CASH EQUIVALENTS, end of year	$15,045	$23,906
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$17	$—
Transfer of lasers from inventories to property and equipment	$—	$207
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$2	$28
Cash payments for income taxes	$2	$—

See accompanying notes to financial statements and reports of independent registered public accounting firms.

RA MEDICAL SYSTEMS, INC.

Notes to Financial Statements

Note 1. Organization and Nature of Operations

The Company

Ra Medical Systems, Inc. (the “Company”) is a medical device company leveraging its advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases. Its excimer laser and single-use catheter system, together referred to as “DABRA”, is used as a tool in the treatment of peripheral artery disease (“PAD”). The Company was formed on September 4, 2002 in the state of California and reincorporated in Delaware on July 14, 2018.

On August 16, 2021, the Company completed the sale of its Pharos dermatology business (the “Dermatology Business”). Accordingly, the financial information and operating results of the Dermatology Business has been presented as discontinued operations in the financial statements for all periods presented. Unless otherwise noted, discussion within these notes to financial statements relates to continuing operations. See Note 3. Discontinued Operations for additional information.

Effects of COVID-19 and Market Conditions

The global effects of the novel coronavirus (“COVID-19”) have created significant volatility, uncertainty and economic disruption. Although the number of reported cases of COVID-19 has recently decreased, the ultimate effects of the COVID-19 on the Company’s business, operations and financial condition are unknown at this time. The Company expects that enrollment in its atherectomy clinical trial will continue to be affected by the uncertainly relating to COVID-19, as patients may continue to elect to postpone voluntary treatments and physicians’ offices are either remaining closed, operating at a reduced capacity or are in the process of reopening or returning to full capacity. The Company’s manufacturing facility located in Carlsbad, California is currently operational. The Company has experienced delays in receiving shipments of parts which has had an impact on the timing of its key engineering efforts but has not affected its ability to support its atherectomy clinical study. However, the extent to which COVID-19 impacts its business will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

The Company, like many companies, is also experiencing increased difficulty in attracting and retaining key personnel due to a tight labor market.

Going Concern

The Company has experienced recurring net losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $178.3 million at December 31, 2021. For the year ended December 31, 2021, the Company used $27.6 million in cash for operating activities for continuing and discontinued operations. As of December 31, 2021, the Company had cash and cash equivalents of $15.0 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future with the Company’s reduced commercial footprint, and as the Company continues to incur costs related to its atherectomy clinical trial, engineering efforts to improve the shelf life of its catheters and develop next generation products and legal costs as further discussed in Note 16. Commitments and Contingencies. In September 2020, the Company paused commercial sales of DABRA catheters not being used for the atherectomy clinical trial while it conducted further studies on the stability of its shelf life. The Company submitted additional test data in March 2021, which was cleared by the U.S. Food and Drug Administration in July 2021. Although eligible, the Company has not resumed commercial sales and is evaluating its commercial catheter strategy. The Company also expects the COVID-19 pandemic to have a continued negative impact on the timing of enrollment in its atherectomy clinical trial as well as the Company’s ability to secure additional financing in a timely manner or on favorable terms, if at all.

Management believes that, based on the Company’s liquidity resources, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements.

Although the Company bolstered its liquidity resources in 2021 and 2020, completed an equity financing in February 2022, resulting in net proceeds of $10.7 million, has an effective shelf registration statement and may receive additional funds from the exercise of its warrants depending on market conditions, management concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements. Management’s plans to address this uncertainty include raising additional funding, if necessary, through public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

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

Note 2. Summary of Significant Accounting Policies

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation as further described in Note 3. Discontinued Operations.

Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s financial statements are based upon a number of estimates including, but not limited to, allowance for credit losses, evaluation of impairment of assets, valuation of long-lived assets and their associated estimated useful lives, reserves for warranty costs, including product recalls, evaluation of probable loss contingencies and fair value of equity awards granted.

Segment Reporting

After the sale of the Dermatology Business in August 2021, the Company began operating its business in one segment which includes all activities related to the research, development and manufacture of the DABRA system. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents primarily represent funds invested in readily available checking and money market accounts. The Company maintains deposits in financial institutions in excess of federally insured limits.

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

Level 1 - Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

Level 2 - Inputs other than the quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

Level 3 - Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

Fair Value of Financial Instruments

Cash equivalents, trade accounts receivable and accounts payable are reported on the balance sheets at carrying value which approximates fair value due to the short-term maturities of these instruments.

Accounts Receivable

Trade accounts receivable are presented net of allowances for credit losses. The Company sells its catheters directly to distributors or physicians and maintains an allowance for credit losses for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. Delinquent accounts receivable are charged against the allowance for credit losses once the Company has determined the amounts are uncollectible. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The following table shows the activity in the allowance for credit losses for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$84	$305
Provision for credit losses	47	42
Deductions	—	(263)
Balance at end of year	$131	$84

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technological developments or other economic factors. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that such inventories will be utilized beyond twelve months from December 31, 2021.

Catheters are manufactured in-house and each catheter is tested at various stages of the manufacturing process for adherence to quality standards. Catheters that do not meet functionality specification at each test point are destroyed and immediately written off, with the expense recorded in cost of revenues in the statements of operations. Once manufactured, completed catheters that pass quality assurance, are sent to a third-party for sterilization and sealed in a sterile container. Upon return from the third-party sterilizer, a sample of catheters from each batch are re-tested. If the sample tests are successful, the batch is accepted into finished goods inventory. If the sample tests are unsuccessful, the entire batch is written off, with the expense recorded in cost of revenues in the statement of operations.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Computer hardware and software	4-5 years
Furniture and fixtures	5 years
Machinery and equipment	5-10 years
Lasers	5 years
Automobiles	5 years

Leasehold improvements are depreciated over the shorter of the useful life of the leasehold improvement or the term of the underlying property’s lease.

The Company periodically reviews the residual values and estimated useful lives of each class of its property and equipment for ongoing reasonableness, considering long-term views on its intended use of each class of property and equipment and the planned level of improvements to maintain and enhance assets within those classes. Effective January 1, 2022, based on management’s revised assessment of average laser on-time utilization, the Company changed the estimated useful life of its lasers to eight years.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the account balances and any resulting gain or loss is recognized in income for the period. The cost of repairs and maintenance is expensed as incurred, whereas significant betterments are capitalized.

Impairment of Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment when certain events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. Should the sum of the undiscounted expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. There were no impairment charges for the years ended December 31, 2021 or 2020.

Product Warranty

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

The warranty accrual is included in accrued expenses in the accompanying balance sheets. Warranty expenses are included in cost of revenues in the accompanying statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair and product recall costs and are included in current period warranty expense.

Revenue Recognition

The Company generates revenue from the sales of products and services. Product sales consist of the sales of catheters for use with the DABRA laser system. The Company has paused selling commercial product and is only selling catheters for use in the atherectomy clinical trial. The Company’s sales agreements generally do not include right-of-return provisions for any form of consideration, including partial refund or credit against amounts owed to the Company. Services and other revenues primarily consist of billable services, including fees related to DABRA laser commercial usage agreements.

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

Catheter Revenue

When engaged in commercial sales, the Company enters into a DABRA laser commercial usage agreement or DABRA laser placement acknowledgement with each customer that is supplied a DABRA laser, collectively the “usage agreement”, which provides for specific terms of continued use of the DABRA laser, including a nominal periodic fee. The terms of a usage agreement typically allow the Company to place a DABRA laser at a customer’s specified location without a specified contract term. Under the usage agreement terms, the Company retains all ownership rights to the DABRA laser and is permitted to request the return of the equipment within 10 business days of notification. While the laser periodic fees are nominal, the usage agreement provides the Company the exclusive rights to supply related single-use catheters to the customer which aggregate the majority of the product sales revenue. There are no specified minimum purchase commitments for the catheters.

The Company recognizes revenue associated with the usage agreements and catheter supply arrangements in accordance with Financial Accounting Standards Board “Revenue from Contracts with Customers (Topic 606),” (“Topic 606”) since (i) the contract primarily includes variable payments, (ii) the catheters are priced at their standalone selling price, and (iii) the laser equipment is insignificant in the context of the contract. Revenue is recognized when the performance obligation is satisfied which is generally upon shipment of the catheter.

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

Shipping and Handling Costs

Shipping and handling charged to customers are included in net product sales. Shipping and handling costs are included in selling, general and administrative expenses in the accompanying statements of operations.

Advertising Expense

The Company expenses advertising costs as incurred.

Research and Development

Major components of research and development costs include personnel expenses, stock-based compensation, consulting, supplies and clinical trial expenses. Research and development expenses are charged to operations in the period they are incurred.

Patents

The Company expenses patent costs, including related legal costs, as incurred and records such costs as selling, general and administrative expenses in the accompanying statements of operations.

Stock-Based Compensation

The Company records stock-based compensation expense associated with stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) issued to employees, members of the Company’s board of directors and consultants in accordance with the authoritative guidance for stock-based compensation. The Company evaluates whether an award should be classified and accounted for as a liability award or equity award for all stock-based compensation awards granted. The cost of an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing valuation model, or Black-Scholes model, which incorporates various assumptions including expected term, volatility and risk-free interest rate, and is recognized as expense on a straight-line basis over the requisite service period of the award. Share-based compensation for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized, and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

Income taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

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

Concentrations of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash equivalent balances maintained in excess of Federal Depository Insurance Corporation limits, and accounts receivable which have no collateral or security. The Company monitors the financial condition of the banks in which it currently has deposits. The Company has not experienced any significant losses in this respect and believes that it is not exposed to any significant related risk.

Exposure to losses on accounts receivable is dependent upon the individual customer’s financial condition. The Company monitors its exposure to credit losses and reserves for those accounts receivable that it deems to be not collectible.

For the years ended December 31, 2021 and 2020, we had three and four individual customers, respectively, that represented greater than 10% of total net revenues. One individual customer represented greater than 10% of accounts receivable at each of December 31, 2021 and 2020.

Significant Accounting Policies Related to Discontinued Operations

Laser Sales

The Company recognized revenue on laser sales at the point in time that control transferred to the customer. Control of the product typically transferred upon shipment.

Warranty Service Revenue

The Company typically provided a 12-month warranty with the purchase of its laser systems. Customers could extend the warranty period through the purchase of extended warranty service contracts. Extended warranty service contracts were sold with contract terms ranging from 12 to 60 months and covered periods after the end of the initial 12-month warranty period. The warranty provided the customer with maintenance services in addition to the assurance that the laser product complied with agreed-upon specifications. Therefore, the warranty service was treated as a separate performance obligation from the laser system. Warranty services were a stand-ready obligation, and the Company recognized revenue on a straight-line basis over the service contract term. Warranty service revenue was included in service and other revenue in the statements of operations.

Contracts With Multiple Performance Obligations

Certain of the Company’s contracts with customers contained multiple performance obligations. For these contracts, the Company accounted for individual products and services as separate performance obligations if they are distinct, which was if (i) a product or service is separately identifiable from other items in the arrangement and (ii) the customer can benefit from the product or service on its own or with other readily available resources. The transaction price was allocated to the separate performance obligations on a relative standalone selling price basis. The Company determined standalone selling prices based on observable prices of products or services sold separately in comparable circumstances to similar customers.

Significant Financing Component

For multi-year warranty service contracts in which there was a difference between the cash selling price and the consideration in the contract and a significant amount of time between the payment, which was due up-front, and delivery of the services (greater than one year), the Company recorded an adjustment for significant financing to reflect the time value of money. The Company recognized revenue associated with the cash selling price and interest expense using the effective interest method as the Company satisfied its performance obligation(s). The amount of interest expense the Company recognized over the contract term was based on the contract liability balance, which increased for the accrual of interest and decreased as services are provided.

For services contracts that had an original duration of one year or less, the Company used the practical expedient applicable to such contracts and did not adjust the transaction price for the time value of money.

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

Rental Income

The Company also derived income pursuant to product operating lease agreements for its Pharos laser systems, prior to the sale of the Dermatology Business. Consequently, the Company retained title to the equipment. Depreciation expense on these leased lasers was recorded to cost of revenues on a straight-line basis. The costs to maintain these leased lasers were charged to cost of revenues as incurred.

These lease arrangements contained one lease component (the laser) and one nonlease component (warranty service) for which the Company elected the practical expedient to not separate the nonlease component from the lease component. The Company accounted for the combined lease component as an operating lease and recognized lease income on a straight-line basis over the lease term.

Recent Accounting Pronouncements

As an emerging growth company, the Company may elect to adopt new or revised accounting standards when they become effective for non-public companies, which typically is later than public companies must adopt the standards. The Company has elected to take advantage of the extended transition period afforded by the JOBS Act and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-public companies.

Note 3. Discontinued Operations

Consistent with the Company’s continued focus on the PAD market, the Company completed the sale of its Dermatology Business to STRATA Skin Sciences, Inc. (“Strata”) on August 16, 2021, for cash proceeds of $3.7 million. The Company paid broker and legal fees of approximately $0.2 million related to the sale of the Dermatology Business. In addition, the Company issued a warrant to the broker to purchase 74,247 shares of common stock at an exercise price of $2.99 per share. The warrant is immediately exercisable and expires five years following the date of issuance. The warrant was valued at approximately $0.1 million on the grant date using the Black-Scholes option pricing model based on the following assumptions: expected volatility of 104.55%, risk-free interest rate of 0.32%, expected dividend yield of 0% and an expected term of 2.5 years.

The Dermatology Business was previously disclosed as a separate reportable segment of the Company. The sale of the Dermatology Business resulted in a gain of $3.5 million which is included as a component of income from discontinued operations in the statement of operations for the year ended December 31, 2021.

The Company has reported the results of the Dermatology Business in income (loss) from discontinued operations in the statements of operations and excluded such results from continuing operations for the years ended December 31, 2021 and 2020. The assets and liabilities of the Dermatology Business are recorded as assets of discontinued operations and liabilities of discontinued operations, respectively, in the balance sheet at December 31, 2020.

Certain overhead costs previously allocated to the Dermatology Business for segment reporting purposes did not qualify for classification as discontinued operations and have been reallocated to continuing operations for the years ended December 31, 2021 and 2020.

The following table summarizes the carrying amounts of the assets and liabilities included as discontinued operations in the balance sheet at December 31, 2020 (in thousands):

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

The assets and liabilities of discontinued operations have been classified as current and long-term, as applicable, in the balance sheet at December 31, 2020.

The following table summarizes the major classes of items constituting income (loss) from discontinued operations in the statements of operations for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net revenues
Product sales	$852	$1,154
Service and other	1,748	2,992
Total net revenues	2,600	4,146
Cost of revenues
Product sales	1,201	1,522
Service and other	1,089	1,789
Total cost of revenues	2,290	3,311
Gross income	310	835
Operating expenses
Selling, general and administrative	1,110	1,440
Research and development	388	54
Total operating expenses	1,498	1,494
Operating loss	(1,188)	(659)
Interest income (expense), net	(94)	(66)
Loss from discontinued operations	(1,282)	(725)
Gain on sale of the Dermatology Business	3,473	—
Income (loss) from discontinued operations	$2,191	$(725)

Depreciation expense for the Dermatology Business was $0.3 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. There were no capital expenditures for the Dermatology Business during the years ended December 31, 2021 and 2020. The provision for credit losses for the Dermatology Business for the years ended December 31, 2021 and 2020 was nil and $0.1 million, respectively. Stock-based compensation expense for the Dermatology Business was approximately $18,000 and $0.2 million for the years ended December 31, 2021 and 2020, respectively. Stock-based compensation expense of approximately $0.1 million and $0.2 million was capitalized to inventory and property and equipment for the Dermatology Business during the years ended December 31, 2021 and 2020, respectively.

Note 4.  Fair Value Measurements

As of December 31, 2021 and 2020, cash equivalents of $9.4 million and $18.4 million, respectively, were comprised of money market funds which were measured at fair value on a recurring basis using Level 1 inputs.

Note 5.  Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$911	$547
Work in process	70	270
Finished goods	5	60
Inventories	$986	$877

Note 6.  Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Lasers	$3,085	$3,194
Machinery and equipment	858	834
Computer hardware and software	353	353
Construction in progress	169	51
Leasehold improvements	145	119
Furniture and fixtures	48	48
Automobiles	—	1,054
Property and equipment, gross	4,658	5,653
Accumulated depreciation	(2,849)	(3,126)
Property and equipment, net	$1,809	$2,527

Depreciation expense was $1.0 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively.

Note 7.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Compensation and related benefits	$2,004	$2,479
Accrued legal expenses	1,345	957
Accrued warranty (Note 8)	195	204
Other accrued expenses	575	507
Accrued expenses	$4,119	$4,147

Note 8.  Accrued Warranty

Activity in the product warranty accrual is included in accrued expenses and consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$204	$234
Claims satisfied	(9)	(53)
Increase in warranty accrual	—	19
Change in liability for pre-existing warranties	—	4
Balance at end of year	$195	$204

The accrued warranty balances at December 31, 2021 and 2020 each included $0.1 million relating to the voluntary recall of catheters, which was initiated in September 2019.

Note 9.  Paycheck Protection Program Promissory Note

In May 2020, the Company entered into a $2.0 million Paycheck Protection Program Promissory Note and Agreement (“PPP Promissory Note”) with a commercial bank under the Coronavirus Aid, Relief, and Economic Security Act “CARES Act”). The PPP Promissory Note bore interest at 1.0% per annum. Under the terms of the PPP Promissory Note, payments would have been due monthly beginning November 1, 2020, and the principal amount of the PPP Promissory Note, along with any unpaid interest, would have been due in May 2022. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 extended the deferral period for all loans to 10 months after the last day of the covered period. Under the revised terms, payments would have been due beginning August 2021, and the principal amount, along with unpaid interest, would have been due in May 2022. The principal and interest could be forgiven if the proceeds are used for forgivable purposes as defined by the terms in the PPP Promissory Note. The Company applied for full forgiveness under the provisions of the CARES Act in March 2021 and received approval by the Small Business Administration on June 24, 2021. Gain on extinguishment of the PPP Promissory Note of $2.0 million was included in other income (expense), net in the statement of operations for the year ended December 31, 2021. Interest expense on the PPP Promissory Note for the years ended December 31, 2021 and 2020 was $10,000 and $13,000, respectively.

Note 10.  Operating Leases

During the years ended December 31, 2021 and 2020, the Company had two operating leases for office and manufacturing space which required it to pay base rent and certain utilities. Monthly rent expense was recognized on a straight-line basis over the terms of the leases. The office operating lease expired in December 2021 and the manufacturing operating lease expires in 2027.

At December 31, 2021, the remaining lease term for the manufacturing operating lease was six years. The manufacturing operating lease is included in the balance sheet at the present value of the lease payments at a 7% discount rate, the rate of interest that the Company estimates it would pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment, as the lease does not provide an implicit rate.

For the years ended December 31, 2021 and 2020, operating lease expense and cash paid were each $0.5 million. The Company recognized non-cash right-of-use assets and lease liabilities of $3.2 million upon adoption of ASU 2016-02 on January 1, 2019. Operating lease right-of-use asset amortization was $0.4 million for each of the years ended December 31, 2021 and 2020. Variable costs were de minimis for the years ended December 31, 2021 and 2020.

The following table presents the lease liability related to the Company’s operating lease as of December 31, 2021 (in thousands):

Years Ending December 31,
2022	$432
2023	445
2024	459
2025	472
2026	486
Thereafter	501
Total operating lease payments	2,795
Less: imputed interest	(531)
Total operating lease liability	$2,264

Note 11.  Equipment Financing

During 2018, the Company entered into four loan agreements to finance 25 automobiles. The loans matured in 2021 and bore interest at a weighted average interest rate of 6.5%. These loans were secured by the automobiles. Interest expense for the years ended December 31, 2021 and 2020 was de minimis and $28,000, respectively. The loans were repaid in full in March 2021.

Note 12.  Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. A net loss cannot be diluted so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents include warrants, stock options and non-vested restricted stock awards and restricted stock units using the treasury stock method, along with the effect, if any, from outstanding convertible securities.

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

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at December 31, 2021 consisted of warrants of 2,419,280, stock options of 108,448, restricted stock awards of 179,334, restricted stock units of 70,025 and Employee Stock Purchase Plan (“ESPP”) shares of 22,639.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at December 31, 2020 consisted of warrants of 2,345,033, stock options of 142,171, restricted stock units of 33,548, restricted stock awards of 290,536 and ESPP shares of 3,200.

Note 13.  Equity Offerings

In December 2021, the Company completed ATM offerings of 54,077 shares of common stock at a weighted average price of $1.79 per share. The Company received approximately $0.1 million in net proceeds, after deducting placement agent fees.

During July 2021 and August 2021, the Company completed ATM offerings of 1,139,306 shares of common stock, at a weighted average price of $4.00 per share. The Company received approximately $4.4 million in net proceeds, after deducting placement agent fees.

During May 2021 and June 2021, the Company completed ATM offerings of 2,582,019 shares of common stock at a weighted average price of $4.29 per share. The Company received approximately $10.6 million in net proceeds, after deducting placement agent fees.

In February 2021, the Company completed an ATM offering of 35,768 shares of common stock at a price of $8.39 per share. The Company received approximately $0.3 million in net proceeds, after deducting placement agent fees. The Company also incurred $0.2 million in offering fees and other expenses in association with filing the related Registration Statement on Form S-3 with the SEC.

In May 2020, the Company completed a public offering (the “May 2020 Offering”) of an aggregate of 888,888 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 888,888 shares of common stock, at a public offering price of $11.25 per share and accompanying warrant. Each share of common stock was sold in the offering with one warrant to purchase one share of common stock. The warrants have an exercise price of $11.25 per share, are immediately exercisable, and expire five years following the date of issuance. Placement agent warrants were issued to purchase up to an aggregate of 62,222 shares of common stock, are immediately exercisable for an exercise price of $14.06, and expire five years following the date of issuance. The Company received approximately $8.7 million in net proceeds, after deducting placement agent fees and other offering expenses of $1.3 million.

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

In August 2020, the Company completed another public offering (the “August 2020 Offering”) of an aggregate of 1,371,429 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 1,371,429 shares of common stock, at an offering price of $8.75 per share and accompanying warrant. Each share of common stock was sold in the offering with one warrant to purchase one share of common stock. The warrants have an exercise price of $8.75 per share, are immediately exercisable, and expire five years following the date of issuance. Placement agent warrants were issued to purchase up to an aggregate of 96,000 shares of common stock, are immediately exercisable for an exercise price of $10.94, and expire five years following the date of issuance. The Company received approximately $10.4 million in net proceeds, after deducting placement agent’s fees and other estimated offering expenses of $1.6 million payable by it.

The warrants and placement agent warrants were valued at an aggregate $4.0 million using the Black-Scholes option pricing model based on the following assumptions; expected volatility 59.72%, risk-free interest rate 0.17%, expected dividend yield 0.00% and an expected term of 2.5 years.

As of December 31, 2021, the Company had 2,186,811 and 158,222 shares of common stock reserved for issuance pursuant to the warrants and placement agent warrants, respectively, issued by the Company in the May 2020 Offering and August 2020 Offerings. In addition, the Company had 74,247 shares of common stock reserved for issuance pursuant to the warrant issued by the Company in August 2021 to the broker in the sale of the Dermatology Business.

Note 14.  Stock-Based Compensation

2018 Stock Compensation Plan

In June 2018, the 2018 Stock Compensation Plan (the “Compensation Plan”) was established whereby 132,000 shares of the Company’s common stock were reserved for issuance. The Company’s board of directors authorized 76,076 replacement stock options and 53,633 replacement restricted stock units (collectively, the “Replacement Awards”) to eligible employees, directors and consultants for equity awards that had been granted under a previous plan. The Compensation Plan was terminated in September 2018 in connection with the adoption of the Company’s 2018 Equity Incentive Plan described below and, accordingly, no new awards were available for issuance under the Compensation Plan. The Replacement Awards vested at various times through January 2020.

2018 Equity Incentive Plan

In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”) which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. Stock options granted under the 2018 Plan generally vest one-fourth on the first anniversary of the vesting commencement date with the balance vesting monthly over the remaining three years. Restricted stock units granted under the 2018 Plan generally vest one third on the first anniversary of the vesting commencement date and one sixth every six months thereafter such that the award will be fully vested on the third anniversary of the vesting commencement date. As of December 31, 2021, 188,307 shares of common stock were reserved for future issuance pursuant to the 2018 Plan which included (1) those shares reserved but unissued under the Compensation Plan and (2) shares of common stock subject to or issued pursuant to awards granted under the Compensation Plan that expired or otherwise terminated or were forfeited. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year equal to the lesser of (1) 65,285 shares; (2) 5% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or 3) such other amount as the Company’s board of directors may determine. On January 1, 2021, the annual increase of 65,285 additional shares of common stock were available for future grants under the 2018 Plan.

2020 Inducement Equity Incentive Plan

In March 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) for the purpose of attracting, retaining and incentivizing employees in furtherance of the Company’s success. The 2020 Plan was adopted without stockholder approval pursuant to Rule 303A.08 of the New York Stock Exchange. The 2020 Plan is used to offer equity awards as material inducements for new employees to join the Company. Upon adoption of the 2020 Plan, 32,000 shares of common stock were reserved for the granting of inducement stock options, restricted stock awards, restricted stock units and other forms of equity awards. As of December 31, 2021, 9,000 shares of common stock were reserved for future issuance under the 2020 Plan.

Stock Options

The following is a summary of stock option activity for employees of continuing operations and discontinued operations for the year ended December 31, 2021:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020
2018 Plan	124,171	$363.31
2020 Plan	18,000	$25.50
	142,171	$320.54
Forfeited	(33,723)	$240.17
Outstanding at December 31, 2021	108,448	$345.54	5.82	$—
Exercisable at December 31, 2021	88,324	$422.83	5.27	$—
Vested and expected to vest at December 31, 2021	108,448	$345.54	5.82	$—

The Company did not grant any stock options during the year ended December 31, 2021. The weighted average grant date fair value of stock options granted during the year ended December 31, 2020 under the 2018 Plan and 2020 Plan was $30.69 and $25.50, respectively. The fair value of the stock options granted during the year ended December 31, 2020 under the 2018 Plan and 2020 Plan was estimated using the Black Scholes option pricing model and the weighted average assumptions set forth below:

	2018 Plan	2020 Plan
Risk-free interest rate	1.30%	0.50%
Volatility	58.96%	58.33%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	5.8	6.3

Restricted Stock Units

The following is a summary of the restricted stock unit activity for the 2018 Plan for employees of continuing operations and discontinued operations for the year ended December 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	33,548	$21.93
Granted	61,259	$2.74
Vested	(6,974)	$45.12
Forfeited	(17,808)	$13.59
Outstanding at December 31, 2021	70,025	$4.37

Restricted Stock Awards

In November 2020, the Company granted 266,161 RSAs under the 2018 Plan that were subject to both time-based vesting and the achievement of specific performance goals. During the year ended December 31, 2021, the Company determined that two of the three performance goals had not been achieved. As such, 74,998 RSAs were cancelled, and the previously recognized stock-based compensation expense of approximately $27,000 was reversed.

A summary of the restricted stock award activity for employees of continuing operations and discontinued operations for the year ended December 31, 2021 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020
2018 Plan	286,161	$4.77
2020 Plan	4,375	$25.50
	290,536	$5.08
Granted	103,939	$4.82
Vested	(88,781)	$5.93
Cancelled	(74,998)	$4.81
Forfeited	(51,362)	$4.81
Outstanding at December 31, 2021	179,334	$4.71

Employee Stock Purchase Plan

In September 2018, the Company’s board of directors adopted the 2018 Employee Stock Purchase Plan (the “ESPP”) which permits eligible employees to purchase the Company’s common stock at a discount through payroll deductions during defined offering periods. Eligible employees may elect to withhold up to 15% of their base earnings to purchase shares of the Company’s common stock at a price equal to 85% of the fair market value on the first day of the offering period or the purchase date, whichever is lower. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each fiscal year by the lesser of (1) 11,870 shares, (2) 1.25% of the total number of shares outstanding on December 31 of the preceding fiscal year, or (3) such other amount as the Company’s board of directors may determine.

For the years ended December 31, 2021 and 2020, cash received from the exercise of purchase rights under the ESPP was approximately $0.1 million and $42,000, respectively. As of December 31, 2021, the Company had issued 32,206 shares of common stock under the ESPP, and 4,764 shares of common stock were reserved for future issuance.

Stock-based compensation expense recorded in operating expenses was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Selling, general and administrative	$1,750	$3,235
Research and development	304	447
Stock-based compensation expense	$2,054	$3,682

Stock-based compensation of $0.1 million and $0.2 million was capitalized to property and equipment and inventory during the years ended December 31, 2021 and 2020, respectively.

Total unrecognized estimated stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized at December 31, 2021 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period (in years)
Stock options	$313	1.7
Restricted stock awards	$622	2.2
Restricted stock units	$252	2.1

Note 15.  Income Taxes

A reconciliation of the differences between the U.S. statutory federal income tax rate and the effective tax rate as provided in the statements of operations is as follows:

	Year Ended December 31,
	2021	2020
Tax computed at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefits	1.3	5.1
Stock-based compensation	(2.6)	(2.2)
Tax exempt income	1.7	—
Deferred tax adjustments	—	(57.0)
Nondeductible expenses	—	(0.1)
Change in valuation allowance	(21.4)	33.2
	—	—

The federal and state income tax provision is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current
Federal	$—	$—
State	4	7
	4	7
Deferred
Federal	—	—
State	—	—
	—	—
Income tax expense	$4	$7

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$9,706	$3,720
Operating lease liabilities	556	691
Other accruals	71	101
Accrued compensation	399	448
Reserves	169	299
Deferred revenue	—	642
Intangible assets	56	32
Stock-based compensation	4,605	4,910
Total gross deferred tax assets	15,562	10,843
Deferred tax liabilities:
Property and equipment	(348)	(805)
Operating lease right-of-use assets	(518)	(655)
Other	—	(61)
Total gross deferred tax liabilities	(866)	(1,521)
Valuation allowance	(14,696)	(9,322)
Total deferred taxes	$—	$—

At December 31, 2021, the Company had available federal and state net operating loss carryforwards of approximately $39.2 million and $41.2 million, respectively, which may potentially be used to offset future federal and state taxable earnings. The federal net operating loss can be carried forward indefinitely and the state net operating losses begin expiring in 2030. Use of these net operating loss carryforwards may be significantly limited under the tax rules regarding the use of losses following an ownership change under Internal Revenue Code (“IRC”) Section 382. The Company has completed an IRC Section 382 analysis regarding the limitation of net operating losses through December 31, 2020 and determined that an ownership change occurred in May 2020. The Company calculated the limitation on net operating losses and other tax attributes and reduced the value of the deferred tax assets resulting in a tax expense impact of $20.8 million. The tax expense was offset by tax benefit recorded on the reduction in valuation allowance recorded for the deferred tax assets for the year ended December 31, 2020. The Company has not completed the IRC Section 382 analysis regarding the limitation of net operating losses for the year ended December 31, 2021.

As of December 31, 2021, the Company does not have any unrecognized tax benefits. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. There were no interest and penalties accrued as of December 31, 2021. The Company files U.S. federal and various states income tax returns, which are subject to examination by the taxing authorities for years 2017 and later. However, the federal net operating loss carryover may be adjusted three years from the date the loss is utilized on an income tax return.

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is not currently more likely than not to be realized and, accordingly, has provided a full valuation allowance at December 31, 2021 and 2020.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes a number of provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provisions for the years ended December 31, 2021 and 2020. The CARES Act did not have a material impact on the income tax provisions for the years ended December 31, 2021 and 2020.

The Consolidated Appropriations Act 2021 (“CAA”), which was signed into law on December 27, 2020, provided that deductions are allowed for otherwise deductible expenses paid with the proceeds of a Paycheck Protection Program loan that is forgiven and that the tax basis and other attributes of the borrower’s assets will not be reduced as a result of the loan forgiveness. Prior to the enactment of the CAA, the deductions paid with the proceeds of a PPP loan that was forgiven were not allowed. These provisions did not have a material impact on the income tax provisions for the years ended December 31, 2021 and 2020.

Note 16.  Commitments and Contingencies

Securities Class Action and Shareholder Derivative Litigation Update

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et al., (Civil Action no. 19CV1079 LAB NLS) was filed in the U.S. District Court for the Southern District of California against the Company, certain current and former officers and directors, and certain underwriters of the Company’s initial public offering. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in the Company’s registration statement in violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. On June 10, 2021, defendants moved to dismiss the second amended complaint. On November 12, 2021, following a private settlement mediation with the lead plaintiffs, the parties executed a stipulation of settlement that resolved the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $10.0 million. On March 18, 2022, we paid approximately $0.6 million towards the settlement and are working with our insurers to determine if we must pay an additional amount, up to an additional $0.4 million (total of $1.0 million), to satisfy our self-insured retention/deductible. Our insurers will pay the remaining amount towards the settlement. The proposed settlement requires both preliminary and final approval by the court. On February 11, 2022, the court granted preliminary approval of the settlement, scheduled a hearing on final approval of the settlement for June 13, 2022, and denied the pending motion to dismiss without prejudice. Should the court not approve the proposed settlement or if the proposed settlement otherwise does not become final, the parties will be returned to their litigation postures prior to the execution of the stipulation of settlement. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s financial condition and its results of operations for the period or periods in which such determination is made.

On October 1, 2019, a shareholder derivative complaint captioned Noel Borg v. Dean Irwin, et al (Civil Action no. 1:99-cm-09999) was filed in the U.S. District Court for the District of Delaware against certain current and former officers and directors, purportedly on behalf of the Company, which is named as a nominal defendant in the action. The complaint alleges breaches of fiduciary duty, unjust enrichment, waste, and violations of Section 14(a) of the Exchange Act. On October 21, 2019, pursuant to the parties’ stipulation, the court stayed the derivative lawsuit until the related class action is resolved. While the Company has obligations to indemnify and/or advance the defendants’ legal fees and costs in connection with this lawsuit, any monetary recovery from the defendants would be to the benefit of the Company. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

Settlement Agreements with the Department of Justice and Participating States

As previously announced on December 28, 2020, the Company entered into a settlement agreement (“Settlement Agreement”) with the U.S., acting through the Department of Justice and on behalf of the Office of Inspector General, and other settlement agreements with certain state attorneys general to resolve investigations and a related civil action concerning its marketing of the DABRA laser system and DABRA-related remuneration to certain physicians.

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

Services Agreement

Pursuant to the terms of the Services Agreement between the Company and Strata, executed simultaneously with the sale of the Dermatology Business, the Company will continue to provide certain services to Strata, including certain support services and the sale of spare parts, through December 2022. Income earned and expenses incurred in accordance with the Services Agreement are recorded as other income (expense), net in the accompanying statement of operations for the year ended December 31, 2021.

Note 17.  Employee Benefit Plan

In January 2019, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Under the terms of the 401(k) Plan, all full-time employees are eligible to make voluntary contributions as a percentage or defined amount of compensation. The Company makes matching contributions based on 100% of each employee’s contribution up to 3% and 50% of contributions between 3% and 5%, with the match-eligible contribution limited to 4% of the employee’s eligible compensation. The Company’s expense related to the matching contributions was $0.3 million for each of the years ended December 31, 2021 and 2020.

Note 18.  Subsequent Events

On February 8, 2022, the Company closed the sale of shares under its public offering in which it sold 9,535,000 shares of common stock, 27,602,893 each of Series A and Series B warrants and 14,467,893 pre-funded warrants resulting in cash proceeds of approximately $10.2 million, net of $1.9 million of underwriting discounts and other offering expenses. In addition, the Company may incur additional offering expenses of between approximately $0.7 million and $0.9 million for a potential tail fee owed to its former placement agent. On February 10, 2022, the underwriter partially exercised its overallotment option and purchased an additional 1,245,116 shares of common stock, resulting in cash proceeds of approximately $0.5 million, net of underwriting discounts.

On January 18, 2022, H.C. Wainwright & Co. delivered written notice to the Company that it was terminating the ATM Agreement dated January 26, 2021. During the year ended December 31, 2021, the Company sold 3,811,170 shares of common stock for gross proceeds of approximately $16.0 million.