Form 10-Q
period 2022-03-31
Ra Medical Systems, Inc.
filed 2022-05-16
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of the close of business on May 10, 2022, the registrant had 32,300,052 shares of common stock, par value $0.0001 per share, outstanding.

RA MEDICAL SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RA MEDICAL SYSTEMS, INC.

Condensed Balance Sheets

(in thousands, except par value data)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$17,652	$15,045
Accounts receivable, net	26	21
Inventories	1,059	986
Prepaid expenses and other current assets	1,277	1,037
Total current assets	20,014	17,089
Property and equipment, net	1,658	1,809
Operating lease right-of-use assets	2,039	2,110
Other long-term assets	36	36
TOTAL ASSETS	$23,747	$21,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,171	$988
Accrued expenses	2,273	4,119
Current portion of operating lease liabilities	291	283
Total current liabilities	3,735	5,390
Operating lease liabilities	1,904	1,981
Total liabilities	5,639	7,371
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 32,301 and 7,010 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	10	8
Additional paid-in capital	201,865	191,937
Accumulated deficit	(183,767)	(178,272)
Total stockholders’ equity	18,108	13,673
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,747	$21,044

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Product sales	$9	$4
Cost of revenues
Product sales	31	264
Service and other	64	183
Total cost of revenues	95	447
Gross loss	(86)	(443)
Operating expenses
Selling, general and administrative	2,302	3,677
Research and development	3,115	2,750
Total operating expenses	5,417	6,427
Operating loss	(5,503)	(6,870)
Other income (expense), net	8	(7)
Loss from continuing operations before income taxes	(5,495)	(6,877)
Income taxes	—	—
Loss from continuing operations	(5,495)	(6,877)
Discontinued operations
Loss from discontinued operations before income taxes	—	(359)
Income taxes	—	—
Loss from discontinued operations	—	(359)
Net loss	$(5,495)	$(7,236)
Net loss per share, basic and diluted
Continuing operations	$(0.27)	$(2.36)
Discontinued operations	—	(0.12)
Total net loss per share, basic and diluted	$(0.27)	$(2.48)

Weighted average number of shares used in computing net loss per share, basic and diluted	20,037	2,917

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,495)	$(7,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	455
Stock-based compensation	165	1,169
Loss (gain) on sales and disposals of property and equipment	36	(501)
Changes in operating assets and liabilities:
Accounts receivable	(5)	78
Inventories	(73)	(14)
Prepaid expenses and other assets	(240)	(83)
Accounts payable	(256)	406
Accrued expenses	(2,822)	(2,172)
Deferred revenue	—	(93)
Other liabilities	(65)	(87)
Net cash used in operating activities	(8,569)	(8,078)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	—	309
Purchases of property and equipment	—	(20)
Net cash provided by investing activities	—	289
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	12,670	300
Payments of offering costs related to the issuance of common stock and warrants	(1,519)	(198)
Proceeds from exercise of warrants	25	—
Payments on equipment financing	—	(265)
Net cash provided by (used in) financing activities	11,176	(163)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,607	(7,952)
CASH AND CASH EQUIVALENTS, beginning of period	15,045	23,906
CASH AND CASH EQUIVALENTS, end of period	$17,652	$15,954

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid offering costs	$1,411	$37
Receivable from sale of property and equipment	$—	$222

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	7,010	$8	$191,937	$(178,272)	$13,673
Common stock and warrants issued, net	25,248	2	9,738	—	9,740
Warrants exercised	50	—	25	—	25
Restricted stock awards cancelled	(7)	—	—	—	—
Stock-based compensation	—	—	165	—	165
Net loss	—	—	—	(5,495)	(5,495)
Balances at March 31, 2022	32,301	$10	$201,865	$(183,767)	$18,108

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	3,189	$7	$174,342	$(153,202)	$21,147
Common stock issued, net	35	—	65	—	65
Stock-based compensation	35	—	1,169	—	1,169
Net loss	—	—	—	(7,236)	(7,236)
Balances at March 31, 2021	3,259	$7	$175,576	$(160,438)	$15,145

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

On August 16, 2021, the Company completed the sale of its Pharos dermatology business (the “Dermatology Business”). As a result, the Company has reported the operating results of the Dermatology Business as discontinued operations in the condensed statement of operations for the three months ended March 31, 2021. Unless otherwise noted, discussion within these notes to the unaudited condensed financial statements relates to continuing operations. See Note 3. Discontinued Operations for additional information.

COVID-19 and Market Conditions

The global effects of the novel coronavirus (“COVID-19”) have created significant volatility, uncertainty and economic disruption. Although restrictions have been recently eased around the world, COVID-19 pandemic is still ongoing, and the ultimate effects of COVID-19 on the Company’s business, operations and financial condition are unknown at this time. The Company expects that enrollment in its atherectomy clinical trial will continue to be affected by the uncertainty relating to COVID-19, as patients may continue to elect to postpone voluntary treatments and physicians’ offices may intermittently close or operate at a reduced capacity in response to COVID-19. The Company’s manufacturing facility located in Carlsbad, California is currently operational. The Company has experienced delays in receiving shipments of parts which has had an impact on the timing of its key engineering efforts but has not affected its ability to support its atherectomy clinical study. However, the extent to which COVID-19 impacts its business will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

The Company, like many companies, is also experiencing increased difficulty in attracting and retaining key personnel due to a tight labor market.

Going Concern

The Company has experienced recurring net losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $183.8 million at March 31, 2022. For the three months ended March 31, 2022, the Company used cash of $8.6 million in operating activities. As of March 31, 2022, the Company had cash and cash equivalents of $17.7 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future with the Company’s reduced commercial footprint, and as the Company continues to incur costs related to its atherectomy clinical trial, engineering efforts to improve the shelf life of its catheters and develop next generation products and legal costs. In September 2020, the Company paused commercial sales of the DABRA catheter not being used for the atherectomy clinical trial while it conducted further studies on the stability of its shelf life. The Company submitted additional test data with respect to the DABRA catheter shelf life in March 2021, which was cleared by the U.S. Food and Drug Administration (“FDA”) in July 2021. Although eligible, the Company has not resumed commercial sales and is evaluating its commercial catheter strategy. The Company also expects the COVID-19 pandemic to have a continued negative impact on the timing of enrollment in its atherectomy clinical trial as well as the Company’s ability to secure additional financing in a timely manner or on favorable terms, if at all.

Management believes that, based on the Company’s liquidity resources, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements.

Although the Company bolstered its liquidity resources through an equity financing in February 2022, resulting in net proceeds of $9.7 million, has an effective shelf registration statement and may receive additional funds from the exercise of its warrants depending on market conditions, management has concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. Management plans to address this uncertainty by raising additional funds, if necessary, through public or private equity or debt financings as well as by engaging in regular and ongoing reviews of its business model and strategic options to help ensure that the Company is focusing its cash resources on advancing its key corporate initiatives. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

The Company may be forced to downsize or reduce its personnel and development costs, significantly alter its business strategy, substantially curtail its current operations, refocus or rebuild around a different core or strategic technology, consummate another strategic transaction such as a company sale, merger, asset sale, in-license, out-license, or other business transaction, or be required to liquidate its assets and dissolve the Company. Consistent with the actions the Company has taken in the past, it will execute the appropriate steps to enable the continued operation of the business and preservation of the value of its assets, including but not limited to actions such as reduced personnel-related costs, delay or curtailment of the Company’s research and development activities, and other discretionary expenses that are within the Company’s control.  These initiatives, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives as it seeks strategic alternatives.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed balance sheets, results of operations, cash flows and statements of stockholders’ equity for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 24, 2022.

Use of Estimates

The preparation of interim unaudited condensed financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the interim unaudited condensed financial statements and accompanying notes. The amounts reports could differ under different estimates and assumptions. On an ongoing basis, management evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in order to reflect the Dermatology Business as discontinued operations.

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

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company measures its cash and cash equivalents at fair value.

Fair value of financial instruments

Cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other current assets and liabilities are reported on the balance sheets at carrying value which approximates fair value due to the short-term maturities of these instruments.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company reduces the carrying value of inventories for those items that are potentially excess or obsolete based on changes in customer demand, technological developments or other economic factors. Although inventories are classified as current assets in the accompanying condensed balance sheets, the Company anticipates that such inventories will be utilized beyond twelve months from March 31, 2022.

Catheters are manufactured in-house, and each catheter is tested at various stages of the manufacturing process for adherence to quality standards. Catheters that do not meet functionality specification at each test point are destroyed and immediately written off, with the expense recorded in cost of revenue in the condensed statements of operations. Once manufactured, completed catheters that pass quality assurance are sent to a third-party for sterilization and sealed in a sterile container. Upon return from the third-party sterilizer, a sample of catheters from each batch are re-tested. If the sample tests are successful, the batch is accepted into finished goods inventory. If the sample tests are unsuccessful, the entire batch is written off with the expense recorded in cost of revenue in the condensed statements of operations.

Segment Information

The Company operates its business in one segment, which includes all activities related to the research, development and manufacture of the DABRA system. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that the Company adopts as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and, based on its preliminary assessment, does not believe any will have a material impact on the condensed financial statements or related footnote disclosures.

Note 3. Discontinued Operations

The Company completed the sale of its Dermatology Business to STRATA Skin Sciences, Inc. (“Strata”) on August 16, 2021 for net proceeds of $3.7 million, resulting in a gain on the sale of the Dermatology Business of $3.5 million which was included as a component of income (loss) from discontinued operations in the statement of operations for the year December 31, 2021. The Dermatology Business was previously disclosed as a separate reportable segment of the Company.

The results of the Dermatology Business is reported as loss from discontinued operations in the condensed statement of operations for the three months ended March 31, 2021. Certain overhead costs previously allocated to the Dermatology Business for segment reporting purposes did not qualify for classification as discontinued operations and have been reallocated to continuing operations for the three months ended March 31, 2021.

The following table summarizes the loss from discontinued operations in the condensed statement of operations for the three months ended March 31, 2021 (in thousands):

Net revenues	$1,113
Cost of net revenues	927
Gross income	186
Operating expenses	502
Operating loss from discontinued operations	(316)
Other income (expense), net	(43)
Net loss from discontinued operations	$(359)

Depreciation expense for the Dermatology Business was $0.1 million for the three months ended March 31, 2021. There were no capital expenditures for the Dermatology Business during the three months ended March 31, 2021.

Stock-based compensation expense for the Dermatology Business was approximately $19,000 for the three months ended March 31, 2021. Stock-based compensation expense of approximately $38,000 was capitalized to inventory and property and equipment during the three months ended March 31, 2021.

Note 4. Fair Value Measurements

As of March 31, 2022 and December 31, 2021, cash equivalents of approximately $9.4 million were categorized as Level 1 and consisted of money market funds that were measured at fair value on a recurring basis.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$959	$911
Work in process	93	70
Finished goods	7	5
Total inventories	$1,059	$986

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Lasers	$2,998	$3,085
Machinery and equipment	890	858
Computer hardware and software	353	353
Construction in progress	138	169
Leasehold improvements	145	145
Furniture and fixtures	48	48
Property and equipment, gross	4,572	4,658
Accumulated depreciation	(2,914)	(2,849)
Total property and equipment, net	$1,658	$1,809

Depreciation expense was $0.1 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

Note 7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Offering costs	$974	$—
Compensation and related benefits	419	2,004
Consulting fees	255	273
Warranty expenses	192	195
Legal expenses	104	1,345
Other accrued expenses	329	302
Total accrued expenses	$2,273	$4,119

Note 8. Leases

The Company has an operating lease for office and manufacturing space which requires it to pay base rent and certain utilities. Monthly rent expense is recognized on a straight-line basis over the term of the lease which expires in 2027. At March 31, 2022, the remaining lease term was 5.75 years. The operating lease is included in the condensed balance sheets at the present value of the lease payments at a 7% discount rate which approximates the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment, as the lease does not provide an implicit rate. For each of the three months ended March 31, 2022 and 2021, operating lease expense and cash paid for leases was $0.1 million. Amortization of operating lease right-of-use assets was also $0.1 million for each of the three months ended March 31, 2022 and 2021. Variable costs were de minimis.

Maturities of operating lease liabilities as of March 31, 2022 (in thousands):

Years Ending December 31,
2022 (remaining nine months)	$324
2023	445
2024	459
2025	472
2026	486
Thereafter	501
Total operating lease payments	2,687
Less: imputed interest	(492)
Total operating lease liabilities	$2,195

Note 9. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the reporting period. A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents include warrants, stock options, non-vested restricted stock units and employee stock purchase plan rights.

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

Anti-dilutive share equivalents excluded from the computation of diluted net loss per share at March 31, 2022 consisted of warrants of 56,329,950, stock options of 106,380, restricted stock awards of 164,879, restricted stock units of 49,636 and Employee Stock Purchase Plan shares of 16,634.

Anti-dilutive share equivalents excluded from the computation of diluted net loss per share at March 31, 2021 consisted of warrants of 2,345,033, stock options of 136,033, restricted stock awards of 325,429, restricted stock units of 38,922 and Employee Stock Purchase Plan shares of 3,200.

Note 10. Equity Offerings

On February 8, 2022, the Company completed a public offering (the “Offering”) in which it issued and sold (i) 9,535,000 shares of common stock, (ii) 24,002,893 warrants to purchase one share of common stock at an exercise price of $0.50 that were immediately exercisable and expire one year from the date of issuance, or Series A Warrants, and (iii) 24,002,893 warrants to purchase one share of common stock at an exercise price of $0.50 that were immediately exercisable and expire seven years from the date of issuance, or Series B Warrants, and (iv) 14,467,893 pre-funded warrants to purchase one share of common stock at an exercise price of $0.0001 per share that were immediately exercisable and expire twenty years from the date of issuance, or Pre-Funded Warrants. In addition, the Company granted the underwriters of the Offering a 45-day option, or Overallotment Option, to purchase up to (i) 3,600,000 additional shares of common stock, (ii) 3,600,000 additional Series A Warrants and/or (iii) 3,600,000 additional Series B Warrants, solely to cover overallotments.

The Series A Warrants and Series B Warrants were valued at approximately $7.0 million using the Black-Scholes option pricing model based on the following assumptions:

	Series A	Series B
Risk-free interest rate	0.59%	1.70%
Volatility	95.81%	103.29%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	0.5	3.5

On February 10, 2022, the Company issued 1,245,116 shares of common stock pursuant to the partial exercise of the Overallotment Option, resulting in cash proceeds of approximately $0.5 million, net of underwriting discounts. On various dates in February 2022 and March 2022, the Company issued 14,467,893 shares of common stock upon the exercise of all of the Pre-Funded Warrants issued in the Offering. In addition, in March 2022, the Company issued 50,000 shares of common stock in connection with the exercise of 25,000 Series A Warrants and 25,000 Series B Warrants issued in the Offering.

Net proceeds from the Offering were approximately $9.7 million, after deducting underwriter commissions and fees and other offering fees paid or payable by the Company as of March 31, 2022.

At March 31, 2022, the Company had 56,329,950 shares of common stock reserved for issuance pursuant to the warrants issued by the Company at a weighted average exercise price of $0.89.

The Company is contractually obligated to pay a former placement agent a tail fee equal to 7.5% cash compensation for the gross proceeds raised and issue warrants equal to 7% of the number of shares of common stock sold in the Offering to any investor contacted by the former placement agent during the term of its engagement with the Company. Thus, the Company is obligated to pay such placement agent a cash fee which it estimates to be approximately $0.9 million and to issue approximately 1.7 million warrants to purchase common stock at an exercise price of $0.625 per share, which represents 125% of the exercise price in the Offering. Such warrants would be immediately exercisable and expire five years from the date of issuance. These warrants were valued at approximately $0.3 million on February 8, 2022, using the Black-Scholes option pricing model based on the following assumptions: expected volatility of 109.9%, risk-free interest rate of 1.47%, expected dividend yield of 0% and an expected term of 2.5 years. The cash fees of $0.9 million are included in accrued expenses in the balance sheet as of March 31, 2022. The warrants had not been issued by the Company as of March 31, 2022.

Note 11. Stock-Based Compensation

A summary of the activity under the 2018 Equity Inventive Plan and the 2020 Inducement Equity Incentive Plan (collectively, the “Plans”) for the three months ended March 31, 2022 is set forth below:

Stock Options

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	108,448	$345.54
Forfeited	(2,068)	$231.56
Outstanding at March 31, 2022	106,380	$347.75	5.31	$—
Exercisable at March 31, 2022	89,209	$409.27	4.83	$—
Vested and expected to vest at March 31, 2022	106,380	$347.75	5.31	$—

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	70,025	$4.37
Vested	(1,334)	$6.66
Forfeited	(19,055)	$3.24
Outstanding at March 31, 2022	49,636	$4.75

Restricted Stock Awards

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	179,334	$4.71
Vested	(6,667)	$7.11
Forfeited	(7,788)	$4.75
Outstanding at March 31, 2022	164,879	$4.61

The following table summarizes stock-based compensation expense for the Plans included in operating expenses (in thousands):

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative	$113	$943
Research and development	49	129
Stock-based compensation in operating expenses	$162	$1,072

Stock-based compensation expense of approximately $3,000 and $40,000 was capitalized to inventory and property and equipment during the three months ended March 31, 2022 and 2021, respectively.

Unrecognized stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized as of March 31, 2022 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period (in years)
Stock options	$251	1.6
Restricted stock awards	$503	1.9
Restricted stock units	$172	1.8

Note 12. Commitments and Contingencies

Securities Class Action and Shareholder Derivative Litigation Update

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et al, (Civil Action no. 19CV1079 LAB NLS) was filed in the U.S. District Court for the Southern District of California against the Company, certain current and former officers and directors, and certain underwriters of the Company’s initial public offering. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in the Company’s registration statement in violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. On June 10, 2021, defendants moved to dismiss the second amended complaint. On November 12, 2021, following a private settlement mediation with the lead plaintiffs, the parties executed a stipulation of settlement that resolved the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $10.0 million. On March 18, 2022, the Company paid approximately $0.6 million towards the settlement to satisfy its self-insured retention/deductible. The Company’s insurers paid the remainder of the settlement. The proposed settlement requires both preliminary and final approval by the court. On February 11, 2022, the court granted preliminary approval of the settlement, scheduled a hearing on final approval of the settlement for June 13, 2022, and denied the pending motion to dismiss without prejudice. On May 2, 2022, plaintiffs filed a motion for final approval of the settlement and plan of allocation, and lead counsel filed a motion for an award of attorneys’ fees and reimbursement of litigation expenses. Should the court not provide final approval of the proposed settlement or if the proposed settlement otherwise does not become final, the parties will be returned to their litigation postures prior to the execution of the stipulation of settlement. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s financial condition and its results of operations for the period or periods in which such determination is made.

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

Settlement Agreements with the Department of Justice and Participating States

As previously announced on December 28, 2020, the Company entered into a Settlement Agreement with the U.S., acting through the Department of Justice and on behalf of the Office of Inspector General, and other settlement agreements with certain state attorneys general to resolve investigations and a related civil action concerning its marketing of the DABRA laser system and DABRA-related remuneration to certain physicians.

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

Note 13. Subsequent Event

On May 10, 2022, the Company’s Chief Financial Officer notified the Company that he will resign as the Company’s Chief Financial Officer and Secretary, effective May 25, 2022. This resignation is not the result of any disagreement with the Company or its board of directors or any matter relating to the Company’s operations, policies or practices. The Company expects to enter into a separation agreement with the Chief Financial Officer, the terms of which have not yet been finalized.

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

References to “we”, “us”, “our” and “the Company” refer to Ra Medical Systems, Inc.

Overview

Ra Medical Systems, Inc. is a medical device company leveraging its advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases. We believe our products enhance patients’ quality of life by restoring blood flow in arteries.

Consistent with our business strategy to continue focusing on the peripheral artery disease, or PAD, market, we completed the sale of our Pharos laser business, or Dermatology Business, to STRATA Sciences, Inc., or Strata, on August 16, 2021. Accordingly, the results of the Dermatology Business are included in discontinued operations for the three months ended March 31, 2021. See Note 3. Discontinued Operations to our unaudited condensed financial statements for additional information. Unless otherwise noted, amounts for all periods discussed below reflect the results of operations and financial condition for our continuing operations.

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

As stated, we are currently pursuing an atherectomy indication for use, which the FDA defines to include a prespecified improvement in luminal patency. To satisfy the FDA’s data requirements to support an atherectomy indication, we are performing a pivotal study designed to allow the FDA to evaluate the use of DABRA in atherectomy procedures. We received an Investigational Device Exemption, or IDE, approval in January 2020, and the study is approved for up to 10 clinical sites and 100 subjects. In January 2022, primarily due to subject fallout for follow-up visits due to COVID-19, we filed a protocol amendment with the FDA to add an additional 25 subjects to the study. The protocol amendment was approved by the FDA in February 2022, increasing the total number of approved subjects from 100 to 125.

We enrolled the first subject in February 2020. Throughout much of 2021 and 2020, the COVID-19 pandemic substantially impacted our ability to activate new sites and enroll additional subjects. Many sites or potential sites have been or are currently operating at a reduced capacity, and some have been closed from time to time. In addition, potential study subjects may voluntarily opt to postpone their procedures due to COVID-19 concerns. As of May 11, 2022, we had enrolled 107 subjects and eight sites had been cleared to enroll subjects. Due to the unpredictable impact the COVID-19 pandemic has had and will continue to have on enrollment in this study, we currently cannot estimate when enrollment will be completed, although we aim to complete enrollment in the third quarter of 2022 and to complete the six-month follow-up in early 2023.

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

We and our board of directors are currently reviewing strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, which is being conducted in parallel with a review of the development and commercialization options, as well as associated costs, for our core and strategic technologies, our board of directors is also reviewing alternatives with the goal of maximizing stockholder value. Such options may result in a financing to continue our atherectomy indication trial and development of our catheter or refocusing and rebuilding the Company around our lithotripsy asset, or a business combination including a company sale, merger, asset sale, in-license, out-license, or other business transaction.

We cannot provide any commitment as to the timing of our determination or the strategy we may adopt and may be required to liquidate our assets and dissolve the Company if we are unable to secure additional financing or consummate one or more strategic transactions. If we determine to continue our atherectomy indication trial and the development of our catheter or refocusing and rebuilding the Company around the lithotripsy asset, we will need to obtain substantial additional funding.  Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

As of the date of this Quarterly Report, we concluded that there is substantial doubt regarding our ability to continue as a going concern for the twelve months from the date of filing of this report. Substantial doubt about a company’s ability to continue as a going concern is generally viewed unfavorably by current and prospective investors, as well as by analysts and creditors and potential strategic partners. As a result, it may be more difficult for us to consummate any strategic transactions and/or raise the additional financing necessary to continue to operate our business. We may be forced to downsize or reduce our personnel and development costs, significantly alter our business strategy, substantially curtail our current operations, refocus or rebuild around a different core or strategic technology, consummate another strategic transaction such as a company sale, merger, asset sale, in-license, out-license, or other business transaction, or be required to liquidate our assets and dissolve the Company.

Recent Developments

Effects of COVID-19 and Market Conditions

The global effects of COVID-19 have created significant volatility, uncertainty and economic disruption. Although restrictions have been recently eased around the world, the COVID-19 pandemic is still ongoing, and the ultimate effects of COVID-19 on our business, operations and financial condition are unknown at this time. We expect that enrollment in our atherectomy clinical trial will continue to be affected by the uncertainty relating to COVID-19, as patients may continue to elect to postpone voluntary treatments and physicians’ offices may intermittently close or operate at a reduced capacity in response to COVID-19. Our manufacturing facility located in Carlsbad, California is currently operational. We have experienced delays in receiving shipments of parts which has had an impact on the timing of our key engineering efforts but has not affected our ability to support our atherectomy clinical study. However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses primarily consist of employee-related expenses, including salaries, benefits and stock-based compensation expense. Other SG&A expenses include professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and facility related expenses. We expect continued legal costs associated with ongoing litigation.

Research and Development Expenses

Research and development, or R&D, expenses include:

•	certain employee-related expenses, including salaries, benefits and stock-based compensation expense;
•	cost of clinical studies to support new products and product enhancements, including expanded indications;
•	supplies used for internal R&D and clinical activities; and
•	cost of outside consultants who assist with technology development and clinical affairs.

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

Results of Continuing Operations

The following table sets forth our results of continuing operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net revenue	$9	$4	$5
Cost of revenue	95	447	(352)
Selling, general and administrative expenses	2,302	3,677	(1,375)
Research and development expenses	3,115	2,750	365
Other income (expense), net	8	(7)	15

Comparison of the Three Months Ended March 31, 2022 and 2021

Net Revenue

The increase in net revenue for the three months ended March 31, 2022 as compared to the corresponding period in the prior year was due to the sale of catheters to clinical trial sites.

We do not expect our net revenue to increase significantly in the short term as we are only selling catheters to support our atherectomy clinical study while we continue efforts to remedy the inconsistencies in our DABRA catheter performance and obtain an atherectomy indication.

Cost of Revenue

The decrease in cost of revenue of $0.4 million for the three months ended March 31, 2022 as compared to the corresponding period in the prior year was primarily due to decreases in labor and overhead costs as a result of certain cost savings initiatives implemented in mid-2021, including a reduction in headcount, and the Company directing its resources to focus on engineering efforts and clinical trial initiatives.

Selling, General and Administrative Expenses

The decrease in SG&A expenses of $1.4 million for the three months ended March 31, 2022 as compared to the corresponding period in the prior year was due to decreases of $0.8 million in stock-based compensation expense, $0.7 million in legal expenses, $0.2 million in personnel expenses and $0.1 million in other costs, partially offset by a decrease in gain on sale of assets of $0.5 million.

Research and Development Expenses

The increase in R&D expenses of $0.4 million for the three months ended March 31, 2022 as compared to the corresponding period in the prior year was primarily due to increases of $0.2 million in R&D supplies, $0.1 million in clinical study expenses and $0.1 million in other expenses. These increases were due to engineering efforts on our next-generation catheters, including increased shelf life and improved deliverability, and also progress on the atherectomy clinical study.

Other Income (Expense), Net

The increase in other income (expense), net for the three months ended March 31, 2022 as compared to the corresponding period of the prior year was due to the increase in other income from the services agreement related to the sale of the Dermatology Business and the decrease in interest expense due to the forgiveness of the Paycheck Protection Plan promissory note and the repayment of the equipment financing in 2021.

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

A reconciliation for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP is included below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business. We define Adjusted EBITDA as our GAAP loss from continuing operations as adjusted to exclude depreciation and amortization, interest income, interest expense, income tax expense, stock-based compensation and loss (gain) on sales and disposals of property and equipment.

The following is a reconciliation of loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021
Loss from continuing operations	$(5,495)	$(6,877)
Depreciation and amortization	186	334
Interest income	(1)	(1)
Interest expense	—	8
EBITDA	(5,310)	(6,536)
Stock-based compensation	162	1,072
Loss (gain) on sales and disposals of property and equipment	36	(501)
Adjusted EBITDA	$(5,112)	$(5,965)

The decrease in negative Adjusted EBITDA of $0.9 million for the three months ended March 31, 2022 as compared to the corresponding period in the prior year was primarily due to the decrease in SG&A expenses due to lower legal expenses related to the securities litigation and prior investigation and lower personnel and other expenses due to our continued cost saving initiatives, partially offset by an increase in R&D expenses related to efforts to improve our catheter design and costs related to our clinical study.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $17.7 million and an accumulated deficit of $183.8 million. Our primary sources of capital have been the net proceeds of (i) $67.3 million from our initial public offering, (ii) $19.1 million from our 2020 public offerings, (iii) $15.2 million from our at-the-market, or ATM, offerings, (iv) $9.7 million from our February 2022 public offering, (v) $3.5 million from the sale of our Dermatology Business, (vi) $2.0 million received from the Paycheck Protection Program and, to a lesser extent, private placements of common stock and equipment financing arrangements.

In January 2022, our former placement agent delivered written notice to us that it was terminating its ATM agreement with us. With the provision of such notice, the ATM facility is no longer available to us.

Management expects operating losses and negative cash flows to continue for the foreseeable future with our reduced commercial footprint, and as we continue to incur costs related to our atherectomy clinical trial, engineering efforts to improve the shelf life of our catheters and develop next generation products and legal costs associated with ongoing litigation. We also expect the COVID-19 pandemic to continue to have a negative impact on the timing of enrollment our atherectomy clinical trial as well as our ability to secure additional financing in a timely manner or on favorable terms, if at all. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions of our sales and marketing teams. We reduced the size of our DABRA sales force from 34 employees as of June 30, 2019 to six clinical specialists as of March 31, 2022. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations. Such measures may impair our ability to invest in developing, marketing and selling new and existing products.

As a public company, we incur and will continue to incur significant legal, accounting, insurance, and other expenses. We expect legal and related expenses to remain high in the near term in connection with the legal proceedings discussed in Note 12. Commitments and Contingencies in the notes to the unaudited condensed financial statements.

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

•	our ability to develop a guidewire-compatible version of our DABRA catheter designed to allow physicians to navigate the vasculature more easily;
•	our ability to develop a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures;
•	following our voluntary product recall, our ability to achieve market acceptance of DABRA;
•	our ability to comply with the Corporate Integrity Agreement;
•

the cost, timing and outcomes of any litigation involving our company, products and business activities, including securities class actions and shareholder derivative lawsuits in which we are involved;

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

Further, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently subject to General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, and the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report, until such time as our public float exceeds $75 million.

We and our board of directors are currently reviewing strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, which is being conducted in parallel with a review of the development and commercialization options, as well as associated costs, for our core and strategic technologies, our board of directors is also reviewing alternatives with the goal of maximizing stockholder value. Such options may result in a financing to continue our atherectomy indication trial and development of our catheter or refocusing and rebuilding the Company around our lithotripsy asset, or a business combination including a company sale, merger, asset sale, in-license, out-license, or other business transaction.

We cannot provide any commitment as to the timing of our determination or the strategy we may adopt and may be required to liquidate our assets and dissolve the Company if we are unable to secure additional financing or consummate one or more strategic transactions. If we determine to continue our atherectomy indication trial and the development of our catheter or refocusing and rebuilding the Company around the lithotripsy asset, we will need to obtain substantial additional funding.  Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

As of the date of this this Quarterly Report, we concluded that there is substantial doubt regarding our ability to continue as a going concern for the twelve months from the date of filing of this report. Substantial doubt about a company’s ability to continue as a going concern is generally viewed unfavorably by current and prospective investors, as well as by analysts and creditors and potential strategic partners. As a result, it may be more difficult for us to consummate any strategic transactions and/or raise the additional financing necessary to continue to operate our business. We may be forced to downsize or reduce our personnel and development costs, significantly alter our business strategy, substantially curtail our current operations, refocus or rebuild around a different core or strategic technology, consummate another strategic transaction such as a company sale, merger, asset sale, in-license, out-license, or other business transaction, or be required to liquidate our assets and dissolve the Company.

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

Cash Flows

The following information reflects cash flows for continuing operations and discontinued operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(8,569)	$(8,078)
Net cash provided by investing activities	—	289
Net cash provided by (used in) financing activities	11,176	(163)

Net Cash Used in Operating Activities

Net cash used in operating activities of $8.6 million for the three months ended March 31, 2022 consisted of a net loss of $5.5 million and non-cash adjustments to net loss of $0.4 million, consisting primarily of stock-based compensation and depreciation and amortization of $0.2 million each. In addition, we experienced a decrease in net operating assets and liabilities of $3.5 million.

Net cash used in operating activities of $8.1 million for three months ended March 31, 2021 consisted of a net loss of $7.2 million and a decrease in net operating assets and liabilities of $2.0 million and non-cash charges of $1.1 million, consisting of stock-based compensation of $1.1 million, depreciation and amortization of $0.5 million and gain on sale of property and equipment of $0.5 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $0.3 million for the three months ended March 31, 2021 consisted primarily of proceeds from sales of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $11.2 million for the three months ended March 31, 2022 primarily consisted of net cash proceeds from the February 2022 public offering.

Net cash used in financing activities of $0.2 million for the three months ended March 31, 2021 consisted of payments of $0.3 million on our equipment financing, partially offset by net proceeds of $0.1 million from our ATM financing. The former placement agent terminated the ATM agreement with us in January 2022.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial position and results of operations is based on our unaudited interim condensed financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022, or Annual Report, other than the change in the estimated useful life of our lasers which was changed to eight years effective January 1, 2022, as more fully described in Note 2. Summary of Significant Accounting Policies in our Annual Report.

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

Contractual Obligations

During the three months ended March 31, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

We had cash and cash equivalents of $17.7 million as of March 31, 2022. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Inflation risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations and/or financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Class Action and Shareholder Derivative Litigation Update

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et al, (Civil Action no. 19CV1079 LAB NLS) was filed in the U.S. District Court for the Southern District of California against the Company, certain current and former officers and directors, and certain underwriters of the Company’s initial public offering. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in the Company’s registration statement in violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. On June 10, 2021, defendants moved to dismiss the second amended complaint. On November 12, 2021, following a private settlement mediation with the lead plaintiffs, the parties executed a stipulation of settlement that resolved the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $10.0 million. On March 18, 2022, the Company paid approximately $0.6 million towards the settlement to satisfy its self-insured retention/deductible. The Company’s insurers paid the remainder of the settlement. The proposed settlement requires both preliminary and final approval by the court. On February 11, 2022, the court granted preliminary approval of the settlement, scheduled a hearing on final approval of the settlement for June 13, 2022, and denied the pending motion to dismiss without prejudice. On May 2, 2022, plaintiffs filed a motion for final approval of the settlement and plan of allocation, and lead counsel filed a motion for an award of attorneys’ fees and reimbursement of litigation expenses. Should the court not provide final approval of the proposed settlement or if the proposed settlement otherwise does not become final, the parties will be returned to their litigation postures prior to the execution of the stipulation of settlement. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s financial condition and its results of operations for the period or periods in which such determination is made.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, before making an investment decision. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment

Risk Factor Summary

Risks Related to Our Financial Position and Need for Additional Capital

•	We require additional capital to finance our operations, which may not be available to us on acceptable terms or at all.
•

We are conducting a review of our strategic alternatives, including evaluating potential paths forward for our core and strategic technologies that could significantly impact our future operations and financial position.

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

•

If we are unable to raise capital when needed, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

Risks Related to Our Business and Products

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

Risks Related to Our Financial Position and Need for Additional Capital

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

Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development and commercialization efforts. As of March 31, 2022, we had cash and cash equivalents of $17.7 million and an accumulated deficit of $183.8 million. For the three months ended March 31, 2022, we used cash of $8.6 million in operating activities. We have experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit and expect to continue to incur net losses into the foreseeable future. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

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

We are conducting a review of our strategic alternatives, including evaluating potential paths forward for our core and strategic technologies that could significantly impact our future operations and financial position.

Our board of directors has initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, which is being conducted in parallel with a review of the development and commercialization options, as well as associated costs, for our core and strategic technologies, our board of directors is reviewing alternatives with the goal of maximizing stockholder value. Such options may result in a financing to continue our atherectomy indication trial and development of our catheter or refocusing and rebuilding the Company around the lithotripsy asset, or a business combination including a company sale, merger, asset sale, in-license, out-license, or other business transaction. If we determine to pursue an alternate strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Any decision to change our strategic direction could result in us limiting our research and development activities to manage our cash position. We cannot provide any commitment as to the timing of our determination or the strategy we may adopt and may be required to liquidate our assets and dissolve the Company if we are unable to secure additional financing or consummate one or more strategic transactions. If we determine to continue our atherectomy indication trial and the development of our catheter or refocusing and rebuilding the Company around the lithotripsy asset, we will need to obtain substantial additional funding.  Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

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

We do not yet generate sufficient revenues from our operations to fund our activities and are therefore dependent upon external sources for financing our operations. We have concluded and disclosed in the footnotes to our condensed financial statements, included elsewhere within this Quarterly Report, that we do not have sufficient cash to fund our operations through 12 months from the date of issuance of the most recent financial statements. As a result, our financial statements include disclosures expressing substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This disclosure with respect to our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. If we are unable to successfully raise additional funds, then we may have to reduce our personnel and development costs, refocus or rebuild around a different core or strategic technology, consummate another strategic transaction such as a company sale, merger, asset sale, in-license, out-license, or other business transaction, or be required to liquidate our assets and dissolve the Company. Future reports on our financial statements may continue to include such disclosures. If we cannot continue as a going concern, our stockholders may lose their entire investment in our common stock.

Our ability to continue as a going concern is dependent upon a number of factors, including our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from obligations that become due in the ordinary course of business. Management currently believes that it will be necessary for us to raise additional funding in the form of an equity financing from the sale of common stock or the issuance of debt or to pursue and consummate one or more strategic transactions, whether related or unrelated. There can be no guarantee that we will successfully raise all the funding we require or be able to consummate any strategic transaction and, even if so, that we would be able to continue as a going concern. However, substantial doubt about a company’s ability to continue as a going concern is generally viewed unfavorably by current and prospective investors, as well as by analysts and creditors. As a result, it may be more difficult for us to raise the additional financing necessary to continue to operate our business, and we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

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

If our board of directors decides to dissolve our company and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurance as to the amount or timing of available cash left to distribute to our stockholders after paying our debts and other obligations and setting aside funds for potential future claims. If we attempt to continue to operate our business, focusing on our atherectomy indication trial or potentially expanding the use of our technology to be used for lithotripsy, we would need to raise significant additional funds to fund our operations and execute on our business strategy and we may not be successful in those efforts and may be required to liquidate our assets and dissolve the Company.

If we are unable to raise capital when needed, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

We expect our expenses to increase in parallel with our ongoing activities, particularly as we incur expenses relating to the exploration of strategic options intended to maximize shareholder value, seek to continue our atherectomy indication trial and the development of our catheter, develop our lithotripsy asset and potentially seek other strategic transactions such as a company sale, merger, asset sale, in-license, out-license, or other business transaction, or in the absence of any of the foregoing, be required to liquidate our assets and dissolve the Company. If we are unable to raise capital when needed or on attractive terms, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

Risks Related to Our Business and Products

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

Our success will depend, in part, on the acceptance of our products as safe, useful and, with respect to physicians, cost effective and easy to use. We cannot predict how quickly, if at all, catheterization laboratories and physicians will accept our products or, if accepted, how frequently they will be used. Patients and their care providers must believe our products offer benefits over alternative treatment methods. Additional factors that will influence whether our products gain and maintain market acceptance, include:

•	whether we are able to successfully and timely remedy the inconsistencies in our DABRA catheter performance, including extending shelf life and reducing non-calibrations;
•	whether physicians, catheterization laboratory owners and operators, patients, and others in the medical community consider our products to be safe, effective, and cost-effective treatment methods;
•	our ability to improve and extend the shelf life of our DABRA catheters and obtain FDA clearance for the extended shelf life;
•	our ability to further enhance our DABRA catheter performance with an improved design to reduce kinking when navigating tortuous anatomy;
•	our ability to develop a guidewire-compatible version of our DABRA catheter designed to allow physicians to navigate the vasculature more easily;
•	our ability to upgrade the DABRA laser’s functionality and user interface, and maintain necessary regulatory clearances;
•	whether we are able to receive FDA clearance for an atherectomy indication for use;
•	the potential and perceived advantages of our products over alternative treatment methods;
•	the convenience, amount of training required, and ease of use of DABRA relative to alternative treatment methods;
•	matters arising out of the pending securities class action and derivative lawsuit, including the impact of any settlement or adverse judgment;
•	the prevalence and severity of any side effects associated with using our products;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling cleared or approved by the FDA or other authorities;
•	the cost of treatment in relation to alternative treatments methods;
•	pricing pressure, including from group purchasing organizations, or GPOs, seeking to obtain discounts on DABRA based on the collective buying power of the GPO members;
•	the availability of adequate coverage, reimbursement and pricing by third-party payors, including government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;
•	our ability to provide incremental clinical and economic data that shows the safety and clinical efficacy and cost effectiveness of, and patient benefits from, our products; and
•	the effectiveness of our sales and marketing efforts for DABRA.

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

We incurred losses from continuing operations of $5.5 million and $27.3 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $183.8 million. We expect to continue to incur significant manufacturing, product development, regulatory and other expenses as we continue to remedy the inconsistencies in our DABRA catheter performance, to obtain regulatory clearances or approvals for our products in additional jurisdictions and for additional indications, to develop new products or add new features to our existing products, and to defend, cooperate and resolve pending lawsuits and government investigation, as applicable. In addition, our general and administrative expenses have increased following our IPO, and we expect these costs to continue due to the additional costs associated with being a public company. The losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for an extended period of time. Our failure to achieve or maintain profitability would have a material adverse effect on our business, financial condition, and results of operations and could negatively impact the value of our common stock.

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

The emergence and effects related to a pandemic, epidemic or outbreak of an infectious disease, including the recent COVID-19 pandemic could adversely affect our operations.

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

In June 2019, we became the subject of a lawsuit alleging securities law violations based on alleged misstatements or omissions in the Registration Statement for our IPO and in subsequent public statements. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to this lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this lawsuit, see Note 12. Commitments and Contingencies in the notes to the unaudited condensed financial statements included elsewhere in this Quarterly Report.

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

We market and sell DABRA for use as a tool in the treatment of vascular blockages resulting from lower extremity vascular disease. Although physicians, in the practice of medicine, may prescribe or use marketed products for uncleared or unapproved indications, manufacturers may promote their products only for the cleared or approved indications and in accordance with the provisions of the cleared or approved label. However, one of our strategies in the future is to pursue additional vascular indications for DABRA. Submitting the required applications for additional indications may require substantial additional funding beyond our cash and cash equivalents as of March 31, 2022. We cannot assure you that we will be able to successfully obtain clearance or approval for any of these additional product indications through the application process or that a premarket FDA submission may not be necessary.

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

Regardless of whether actions are commenced, if we were to settle with one or more government agencies, such settlements could include an agreement to pay civil or criminal damages, injunctions, cease and desist orders, deferred prosecution agreements, or other equitable remedies, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which would have a material adverse effect on our business, financial condition and results of operations for years after any settlement is reached. Whether actions will be commenced, whether an investigation can be settled before or after actions are commenced, and the terms on which any investigation can be resolved is not certain.

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

The impact of the military action in Ukraine, and the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have affected, and may continue to affect, our business and results of operations, including our supply chain.

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

We also cannot predict the impact of any heightened geopolitical instability or the results that may follow, including reductions in consumer confidence, heightened inflation, cyber disruptions or attacks, higher natural gas costs, higher manufacturing costs and higher supply chain costs. The impact of Russia’s invasion of Ukraine could cause our results to differ materially from the outlook presented in this Quarterly Report.

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

As preciously disclosed, in 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified related to the aggregation of control deficiencies in our control environment, in particular an inappropriate “tone at the top” set by certain members of senior management, a failure to promote adherence to our Code of Ethics and Conduct, and the lack of sufficient competent resources in key roles at the organization.

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

At March 31, 2022, we had 58 full-time employees. In the third quarter of 2019, we began implementing certain operational efficiency and cost savings initiatives intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions of our sales and marketing teams.

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

Some devices known as “510(k)-exempt” devices can be marketed without prior marketing clearance or approval from the FDA. In addition to the “general controls,” Class II medical devices are also subject to “special controls,” including, in many cases, adherence to a particular guidance document and compliance with the performance standard. As Class II, 510(k)-cleared devices, our products are subject to both general and special controls. Instead of obtaining 510(k) clearance, most Class III devices are subject to premarket approval, or PMA. We do not believe any of our current products are Class III devices, but future products could be, which would subject them to the PMA process.

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

Additionally, federal, state and foreign governments and entities have enacted laws and issued regulations and other standards requiring increased visibility and transparency of our interactions with healthcare providers. For example, the U.S. Physician Payment Sunshine Act, now known as Open Payments, requires us to report to the Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value to all U.S. physicians and U.S. teaching hospitals, with the reported information made publicly available on a searchable website. On December 28, 2020, we entered into the Settlement Agreement with the DOJ relating to claims under the civil False Claims Act investigation concerning, among other things, whether we marketed and promoted DABRA devices for unapproved uses that were not covered by federal healthcare programs, and whether we paid improper remuneration to physicians and other healthcare providers in violation of the Anti-Kickback Statute. Effective January 2022, we are also required to collect and report information on payments or transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives. Failure to comply with these legal and regulatory requirements could impact our business, and we have had and will continue to spend substantial time and financial resources to develop and implement enhanced structures, policies, systems and processes to comply with these legal and regulatory requirements, which may also impact our business and which could have a material adverse effect on our business, financial condition, and results of operations for years after any resolution of these investigations and any resulting claims are resolved.

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

Our manufacturing facility is required to comply with extensive requirements imposed by the FDA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to the QSR or similar regulations set by foreign regulatory authorities. Following our voluntary recalls, we have a heightened potential for an FDA inspection. As such, we will be subject to continual review and inspections to assess compliance with the QSR and adherence to commitments made in any 510(k) application. Accordingly, we continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

The failure by us to properly identify reportable events or to file timely reports with the FDA can subject us to sanctions and penalties, including warning letters and recalls. Physicians, hospitals and other healthcare providers may make similar reports to regulatory authorities. Any such reports may trigger an investigation by the FDA or similar foreign regulatory bodies, which could divert managerial and financial resources, harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.

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

Under the FDA medical device reporting regulations, or MDR regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. For example, for DABRA the most frequent complication reported to us as a result of post-market surveillance is clinically non-significant vessel perforation. In connection with an internal audit of our regulatory reporting systems, we have revised and continue to monitor our internal operating procedures for complaint handling and adverse event classifications. We reviewed all adverse medical events that have been reported to us and retrospectively filed three MDRs with the FDA.

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

We have adopted a code of ethics and business conduct, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. For example, as discussed above, we entered into to a Settlement Agreement with the DOJ to resolve a civil investigation and related civil action, and in connection with the Settlement Agreement, entered into a 5-year Corporate Integrity Agreement with the OIG. We have incurred, and will continue to incur, costs related to compliance under, and payments made pursuant to, the Settlement Agreement and Corporate Integrity Agreement. These expenses and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition, and results of operations. If such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in government investigations, civil and criminal proceedings, the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, additional integrity reporting and oversight obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. In the future, whether or not we are successful in defending against such further actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition, and results of operations.

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

•

the U.S. Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) to non-physician healthcare professionals (defined to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives) and teaching hospitals, as well as information regarding ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

For example, in December 2017, we were contacted by a third party suggesting that we should consider licensing three U.S. patents directed to the treatment of vitiligo, U.S. Pat. No. 6,979,327, or the ’327 patent, U.S. Pat. No. 7,261,729, or the ’729 patent, and U.S. Pat. No. 8,387,621, or the ’621 patent. In addition, we were also previously contacted in 2006 by the same third party suggesting that we should consider licensing the ’327 patent as well as the then pending application that became the ’729 patent. We believe that we will be meritorious if a claim of infringement of the ’327 patent, the ’729 patent, or the ’621 patent is asserted against us in a legal proceeding by this or any other third party. However, although we believe that we do not infringe the claims of the ’327 patent, the ’729 patent, or the ’621 patent, nor do we believe that we need a license to the ’327 patent, the ’729 patent, or the ’621 patent in order to freely commercialize our products, there is a possibility that a suit claiming infringement of the ’327 patent, the ’729 patent, or the ’621 patent will be brought against us, and we cannot assure that a court or an administrative agency will agree with our assessment with regard to non-infringement of the ’327 patent, the ’729 patent, or the ’621 patent. If it was necessary to obtain a license to the ’327 patent, the ’729 patent, or the ’621 patent and a license was not available on commercially reasonable terms or available at all, that could affect our ability to commercialize our products and materially and adversely affect our business.

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

As of December 31, 2021, we had net operating loss carryforwards, or NOLs, of approximately $39.2 million for federal income tax purposes, and $41.2 million for state income tax purposes. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We have completed an IRC Section 382 analysis regarding the limitation of net operating losses through December 31, 2020 and determined that an ownership change occurred in May 2020. The effect of the ownership change is reflected in the NOL balances as of December 31, 2020. The Company calculated the limitation on net operating losses and other tax attributes and reduced the value of the deferred tax assets resulting in a tax expense impact of $20.8 million. The tax expense was offset by a tax benefit recorded on the reduction in valuation allowance recorded for the deferred tax assets for the year ended December 31, 2020. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Ownership changes that materially limit our use of our historical NOLs could harm our future operating results by effectively increasing our future U.S federal income tax and state income tax obligations. In addition, as a result of the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, however, the deductibility of our federal NOLs generated in such years will be limited to 80% of taxable income if utilized in taxable years beginning after December 31, 2020. Federal net operating losses incurred in years beginning before January 1, 2018 are subject to a twenty-year carryforward but are not limited to 80% of taxable income.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2022, we had outstanding 32,301,149 shares of our common stock.

In connection with our February 2022 equity offering and our 2020 equity offerings, we issued warrants to investors and our placement agents and, in connection with the sale of the Dermatology Business in 2021, we issued a warrant to the broker. We had an aggregate 56,329,950 warrants outstanding as of March 31, 2022. We have an effective shelf registration statement and had an effective ATM offering thereunder until January 18, 2022. During the year ended December 31, 2021, we sold 3,811,170 shares of common stock under the ATM offering. No shares were sold under the ATM offering during 2022. In addition, pursuant to our 2018 Equity Incentive Plan, or 2018 Plan, equity incentive awards representing up to an aggregate of 217,218 shares of our common stock were available for issuance to our employees, directors and consultants as of March 31, 2022. The 2018 Plan includes an annual increase in the number of shares available for future grant each year pursuant to the “evergreen” provision of our 2018 Plan. Additionally, pursuant to our 2018 Employee Stock Purchase Plan, or ESPP, a total of 4,764 shares were available for sale under our ESPP as of March 31, 2022. The ESPP also includes an annual increase in the number of shares available for sale under our ESPP each year pursuant to the “evergreen” provision of our ESPP. In addition to the increase in shares available to grant in 2021 due to the “evergreen” provisions contained in the 2018 Plan and the ESPP, in the first quarter of 2020 we adopted the 2020 Inducement Equity Incentive Plan for the purpose of attracting, retaining and incentivizing employees in furtherance of our success. On adoption, 32,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards and 9,000 shares were available for issuance as of March 31, 2022. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

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

The continued listing of our common stock on the NYSE American is contingent on our continued compliance with a number of listing standards. The NYSE American retains substantial discretion to, at any time and without notice, suspend dealings in or remove any security from listing. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer: (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. There is no assurance that we will remain in compliance with these standards. For example, the NYSE American will consider suspending dealings in, or delisting, securities of an issuer that has stockholders’ equity of less than $6 million if that issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. We have had a loss from operations and net loss in each of our five most recent fiscal years. As of March 31, 2022, our stockholders’ equity was $18.1 million. If our stockholders’ equity falls below $6 million, the NYSE American may determine that we are no longer suitable for listing and may commence delisting proceedings pursuant Section 1003(a)(iii) of the NYSE MKT Company Guide.

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

4.1

Form of Series A Warrant offered in February 2022 (incorporated by reference to Exhibit 4.8 of Company’s Amendment No. 3 to the Registration Statement on Form S-1 filed on February 3, 2022 (File No. 333-262195)).

4.2

Form of Series B Warrant offered in February 2022 (incorporated by reference to Exhibit 4.9 of Company’s Amendment No. 3 to the Registration Statement on Form S-1 filed on February 3, 2022 (File No. 333-262195)).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.10 of Company’s Amendment No. 3 to the Registration Statement on Form S-1 filed on February 3, 2022 (File No. 333-262195)).

4.4

Warrant Agency Agreement dated February 8, 2022, by and between the Registrant and American Stock & Trust Company LLC (incorporated by reference to Exhibit 4.4 of Company’s Form 8-K filed on February 8, 2022).

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

RA MEDICAL SYSTEMS, INC.

(Registrant)

Date: May 16, 2022	By:	/s/ Andrew Jackson
Andrew Jackson
Chief Financial Officer