Form 10-K/A
period 2021-12-31
Ra Medical Systems, Inc.
filed 2022-07-13
CIK 1716621

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

Auditor Name:  Haskell & White LP      Location:  Irvine, CA         Auditor ID:  200

Auditor Name:  Deloitte & Touche LLP  Location:  San Diego, CA  Auditor ID:  34

EXPLANATORY NOTE

Ra Medical Systems, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Amended Form 10-K”), which was originally filed with the SEC on March 24, 2022, (the “Original Filing”) to amend Part IV, Item 15 - Exhibits and Financial Statement Schedules to correct an error in the Opinion to the Financial Statements of Deloitte & Touche LLP.  Part IV, Item 15 – Exhibits and Financial Statement Schedules has also been amended to include new consents of Deloitte & Touche LLP, Independent Registered Public Accounting Firm and Haskell & White LLP, Independent Registered Public Accounting Firm, and certifications from the Company’s Principal Executive and Principal Financial Officer as required by sections 302 and 906 of the Sarbanes Oxley Act of 2002. The consents are included in this Amended Form 10-K as Exhibits 23.2 and 23.1, respectively. The certifications are included in this Amended Form 10-K as Exhibits 31 and 32.

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

3

PART IV — FINANCIAL INFORMATION

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements. We have filed the following documents as part of this Annual Report:

2.	Financial Statement Schedules.

There are no financial statement schedules provided because the information called for is either not required or is shown either in the financial statements or the notes thereto.

3.	Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

23.1*	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*^	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

32.2*^	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith.
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

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RA MEDICAL SYSTEMS, INC.

Date:	July 12, 2022	By:	/s/ Jonathan Will McGuire
Jonathan Will McGuire
Chief Executive Officer

6

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

Irvine, California

March 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Ra Medical Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ra Medical Systems, Inc. (the "Company") as of December 31, 2020, the related statement of operations, comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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