Form 10-Q
period 2022-06-30
Ra Medical Systems, Inc.
filed 2022-08-16
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of the close of business on August 10, 2022, the registrant had 54,514,828 shares of common stock, par value $0.0001 per share, outstanding.

RA MEDICAL SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RA MEDICAL SYSTEMS, INC.

Condensed Balance Sheets

(in thousands, except par value data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$11,128	$15,045
Accounts receivable, net	17	21
Inventories	43	986
Prepaid expenses and other current assets	1,144	1,037
Total current assets	12,332	17,089
Property and equipment, net	38	1,809
Operating lease right-of-use assets	1,967	2,110
Other long-term assets	36	36
TOTAL ASSETS	$14,373	$21,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$487	$988
Accrued expenses	1,970	4,119
Current portion of operating lease liability	297	283
Total current liabilities	2,754	5,390
Operating lease liability	1,828	1,981
Total liabilities	4,582	7,371
Commitments and contingencies (Notes 12-14)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 32,279 and 7,010 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	8
Additional paid-in capital	201,996	191,937
Accumulated deficit	(192,215)	(178,272)
Total stockholders’ equity	9,791	13,673
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,373	$21,044

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Product sales	$5	$9	$14	$13
Cost of revenues
Product sales	11	344	42	608
Service and other	55	176	119	359
Total cost of revenues	66	520	161	967
Gross loss	(61)	(511)	(147)	(954)
Operating expenses
Selling, general and administrative	2,476	3,398	4,778	7,075
Research and development	2,396	2,829	5,511	5,579
Restructuring and impairment (Note 13)	3,527	—	3,527	—
Total operating expenses	8,399	6,227	13,816	12,654
Operating loss	(8,460)	(6,738)	(13,963)	(13,608)
Other income, net	12	2,019	20	2,012
Loss from continuing operations before income taxes	(8,448)	(4,719)	(13,943)	(11,596)
Income taxes	—	—	—	—
Loss from continuing operations	(8,448)	(4,719)	(13,943)	(11,596)
Discontinued operations
Loss from discontinued operations before income taxes	—	(530)	—	(889)
Income taxes	—	—	—	—
Loss from discontinued operations	—	(530)	—	(889)
Net loss	$(8,448)	$(5,249)	$(13,943)	$(12,485)
Net loss per share, basic and diluted
Continuing operations	$(0.26)	$(1.15)	$(0.53)	$(3.31)
Discontinued operations	—	(0.13)	—	(0.25)
Total net loss per share, basic and diluted	$(0.26)	$(1.28)	$(0.53)	$(3.56)

Weighted average number of shares used in computing net loss per share, basic and diluted	32,162	4,089	26,133	3,506

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,943)	$(12,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring and impairment	2,943	—
Depreciation and amortization	322	881
Stock-based compensation	291	1,865
Loss (gain) on sales and disposals of property and equipment	44	(493)
Gain on extinguishment of promissory note	—	(2,023)
Changes in operating assets and liabilities:
Accounts receivable	4	10
Inventories	(57)	(108)
Prepaid expenses and other assets	(502)	(46)
Accounts payable	(501)	368
Accrued expenses	(3,039)	(2,359)
Other liabilities	(139)	(175)
Deferred revenue	—	(134)
Net cash used in operating activities	(14,577)	(14,699)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	—	534
Purchases of property and equipment	—	(76)
Net cash provided by investing activities	—	458
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	12,670	11,022
Payments of offering costs related to the issuance of common stock and warrants	(2,040)	(228)
Proceeds from exercise of warrants	25	—
Proceeds from issuance of common stock in connection with the employee stock purchase plan	5	26
Payments on equipment financing	—	(265)
Net cash provided by financing activities	10,660	10,555
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,917)	(3,686)
CASH AND CASH EQUIVALENTS, beginning of period	15,045	23,906
CASH AND CASH EQUIVALENTS, end of period	$11,128	$20,220

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid offering costs	$890	$84
Unpaid property and equipment	$—	$109
Transfer of lasers from inventories to property and equipment	$—	$3
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$—	$2
Cash payments for income taxes	$—	$2

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	7,010	$8	$191,937	$(178,272)	$13,673
Common stock and warrants issued, net	25,248	2	9,738	—	9,740
Warrants exercised	50	—	25	—	25
Restricted stock awards cancelled	(7)	—	—	—	—
Stock-based compensation	—	—	165	—	165
Net loss	—	—	—	(5,495)	(5,495)
Balances at March 31, 2022	32,301	10	201,865	(183,767)	18,108
Common stock issued pursuant to the vesting of restricted stock units and purchases under the employee stock purchase plan	19	—	5	—	5
Restricted stock awards cancelled	(41)	—	—	—	—
Stock-based compensation	—	—	126	—	126
Net loss	—	—	—	(8,448)	(8,448)
Balances at June 30, 2022	32,279	$10	$201,996	$(192,215)	$9,791

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	3,189	$7	$174,342	$(153,202)	$21,147
Common stock issued, net	35	—	65	—	65
Stock-based compensation	35	—	1,169	—	1,169
Net loss	—	—	—	(7,236)	(7,236)
Balances at March 31, 2021	3,259	7	175,576	(160,438)	15,145
Common stock issued, net	2,582	—	10,645	—	10,645
Common stock issued pursuant to the vesting of restricted stock units and purchases under the employee stock purchase plan	6	—	26	—	26
Stock-based compensation	56	—	696	—	696
Net loss	—	—	—	(5,249)	(5,249)
Balances at June 30, 2021	5,903	$7	$186,943	$(165,687)	$21,263

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization

The Company

Ra Medical Systems, Inc. (the “Company”) is a medical device company that owns intellectual property related to an advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases. Its excimer laser and single-use catheter system, together referred to as the DABRA Excimer Laser System, (“DABRA”), is used as a tool in the treatment of peripheral artery disease. The Company was formed on September 4, 2002 in the state of California and reincorporated in Delaware on July 14, 2018.

Reduction in Force

The Company previously disclosed that its board of directors was reviewing strategic alternatives with the goal of maximizing shareholder value. This review was triggered by the deteriorating macroeconomic environment and concerns regarding the Company’s ability to continue funding its clinical and engineering programs at levels consistent with the past few years. In conjunction with this review, on June 3, 2022, the board of directors approved a reduction in force (“RIF”) to preserve capital with the goal of maximizing the opportunities available to the Company during the board of directors’ review of strategic alternatives. See further discussion in Note 13. Restructuring and Impairment Charges.

Proposed Merger

On June 18, 2022, the Company signed a non-binding summary of proposed terms (the “Term Sheet”) with Catheter Precision, Inc. (“Catheter Precision”) to acquire 100% of the outstanding equity interests of Catheter Precision (the “Merger”). Pursuant to the Term Sheet, the Company would acquire Catheter Precision in exchange for shares of the Company. The Merger would give the Company’s shareholders exposure to Catheter Precision’s innovative devices that are designed to improve treatment of cardiac arrhythmias, while allowing the combined company the ability to explore funding its strategic initiatives for the Catheter Precision devices through the public capital markets. The Company has not entered into a binding agreement with Catheter Precision with respect to the Merger transaction. The Company is currently completing its due diligence review of Catheter Precision and is continuing to negotiate the terms of a definitive merger agreement. Accordingly, the Company cannot provide any assurance that it will effect the Merger or, if it is able to consummate such a transaction, that the terms of any such Merger will be on the terms set forth in the Term Sheet or that the intended benefits of the Merger will be fully realized.

Going Concern

The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of June 30, 2022, the Company had an accumulated deficit of $192.2 million. For the six months ended June 30, 2022, the Company used cash of $14.6 million in operating activities. As of June 30, 2022, the Company had cash and cash equivalents of $11.1 million.

Management will continue to monitor operating costs and seek to reduce the Company’s current liabilities. Such actions may impair the Company’s ability to proceed with certain strategic activities, and the Company may be unsuccessful at negotiating existing liabilities, including its operating lease liability, to the Company’s benefit. If these efforts are unsuccessful or the Merger is not completed, the Company’s cash position could be negatively impacted and the Company may, among other things, be required to seek other sources of financing, consummate another strategic transaction or be required to liquidate its assets and dissolve the Company. Because of the significant uncertainty regarding the Company’s future plans, the Company is not able to accurately predict the impact of a potential change in its business strategy and future funding requirements.

Management believes that, based on the Company’s liquidity resources and the significant uncertainty regarding its future plans, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. The Company’s independent registered public accounting firm expressed substantial doubt regarding the Company’s ability to continue as a going concern in its report on the Company’s financial statements as of and for the year ended December 31, 2021.

Although the Company improved its liquidity resources through a private placement in July 2022, resulting in net proceeds of $5.5 million and may receive additional funds from the exercise of its warrants depending on market conditions, management has concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. Management plans to address this uncertainty by raising additional funds, if necessary, through public or private equity or debt financings as well as by engaging in regular and ongoing reviews of its strategic options to help ensure that the Company is focusing its cash resources on advancing its key corporate initiatives. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

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

COVID-19

The global effects of COVID-19 have created significant volatility, uncertainty and economic disruption. Although restrictions have been recently eased around the world, the COVID-19 pandemic is still ongoing, and the ultimate effects of COVID-19 on the Company’s business, operations and financial condition are unknown at this time. The Company expects that patient follow-up in its atherectomy clinical trial will continue to be affected by the uncertainty relating to COVID-19, as patients may continue to elect to postpone follow-up visits and physicians’ offices may intermittently close or operate at a reduced capacity in response to COVID-19. The Company’s facility located in Carlsbad, California is currently open. However, the extent to which COVID-19 impacts its business will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

Note 2. Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed balance sheets, results of operations, cash flows and statements of stockholders’ equity for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2022, and as amended on July 13, 2022.

Use of Estimates

The preparation of interim unaudited condensed financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the interim unaudited condensed financial statements and accompanying notes. The amounts reported could differ under different estimates and assumptions. On an ongoing basis, management evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

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

Prior to June 6, 2022, catheters were manufactured in-house, and each catheter was tested at various stages of the manufacturing process for adherence to quality standards. Catheters that did not meet functionality specification at each test point were destroyed and immediately written off. Once manufactured, completed catheters that passed quality assurance were sent to a third-party for sterilization and sealed in a sterile container. Upon return from the third-party sterilizer, a sample of catheters from each batch was re-tested. If the sample tests were successful, the batch was accepted into finished goods inventory. If the sample tests were unsuccessful, the entire batch was written off.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, including its eventual residual values, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

Segment Information

The Company operates its business in one segment which includes all activities related to the research, development and manufacture of the DABRA system. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance requires that the if-converted method is used in computing diluted earnings per share for all convertible instruments. The update is effective for annual reporting periods, including interim periods, beginning after December 15, 2021. The Company adopted ASU 2020-06 on January 1, 2022 using a modified retrospective approach, and the adoption did not impact its financial statements or per share amounts.

Note 3. Discontinued Operations

The Company completed the sale of its Pharos dermatology business (the “Dermatology Business”) to STRATA Skin Sciences, Inc. (“Strata”) on August 16, 2021 for net proceeds of $3.7 million, resulting in a gain on the sale of the Dermatology Business of $3.5 million which was included as a component of income (loss) from discontinued operations in the statement of operations for the year ended December 31, 2021. The Dermatology Business was previously disclosed as a separate reportable segment of the Company.

The results of the Dermatology Business are reported as loss from discontinued operations in the condensed statements of operations for the three and six months ended June 30, 2021. Certain overhead costs previously allocated to the Dermatology Business for segment reporting purposes did not qualify for classification as discontinued operations and have been reallocated to continuing operations for the three and six months ended June 30, 2021.

The following table summarizes the loss from discontinued operations in the condensed statements of operations for the periods presented (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021
Revenues	$996	$2,109
Cost of revenues	967	1,894
Gross income	29	215
Operating expenses	532	1,034
Operating loss from discontinued operations	(503)	(819)
Other expense, net	(27)	(70)
Net loss from discontinued operations	$(530)	$(889)

Depreciation expense for the Dermatology Business was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. There were no capital expenditures for the Dermatology Business during the three and six months ended June 30, 2021.

Stock-based compensation expense for the Dermatology Business was approximately $11,000 and $30,000 for the three and six months ended June 30, 2021, respectively. Stock-based compensation expense of approximately $33,000 and $71,000 was capitalized to inventory and property and equipment during the three and six months ended June 30, 2021, respectively.

Note 4. Fair Value Measurements

As of June 30, 2022 and December 31, 2021, cash equivalents of approximately $9.4 million were categorized as Level 1 and consisted of money market funds that were measured at fair value on a recurring basis.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$—	$911
Work in process	—	70
Finished goods	43	5
Total inventories	$43	$986

Due to the RIF and the Company’s decision to discontinue enrollment of patients in its clinical trial, the Company ceased manufacturing activities and disposed of substantially all inventories in July 2022, resulting in a write-down of $1.0 million in its inventories to net realizable value as of June 30, 2022. Such expense is included in restructuring and impairment charges in the condensed statements of operations for the three and six months ended June 30, 2022. See Note 13. Restructuring and Impairment Charges.

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Furniture and fixtures	$36	$48
Machinery and equipment	2	858
Lasers	—	3,085
Computer hardware and software	—	353
Construction in progress	—	169
Leasehold improvements	—	145
Property and equipment, gross	38	4,658
Accumulated depreciation	—	(2,849)
Total property and equipment, net	$38	$1,809

Depreciation expense was $0.1 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

Due to the Company’s decision to discontinue enrollment of patients in its clinical trial and the RIF, the Company has ceased manufacturing activities. The Company’s property and equipment was determined to be impaired as of June 30, 2022, resulting in an impairment charge of $1.5 million which was based on the actual cash proceeds received upon the disposal of the property and equipment in July 2022. The impairment charge of $1.5 million is included in restructuring and impairment charges in the condensed statements of operations for the three and six months ended June 30, 2022. See Note 13. Restructuring and Impairment Charges.

Note 7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Offering costs	$890	$—
Compensation and related benefits	318	2,004
Warranty expenses	192	195
Restructuring charges	117	—
Legal expenses	110	1,345
Other accrued expenses	343	575
Total accrued expenses	$1,970	$4,119

Note 8. Lease

The Company has an operating lease for office and manufacturing space which requires it to pay base rent and certain utilities. Monthly rent expense is recognized on a straight-line basis over the term of the lease which expires in 2027. At June 30, 2022, the remaining lease term was 5.5 years. The operating lease is included in the condensed balance sheets at the present value of the lease payments at a 7% discount rate which approximates the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, as the lease does not provide an implicit rate. For each of the three months ended June 30, 2022 and 2021, operating lease expense and cash paid for leases was $0.1 million. For the six months ended June 30, 2022 and 2021, operating lease expense and cash paid for leases was $0.2 million and $0.3 million, respectively. Amortization of operating lease right-of-use assets was $0.1 million for each of the three months ended June 30, 2022 and 2021 and $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. Variable costs were de minimis.

Maturities of operating lease liabilities as of June 30, 2022 (in thousands):

Years Ending December 31,
2022 (remaining six months)	$216
2023	445
2024	459
2025	472
2026	486
Thereafter	501
Total operating lease payments	2,579
Less: imputed interest	(454)
Total operating lease liability	$2,125

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

Anti-dilutive share equivalents excluded from the computation of diluted net loss per share at June 30, 2022 consisted of warrants of 56,329,950, stock options of 101,577, restricted stock awards of 79,988 and restricted stock units of 6,818.

Anti-dilutive share equivalents excluded from the computation of diluted net loss per share at June 30, 2021 consisted of warrants of 2,345,033, stock options of 132,477, restricted stock awards of 355,598, restricted stock units of 54,924 and Employee Stock Purchase Plan shares of 10,557.

Note 10. Equity Offerings

On February 8, 2022, the Company completed a public offering (the “Offering”) in which it issued and sold (i) 9,535,000 shares of common stock, (ii) 24,002,893 warrants to purchase one share of common stock at an exercise price of $0.50 that were immediately exercisable and expire one year from the date of issuance, or Series A warrants, and (iii) 24,002,893 warrants to purchase one share of common stock at an exercise price of $0.50 that were immediately exercisable and expire seven years from the date of issuance, or Series B warrants, and (iv) 14,467,893 pre-funded warrants to purchase one share of common stock at an exercise price of $0.0001 per share that were immediately exercisable and expire twenty years from the date of issuance. In addition, the Company granted the underwriters of the Offering a 45-day option (the “Overallotment Option”) to purchase up to (i) 3,600,000 additional shares of common stock, (ii) 3,600,000 additional Series A warrants and/or (iii) 3,600,000 additional Series B warrants, solely to cover overallotments.

The Series A warrants and Series B warrants were valued at approximately $11.6 million using the Black-Scholes option pricing model (the “Black-Scholes model”) based on the following assumptions:

	Series A	Series B
Risk-free interest rate	0.91%	1.93%
Volatility	131.07%	85.38%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	1.0	7.0

In addition, the Company issued 1,245,116 shares of common stock, 3,600,000 Series A warrants and 3,600,000 Series B warrants pursuant to the exercise of the Overallotment Option, resulting in cash proceeds of approximately $0.6 million, net of underwriting discounts. On various dates in February 2022 and March 2022, the Company issued 14,467,893 shares of common stock upon the exercise of all of the pre-funded warrants issued in the Offering. In addition, in March 2022, the Company issued 50,000 shares of common stock in connection with the exercise of 50,000 Series A warrants issued in the Offering.

Net proceeds from the Offering were approximately $9.7 million, after deducting underwriter commissions and fees and other offering fees paid or payable by the Company as of June 30, 2022.

At June 30, 2022, the Company had 56,329,950 shares of common stock reserved for issuance pursuant to the warrants issued by the Company at a weighted average exercise price of $0.89.

The Company is contractually obligated to pay a former placement agent a cash tail fee equal to 7.5% cash compensation for the gross proceeds raised in the Offering and to issue warrants equal to 7% of the number of shares of common stock sold in the Offering (the “Tail Fees”) to any investor contacted by the former placement agent during the term of its engagement with the Company. Thus, the Company is obligated to pay such placement agent a cash tail fee which it estimates to be approximately $0.9 million and to issue approximately 1.7 million warrants to purchase common stock at an exercise price of $0.625 per share, which represents 125% of the exercise price in the Offering. Such warrants would be immediately exercisable and expire five years from the date of issuance. These warrants were valued at approximately $0.4 million on February 8, 2022, using the Black-Scholes model based on the following assumptions: expected volatility of 93.25%, risk-free interest rate of 1.81%, expected dividend yield of 0% and an expected term of 5 years. The cash tail fees of $0.9 million are included in accrued expenses in the condensed balance sheet as of June 30, 2022. The warrants had not been issued by the Company as of June 30, 2022.

Note 11. Stock-Based Compensation

A summary of the activity and related data by award type under the 2018 Equity Incentive Plan and the 2020 Inducement Equity Incentive Plan (collectively, the “Plans”) for the six months ended June 30, 2022 is set forth below:

Stock Options

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	108,448	$345.54
Canceled/forfeited	(6,871)	$90.76
Outstanding at June 30, 2022	101,577	$362.77	3.83	$—
Exercisable at June 30, 2022	88,451	$412.48	3.27	$—
Vested and expected to vest at June 30, 2022	101,577	$362.77	3.83	$—

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	70,025	$4.37
Vested	(5,864)	$12.17
Canceled/forfeited	(57,343)	$3.04
Outstanding at June 30, 2022	6,818	$8.88

Restricted Stock Awards

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	179,334	$4.71
Vested	(63,284)	$4.78
Canceled/forfeited	(36,062)	$4.31
Outstanding at June 30, 2022	79,988

The following table summarizes stock-based compensation expense for the Plans included in operating expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative	$104	$530	$217	$1,473
Research and development	19	95	68	224
Stock-based compensation in operating expenses	$123	$625	$285	$1,697

Stock-based compensation expense of approximately $3,000 and $27,000 was capitalized to inventory and property and equipment during the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense of approximately $6,000 and $67,000 was capitalized to inventory and property and equipment during the six months ended June 30, 2022 and 2021, respectively.

Unrecognized stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized as of June 30, 2022 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period (in years)
Stock options	$190	1.5
Restricted stock awards	$321	1.7
Restricted stock units	$50	1.4

Note 12. Commitments and Contingencies

Securities Class Action and Shareholder Derivative Litigation Update

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et al, (Civil Action no. 19CV1079 LAB NLS) was filed in the U.S. District Court for the Southern District of California against the Company, certain current and former officers and directors, and certain underwriters of the Company’s initial public offering. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in the Company’s registration statement in violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. On June 10, 2021, defendants moved to dismiss the second amended complaint. On November 12, 2021, following a private settlement mediation with the lead plaintiffs, the parties executed a stipulation of settlement that resolved the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $10.0 million. On March 18, 2022, the Company paid approximately $0.6 million towards the settlement to satisfy its self-insured retention/deductible. The Company’s insurers paid the remainder of the settlement. The proposed settlement requires both preliminary and final approval by the court. On February 11, 2022, the court granted preliminary approval of the settlement, scheduled a hearing on final approval of the settlement for June 13, 2022, and denied the pending motion to dismiss without prejudice. On May 2, 2022, plaintiffs filed a motion for final approval of the settlement and plan of allocation, and lead counsel filed a motion for an award of attorneys’ fees and reimbursement of litigation expenses. On June 9, 2022, the court entered an order continuing the hearing on final approval of the settlement from June 13, 2022 to August 15, 2022. Should the court not provide final approval of the proposed settlement or if the proposed settlement otherwise does not become final, the parties will be returned to their litigation postures prior to the execution of the stipulation of settlement. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s financial condition and its results of operations for the period or periods in which such determination is made.

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

Note 13. Restructuring and Impairment Charges

During the three months ended June 30, 2022, the Company incurred restructuring and impairment charges of approximately $3.5 million as set forth below:

Impairment of property and equipment	$1,548
Inventory obsolescence	1,000
Severance expense	584
Prepaid expenses	395
Total restructuring and impairment charges	$3,527

The RIF was effective on June 6, 2022 and impacted approximately 65% of the Company’s full-time employees, resulting in one-time severance payments of $0.6 million. Certain non-terminated employees were offered conditional retention arrangements for a period of approximately 60-120 days to allow for evaluation and monitoring of the Company’s near-term personnel needs based in part on its financial status and the board of directors’ review of strategic alternatives. In addition, the Company decided to discontinue enrollment of patients in its clinical trial, cease manufacturing activities, sell or dispose of substantially all of its property and equipment, inventories and research and development supplies, resulting in impairment and inventory obsolescence charges and the write-off of research and development supplies totaling $2.9 million.

As of June 30, 2022, the accrued liability balance related to severance expense was $0.1 million and is included in accrued expenses in the accompanying condensed balance sheet at June 30, 2022. The Company expects to terminate certain employees who accepted retention arrangements under the RIF in August 2022, resulting in additional severance expense of approximately $0.2 million. The restructuring charges related to prepaid expenses are for supplies that would have been expensed when used for research and development.

Note 14. Subsequent Events

Proposed Merger

As of the date of this filing, the terms of the Merger with Catheter Precision are under negotiation. The Company cannot provide any assurance that it will effect the Merger or, even if it is able to consummate such a Merger, that the terms of any such Merger will be on the terms set forth in the Term Sheet or that the intended benefits of the Merger will be fully realized. The consummation of the Merger will also be subject to specified conditions precedent to closing that must be satisfied or waived, including certain conditions to closing that are subject to the approval or consent of third parties. The Company cannot provide any assurance that all of the conditions to closing will be satisfied or waived or that it will receive any of the required third party consents or approvals or be able to satisfy or waive all the conditions precedent to closing necessary to consummate the Merger. If the conditions precedent to closing are not satisfied or waived in a timely manner or at all, the Merger may not occur or may be delayed, and the Company may lose some or all of the intended benefits of the Merger with Catheter Precision.

Warrant Repricing

On July 22, 2022, the Company reduced the exercise price of all outstanding warrants, consisting of Series A warrants and Series B warrants, that were issued in the February 2022 public offering from $0.50 per share to $0.28 per share (the “Warrant Repricing”). Following the Warrant Repricing, the Company entered into warrant inducement offer letters (the “Inducement Letters”) with certain investors to immediately exercise all of the Series A warrants and Series B warrants held by such investors. In response to the Inducement Letters, investors exercised approximately 22.2 million Series A warrants and no Series B warrants. Investors who exercised their Series A warrants received Series C warrants to purchase 100% of the shares exercised pursuant to the Series A warrants with an exercise price of $0.28 and a term of five years. The Company received net proceeds of approximately $5.5 million, after issuance costs of approximately $0.7 million, from the exercises of the Series A warrants. The Series C warrants and the shares underlying the Series C warrants are unregistered and were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.

The Warrant Repricing resulted in an immediate and incremental increase of approximately $2.3 million in the estimated fair value of the Series A warrants and Series B warrants which will be reported in the statement of stockholders’ equity for the three months ended September 30, 2022. Based on the Black-Scholes model, the Company estimated the fair value of the Series C warrants issued to be approximately $2.3 million.

The Company may be obligated to pay a former placement agent Tail Fees on the proceeds received from the Series A warrant exercises and the issuance of the Series C warrants. As a result, the Company may be obligated to pay a cash fee of approximately $0.5 million and issue approximately 1.6 million warrants to purchase common stock at an exercise price of $0.35 per share which represents 125% of the exercise price of the Series C warrants. Such warrants were valued at approximately $0.2 million on the issuance date of the Series C warrants and would be immediately exercisable and expire five years from their issuance date. These warrants had not been issued by the Company as of the date of this filing.

510(k) Clearance

On July 5, 2022, the Company received U.S. Food and Drug Administration 510(k) clearance for its DABRA 2.0 catheter as part of the DABRA Excimer Laser System. This next-generation DABRA catheter features enhancements, including a braided over jacket design that’s intended to improve deliverability and kink resistance when navigating tortuous anatomy, as well as a six-month shelf life.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, those described in Risk Factors. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section entitled “Risk Factors” included in Part II, Item 1A and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

References to “we”, “us”, “our”, “Ra” and “the Company” refer to Ra Medical Systems, Inc.

Overview

Ra Medical Systems, Inc. is a medical device company that owns intellectual property related to an advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases. We believe our products enhance patients’ quality of life by restoring blood flow in arteries.

The DABRA laser and single-use catheter, together referred to as the DABRA Excimer Laser System, or DABRA, is used as a tool in the treatment of peripheral artery disease, or PAD, which commonly occurs in the legs. DABRA is cleared by the U.S. Food and Drug Administration, or FDA, as a device for crossing chronic total occlusions in patients with symptomatic infrainguinal lower extremity vascular disease and with an intended use for ablating a channel in occlusive peripheral vascular disease. DABRA was also granted CE mark approval in Europe in September 2016 for the endovascular treatment of infrainguinal arteries via atherectomy and for crossing total occlusions.

Our business strategy has been focused on improving our catheter offering and exploring new markets, as well as conducting a clinical study to obtain an atherectomy “indication for use” in the United States.

Reduction in Force

We previously disclosed that our board of directors was reviewing strategic alternatives with the goal of maximizing shareholder value. This review was triggered by the deteriorating macroeconomic environment and concerns regarding our ability to continue funding our clinical and engineering programs at levels consistent with the past few years. In conjunction with this review, on June 3, 2022, the board of directors approved a reduction in force, or RIF, under which approximately 65%

of our full-time employees were terminated, effective June 6, 2022, and provided one-time severance payments of $0.6 million. Non-terminated employees were offered conditional retention arrangements for a period of approximately 60-120 days to allow for evaluation and monitoring of our near-term personnel needs based in part on our financial status and the board of directors’ review of strategic alternatives. The purpose of the RIF was to preserve capital with the goal of maximizing the opportunities available to us during the board of directors’ review of strategic alternatives.

As a result of the RIF and the board of directors’ review of strategic alternatives, we have paused all engineering activities, including the development of a version of the DABRA catheter that is compatible with a standard interventional guidewire as well as research to prove the feasibility of using a DABRA-derived catheter technology to fracture calcium in arteries in a procedure known as lithotripsy. On July 5, 2022, we announced the receipt of FDA 510(k) clearance for the DABRA 2.0 catheter as part of the DABRA Excimer Laser System. This catheter includes a braided over jacket to make the catheter more robust and more kink-resistant when navigating tortuous anatomy. This catheter also has a six-month shelf life as a result of multiple design and manufacturing remediations implemented to address prior limitations. We currently have no plans to commercialize the DABRA 2.0.

As stated, we are currently pursuing an atherectomy indication for use, which the FDA defines to include a prespecified improvement in luminal patency. We received an Investigational Device Exemption, or IDE, approval in January 2020, and the study was approved for up to 10 clinical sites and 100 subjects. In January 2022, primarily due to subject fallout for follow-up visits due to COVID-19, we filed a protocol amendment with the FDA to add up to an additional 25 subjects to the study. The protocol amendment was approved by the FDA in February 2022, raising the enrollment limit from a maximum of 100 subjects to 125 subjects.

We enrolled the first subject in the atherectomy clinical study in February 2020. Throughout much of 2021 and 2020, the COVID-19 pandemic substantially impacted our ability to activate new sites and enroll additional subjects. Many sites or potential sites have been or are currently operating at a reduced capacity, and some have been closed from time to time.

On June 6, 2022, we made the decision to stop enrollment at 108 subjects in the atherectomy clinical study, and we believe we have enough subjects to eventually satisfy the FDA’s data requirements to support an atherectomy indication. Although the COVID-19 pandemic has had and will continue to have an unpredictable impact on subject follow-up in this study, we currently aim to complete the six-month follow-up in early 2023.

As a result of discontinuing enrollment in the clinical study, the previously discussed RIF and the board of directors’ ongoing review of strategic alternatives, we have ceased manufacturing activities and are no longer supplying catheters to any sites.

Proposed Merger

On June 18, 2022, we signed a non-binding summary of proposed terms, or the Term Sheet, with Catheter Precision, Inc., or Catheter Precision, to acquire 100% of the outstanding equity interests of Catheter Precision, or the Merger. Pursuant to the Term Sheet, we would acquire Catheter Precision in exchange for shares of the Company. The Merger would give our shareholders exposure to Catheter Precision’s innovative devices that are designed to improve treatment of cardiac arrhythmias, while allowing the combined company the ability to explore funding its strategic initiatives for the Catheter Precision devices through the public capital markets.

As of the date of this Quarterly Report, the terms of the Merger with Catheter Precision are under negotiation. We cannot provide any assurance that we will effect the Merger or, if we are able to consummate such a Merger, that the terms of any such Merger will be on the terms set forth in the Term Sheet or that the intended benefits of the Merger will be fully realized. The consummation of the Merger will also be subject to specified conditions precedent to closing that must be satisfied or waived, including certain conditions to closing that are subject to the approval or consent of third parties. We cannot provide any assurance that all of the conditions to closing will be satisfied or waived or that we will receive any of the third party consents or approvals or be able to satisfy or waive all the conditions precedent to closing necessary to consummate the Merger. If the conditions precedent to closing are not satisfied or waived in a timely manner or at all, the Merger may not occur or may be delayed, and we may lose some or all of the intended benefits of the Merger with Catheter Precision.

Although consummating the Merger with Catheter Precision is our strategic priority, our board of directors continues to review strategic alternatives that could result in changes to our business strategy and future operations with a goal of maximizing shareholder value.

We cannot provide any commitment as to the timing of our determination or the strategy we may adopt if we are unable to consummate the Merger and may be required to dissolve the Company or pursue other strategic transactions. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Warrant Repricing

On July 22, 2022, we reduced the exercise price of all outstanding warrants, consisting of Series A and Series B warrants that were issued in the February 2022 public offering, from $0.50 per share to $0.28 per share, or the Warrant Repricing. Following the Warrant Repricing, we entered into warrant inducement offer letters, or the Inducement Letters, with certain investors to immediately exercise all of the Series A and Series B warrants held by such investors. In response to the Inducement Letters, investors exercised approximately 22.2 million Series A warrants and no Series B warrants. Investors who exercised their Series A warrants received Series C warrants to purchase 100% of the shares exercised pursuant to the Series A warrants with an exercise price of $0.28 per share and a term of five years. We received net proceeds of approximately $5.5 million, after issuance costs of $0.7 million, from the exercises of the Series A warrants. The Series C warrants and the shares underlying the Series C warrants are unregistered and were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, or the Securities Act.

The Warrant Repricing resulted in an immediate and incremental increase of approximately $2.3 million in the estimated fair value of the Series A warrants and Series B warrants. Based on the Black-Scholes valuation model, we estimated the fair value of the Series C warrants issued to be approximately $2.3 million.

We may be obligated to pay a former placement agent tail fees on the proceeds received from the Series A warrant exercises and the issuance of the Series C warrants. The tail fees are comprised of cash tail fees equal to 7.5% cash compensation for the gross proceeds raised in the exercises of the Series A warrants in response to the Inducement Letters and the issuance of warrants equal to 7% of the number of shares of common stock issued, or the Tail Fees, to any investor contacted by the former placement agent during the term of its engagement with us. Therefore, the Tail Fees we may be obligated to pay related to the exercises of the Series A warrants in response to the Inducement Letters are comprised of a cash fee of approximately $0.5 million and the issuance of approximately 1.6 million warrants to purchase common stock at an exercise price of $0.35 per share which represents 125% of the exercise price of the Series C warrants. The warrants were valued at approximately $0.2 million on the issuance date of the Series C warrants and would be immediately exercisable and expire five years from their issuance date. These warrants had not been issued by the Company as of the date of this Quarterly Report.

Going Concern

As of the date of this Quarterly Report, we concluded that there is substantial doubt regarding our ability to continue as a going concern for the twelve months from the date of filing of this Quarterly Report. Substantial doubt about a company’s ability to continue as a going concern is generally viewed unfavorably by current and prospective investors, as well as by analysts and creditors and potential strategic partners. As a result, it may be more difficult for us to consummate any strategic transactions and/or raise the additional financing necessary to continue to operate our business. If the Merger is not consummated, we may be forced to refocus or rebuild around a different core or strategic technology, consummate another strategic transaction or be required to liquidate our assets and dissolve the Company.

COVID-19

The global effects of COVID-19 have created significant volatility, uncertainty and economic disruption. Although restrictions have been recently eased around the world, the COVID-19 pandemic is still ongoing, and the ultimate effects of COVID-19 on our business, operations and financial condition are unknown at this time. We expect that patient follow-up in our atherectomy clinical trial will continue to be affected by the uncertainty relating to COVID-19, as patients may continue to elect to postpone follow-up visits and physicians’ offices may intermittently close or operate at a reduced capacity in response to COVID-19. However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

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

Research and Development Expenses

Research and development, or R&D, expenses primarily consist of employee-related expenses, including salaries, benefits and stock-based compensation expense. Other R&D expenses include the cost of clinical studies and trials, supplies used for internal R&D and clinical activities and the cost of outside consultants who assist with technology development and clinical affairs.

Results of Continuing Operations

The following table sets forth our results of continuing operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Net revenue	$5	$9	$(4)	$14	$13	$1
Cost of revenue	66	520	(454)	161	967	(806)
Selling, general and administrative expenses	2,476	3,398	(922)	4,778	7,075	(2,297)
Research and development expenses	2,396	2,829	(433)	5,511	5,579	(68)
Restructuring and impairment charges	3,527	—	3,527	3,527	—	3,527
Other income, net	12	2,019	(2,007)	20	2,012	(1,992)

Net Revenue

Net revenue was relatively flat for the three and six months ended June 30, 2022 as compared to the corresponding periods in the prior year since we were only selling catheters to clinical trial sites while we focused our efforts on remedying the inconsistencies in our DABRA catheter performance and obtaining an atherectomy indication.

Cost of Revenue

The decreases in cost of revenue of $0.5 million and $0.8 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year were primarily due to decreases in labor and overhead costs as a result of certain cost savings initiatives implemented in mid-2021, including a reduction in headcount, and the Company directing its resources to focus on engineering efforts and clinical trial initiatives.

Selling, General and Administrative Expenses

The decrease in SG&A expenses of $0.9 million for the three months ended June 30, 2022 as compared to the corresponding period in the prior year was due to decreases of $0.5 million in stock-based compensation expense, $0.1 million in legal expenses, $0.2 million in personnel expenses and $0.1 million in other costs.

The decrease in SG&A expenses of $2.3 million for the six months ended June 30, 2022 as compared to the corresponding period in the prior year was due to decreases of $1.3 million in stock-based compensation expense, $0.9 million in legal expenses, $0.4 million in personnel expenses and $0.2 million in other costs, partially offset by a decrease in gain on sale of assets of $0.5 million.

Research and Development Expenses

The decrease in R&D expenses of $0.4 million for the three months ended June 30, 2022 as compared to the corresponding period in the prior year was primarily due to the decrease in personnel and consulting expenses of $0.5 million due to the decrease in research and development activity during the three months ended June 30, 2022 as compared to the corresponding period in the prior year.

The decrease in R&D expenses of $0.1 million for the six months ended June 30, 2022 as compared to the corresponding period in the prior year was primarily due to decreases of $0.5 million in personnel costs and $0.2 million in stock-based compensation expense, partially offset by increases of $0.2 million in R&D supplies, $0.2 million in clinical study expenses and $0.2 million in other expenses due to engineering efforts on our next-generation catheters and progress on the atherectomy clinical study.

Restructuring and Impairment Charges

Restructuring and impairment charges of $3.5 million for the three and six months ended June 30, 2022 represent the expenses incurred in June 2022 due to the RIF, resulting in one-time severance payments, and our decision to discontinue enrollment of patients in our clinical trial, cease manufacturing activities, sell or dispose of substantially all of our property and equipment, inventories and R&D supplies, resulting in impairment of property and equipment, inventory obsolescence charges and the write-off of R&D supplies.

Other Income, Net

The decrease in other income, net of $2.0 million for the three and six months ended June 30, 2022 as compared to the corresponding periods in the prior year was primarily due to the forgiveness of the Paycheck Protection Plan promissory note in 2021.

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

•	Adjusted EBITDA further excludes stock-based compensation expense which has been a significant recurring expense in our business and an important part of our compensation strategy.

In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

A reconciliation for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP is included below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business. We define Adjusted EBITDA as our GAAP loss from continuing operations as adjusted to exclude depreciation and amortization, interest income, interest expense, income tax expense, stock-based compensation, gain on extinguishment of promissory note, restructuring and impairment charges and loss (gain) on sales and disposals of property and equipment.

The following is a reconciliation of loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss from continuing operations	$(8,448)	$(4,719)	$(13,943)	$(11,596)
Depreciation and amortization	136	321	322	655
Interest income	(16)	(18)	(17)	(19)
Interest expense	—	(1)	—	7
EBITDA	(8,328)	(4,417)	(13,638)	(10,953)
Stock-based compensation	123	625	285	1,697
Restructuring and impairment	3,527	—	3,527	—
Loss (gain) on sales and disposals of property and equipment	8	8	44	(493)
Gain on extinguishment of promissory note	—	(2,023)	—	(2,023)
Adjusted EBITDA	$(4,670)	$(5,807)	$(9,782)	$(11,772)

The decreases in negative Adjusted EBITDA of $1.1 million and $2.0 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year were primarily due to the decreases in SG&A expenses due to lower legal expenses related to the securities litigation and prior investigation and lower personnel expenses.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $11.1 million. We will continue to monitor our operating costs and seek to reduce our current liabilities. Such actions may impair our ability to proceed with certain strategic activities, and we may be unsuccessful at negotiating existing liabilities, including our operating lease liability, to our benefit. If these efforts are unsuccessful or the Merger is not completed, our cash position could be negatively impacted and we may, among other things, be required to seek other sources of financing, consummate another strategic transaction or be required to liquidate our assets and dissolve the Company. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Management believes that, based on the Company’s liquidity resources and the significant uncertainty regarding its future plans, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. The Company’s independent registered public accounting firm expressed substantial doubt regarding the Company’s ability to continue as a going concern in its report on the Company’s financial statements as of and for the year ended December 31, 2021.

Although we improved our liquidity resources through a private placement in July 2022, resulting in net proceeds of $5.5 million and may receive additional funds from the exercise of its warrants depending on market conditions, management has concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic, continue to raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. Management plans to address this uncertainty by raising additional funds, if necessary, through public or private equity or debt financings as well as by engaging in regular and ongoing reviews of its strategic options to help ensure that the Company is focusing its cash resources on advancing its key corporate initiatives. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

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

Cash Flows

The following information reflects cash flows for continuing operations and discontinued operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(14,577)	$(14,699)
Net cash provided by investing activities	—	458
Net cash provided by financing activities	10,660	10,555

Net Cash Used in Operating Activities

Net cash used in operating activities of $14.6 million for the six months ended June 30, 2022 consisted of a net loss of $13.9 million and non-cash adjustments of $3.6 million, consisting primarily of non-cash restructuring and impairment charges of $2.9 million and stock-based compensation and depreciation and amortization of $0.3 million each. In addition, we experienced changes in operating assets and liabilities of $4.3 million.

Net cash used in operating activities of $14.7 million for the six months ended June 30, 2021 consisted of a net loss of $12.5 million and non-cash adjustments of $0.2 million, consisting of gain on extinguishment of promissory note of $2.0 million, stock-based compensation of $1.9 million, depreciation and amortization of $0.9 million and gain on sale of property and equipment of $0.5 million. In addition, we experienced changes in operating assets and liabilities of $2.4 million

Net Cash Provided by Investing Activities

We did not have any cash flows related to investing activities for the six months ended June 30, 2022. Net cash provided by investing activities of $0.5 million for the six months ended June 30, 2021 consisted primarily of proceeds from sales of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $10.7 million for the six months ended June 30, 2022 primarily consisted of net cash proceeds from the February 2022 public offering.

Net cash provided by financing activities of $10.6 million for the six months ended June 30, 2021 primarily consisted of net proceeds from our ATM financing.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial position and results of operations is based on our interim unaudited condensed financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 24, 2022, or Annual Report, and as amended on July 13, 2022, other than the change in the estimated useful life of our lasers which was changed to eight years effective January 1, 2022, as more fully described in Note 2. Summary of Significant Accounting Policies in our Annual Report.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $11.1 million as of June 30, 2022. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The former Chief Financial Officer of the Company resigned effective May 25, 2022. On July 8, 2022, the board of directors appointed the Company’s Chief Executive Officer to act as the interim Chief Financial Officer effective immediately. On July 14, 2022, the board of directors appointed a new interim Chief Financial Officer effective immediately. These changes in personnel, along with the changes in personnel resulting from the Company’s RIF, did not necessitate material changes in internal control process design or operation.

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

Securities Class Action and Shareholder Derivative Litigation Update

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et al, (Civil Action no. 19CV1079 LAB NLS) was filed in the U.S. District Court for the Southern District of California against the Company, certain current and former officers and directors, and certain underwriters of the Company’s initial public offering. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in the Company’s registration statement in violation of Sections 11 and 15 of the Securities Act of 1933, or the Securities Act, and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act. On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. On June 10, 2021, defendants moved to dismiss the second amended complaint. On November 12, 2021, following a private settlement mediation with the lead plaintiffs, the parties executed a stipulation of settlement that resolved the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $10.0 million. On March 18, 2022, the Company paid approximately $0.6 million towards the settlement to satisfy its self-insured retention/deductible. The Company’s insurers paid the remainder of the settlement. The proposed settlement requires both preliminary and final approval by the court. On February 11, 2022, the court granted preliminary approval of the settlement, scheduled a hearing on final approval of the settlement for June 13, 2022, and denied the pending motion to dismiss without prejudice. On May 2, 2022, plaintiffs filed a motion for final approval of the settlement and plan of allocation, and lead counsel filed a motion for an award of attorneys’ fees and reimbursement of litigation expenses. On June 9, 2022, the court entered an order continuing the hearing on final approval of the settlement from June 13, 2022 to August 15, 2022. Should the court not provide final approval of the proposed settlement or if the proposed settlement otherwise does not become final, the parties will be returned to their litigation postures prior to the execution of the stipulation of settlement. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s financial condition and its results of operations for the period or periods in which such determination is made.

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

Risk Factor Summary

Risks Related to the Merger with Catheter Precision

•

If we are unable to consummate the Merger, then we anticipate that we will continue conducting a review of our strategic alternatives and/or seek additional financing. If we are unable to consummate one or more strategic transactions or secure additional financing, then we may be required to liquidate our remaining assets and dissolve the Company.

•	We may require additional capital to consummate the Merger, which may not be available to us on acceptable terms or at all.
•	If the Merger is consummated, the market price of our common stock following the Merger may decline as a result of the Merger.
•	We may be targeted by securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed.
•	Our and Catheter Precision’s securityholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

Risks Related to Our Financial Position and Need for Additional Capital

•

We will require additional capital to finance our operations and grow our business should we effectuate the potential Merger with Catheter Precision or if we decide to continue our business as a standalone company, which may not be available to us on acceptable terms or at all.

•

We are currently focused on our potential Merger with Catheter Precision. We are continuing to conduct a review of our strategic alternatives, including evaluating potential paths forward for our core and strategic technologies that could significantly impact our future operations and financial position.

•

We have determined that there is substantial doubt about our ability to continue as a going concern, and we will need to develop a business plan for the combined company to execute following the Merger, should it be consummated. We have already taken steps to reduce our expenditures and conserve cash, including initiating a RIF, selling certain assets, attempting to renegotiate our building lease and, while we continue the follow-up of our atherectomy clinical trial, discontinuing enrollment in such trial. We may require additional capital in order to execute the business plan and fund the operations of the combined company or, if the Merger is not consummated, in order to continue the operations of our current business as a standalone company. We may not be able to obtain such funding on a timely basis, or on commercially reasonable terms, or at all. Any capital-raising transaction we are able to complete may result in substantial dilution to our existing stockholders, require us to relinquish significant rights, or restrict our operations.

•

Regardless of whether we are able to consummate the Merger, if we are unable to raise capital when needed, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

Risks Related to Our Business and Products

•	Our ability to continue as a standalone company and to successfully conduct our current business is highly dependent upon us attracting and retaining highly qualified personnel.
•	We may be unable to successfully achieve market acceptance of DABRA or achieve revenue growth.

•	Our success depends in large part on DABRA. If we are unable to successfully manufacture, market and sell DABRA, our business prospects will be significantly harmed.
•	Our ability to successfully complete our atherectomy trial follow-up may continue to be hindered or delayed by the effects of the COVID-19 pandemic and our financial resources.
•

We are required to devote significant resources to complying with the terms and conditions of our Settlement Agreement and Corporate Integrity Agreement (as described below) and, if we fail to comply, we could be subject to penalties or, under certain circumstances, excluded from government healthcare programs, which would materially adversely affect our business.

•	Physicians and staff may not commit enough time to sufficiently learn how to use the products that we currently offer.
•

The military action launched by Russian forces in Ukraine, and the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have impacted and may continue to impact, our business and results of operations, including the supply chain for the products we currently offer.

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
•

If we fail to comply with the continued listing standards, or any other applicable listing standard, of the NYSE American, our common stock could be delisted. If it is delisted, the market value and the liquidity of our common stock would be impacted.

Risks Related to the Merger with Catheter Precision

If the conditions to the Merger are not met, the Merger may not occur.

On June 18, 2022, we entered into the non-binding Term Sheet with Catheter Precision, a private medical device company focused on cardiovascular diseases, including heart arrythmias. The purpose of the Term Sheet is to effect a Merger with Catheter Precision. We cannot provide any assurance that we will effect the Merger with Catheter Precision or, if we are able to consummate such a transaction, that the intended benefits of the Merger will be fully realized. Even if the Merger is approved by the stockholders of the Company and Catheter Precision, specified conditions to closing must be satisfied or waived to complete the Merger, including conditions that are subject to the approval or consent of third parties. We cannot assure you that all of the conditions to closing will be satisfied or waived or that we will receive any of the required third party consents or approvals. If the conditions to closing are not satisfied or waived in a timely manner or at all, the Merger may not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger.

If we are unable to consummate the Merger, then we anticipate that we will continue conducting a review of our strategic alternatives and/or seek additional financing. If we are unable to consummate one or more strategic transactions or secure additional financing, then we may also be required to liquidate our assets and dissolve the Company.

If we are unable to consummate the Merger, then we anticipate that we will continue conducting a review of our strategic alternatives and/or seek additional financing. However, no assurance can be provided that we will be able to consummate a strategic transaction or obtain additional financing on a timely basis or on commercially reasonable terms, if at all. Our failure to raise capital or consummate a strategic transaction would have a material adverse effect on our financial condition and we may be unable to continue as a going concern and may be required to liquidate our assets and dissolve the Company.

If we were to dissolve the Company and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurance as to the amount or timing of available cash left to distribute to our stockholders after paying our debts and other obligations and setting aside funds for potential future claims.

We may require additional capital to consummate the Merger, which may not be available to us on acceptable terms or at all.

We may be required to raise additional capital in order to consummate the Merger. The terms of such additional capital may not be on favorable terms to the Company, or at all. Obtaining financing would require expending a significant amount of management’s time and resources, and a failure to obtain the additional financing could affect our ability to consummate the Merger or its terms. The impact of a financing could result in substantial dilution to our stockholders.

Future sales or issuances of substantial amounts of our common stock, including potentially, as a result of the Merger with Catheter Precision, could result in significant dilution.

In the event that the Merger with Catheter Precision is completed and subject to receipt of stockholder approval, we would expect to issue a significant number of shares of our common stock to the stockholders of Catheter Precision. Additionally, we may elect to raise additional capital due to market conditions or strategic considerations as a result of the Merger. If additional shares are issued in connection with the proposed merger transaction or additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in further dilution to investors.

If the Merger is consummated, the market price of our common stock following the Merger may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger for a number of reasons including, but not limited to, if:

•	investors react negatively to the prospects of the post-Merger public company’s business and prospects from the Merger;
•	the effect of the Merger on the post-Merger public company’s business and prospects is not consistent with the expectations of financial or industry analysts; or
•	the post-Merger public company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

We may be targeted by securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. In addition, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our and Catheter Precision’s respective businesses, financial positions and results of operation. Currently, neither we nor Catheter Precision is aware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the Merger.

Litigation against us and Catheter Precision, or the members of the board of directors of the Company or Catheter Precision, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

While we and Catheter Precision believe that any claims that may be asserted by purported shareholder or stockholder plaintiffs related to the Merger would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from becoming effective in a timely manner. The existence of litigation related to the Merger could affect the likelihood of obtaining any approvals that are required from our stockholders or Catheter Precision’s stockholders. Moreover, any litigation could be time consuming and expensive, could divert our and Catheter Precision’s management’s attention away from their regular business and, if any lawsuit is adversely resolved against either us, Catheter Precision or members of the respective board of directors of the Company or Catheter Precision (each of whom we or Catheter Precision are respectively required to indemnify pursuant to indemnification agreements), could have a material adverse effect on our or Catheter Precision’s financial condition.

Our and Catheter Precision’s equity holders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

The post-Merger public company may not be able to realize the full strategic and financial benefits currently anticipated from the Merger and if such benefits are not fully realized as a result of the Merger, then our and Catheter Precision’s equity holders will have experienced dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the post-Merger public company.

During the pendency of the Merger, we and Catheter Precision may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

The Term Sheet impedes the ability of us and Catheter Precision to make acquisitions, subject to certain exceptions relating to fiduciaries duties, as set forth below, or complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party, subject to certain exceptions described below. These restrictions apply even if such transactions could be favorable to such party’s equity holders.

The Term Sheet may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The Term Sheet prohibits each of us and Catheter Precision from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith, after consultation with its independent financial advisor, if any, and outside counsel, that an unsolicited competing proposal constitutes, or would reasonably be expected to result in, a superior competing proposal and that failure to take such action would result in a breach of the fiduciary duties of the board of directors.

Some Ra and Catheter executive officers and directors have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Some officers and directors of Ra and Catheter are parties to arrangements that provide them with interests in the Merger that are different from the respective stockholders of Ra and Catheter, including, among others, service as an officer or director of the post-Merger public company following the closing of the Merger, severance and retention benefits, the acceleration of equity award vesting, and continued indemnification.

Ra and Catheter security holders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the post-Merger public company following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.

After the completion of the Merger, the current security holders of Ra and Catheter will own a smaller percentage of the post-Merger public company than their ownership in their respective companies prior to the Merger.

Because the lack of a public market for Catheter’s capital stock makes it difficult to evaluate the fairness of the Merger, the shareholders of Catheter may receive consideration in the Merger that is less than the fair market value of Catheter’s capital stock and/or Ra may pay more than the fair market value of Catheter’s capital stock.

The outstanding capital stock of Catheter is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Catheter’s capital stock. Because the Ra equity to be issued to Catheter stockholders will be determined based on negotiations between the parties, it is possible that the value of the Ra capital stock to be received by Catheter stockholders will be less than the fair market value of Catheter’s capital stock, or Ra may pay more than the aggregate fair market value for Catheter’s capital stock.

If the Merger does not qualify as a tax-free reorganization, the receipt of Ra Common Stock pursuant to the Merger could be fully taxable to all Catheter stockholders.

Both Ra and Catheter intend the Merger to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended and the Treasury Regulations promulgated thereunder. However, completion of the Merger is not conditioned upon receipt of an opinion from counsel dated as of the closing date that the Merger qualifies as a reorganization. The tax opinions received by Catheter and Ra will be based on representation letters by Catheter and Ra pertaining to factual matters and on certain factual assumptions, including with respect to the number of Catheter shares held by, and the amount of consideration payable to, Catheter stockholders, if any, that exercise dissenters’ rights. If any of these assumptions or representations proves incorrect, for example, if there is a change in applicable law or if consideration paid to Catheter stockholders exercising dissenters’ rights is significant, the Merger could be fully taxable to all Catheter stockholders. If the transactions were to fail to so qualify, then each holder of Catheter common stock generally would recognize gain or loss, as applicable, equal to the difference between (1) the sum of the fair market value of the shares of Ra common stock received by such U.S. holder of Catheter stock in the Merger and the amount of cash received for fractional shares by such U.S. holder of Catheter stock in the Merger and (2) its adjusted tax basis in the shares of Catheter common stock surrendered in exchange therefor. The consequences of the Merger to any particular Catheter stockholder will depend on that stockholder’s particular situation. We strongly urge you to consult your own tax advisor to determine the particular tax consequences of the Merger to you.

Because the Merger may result in an ownership change under Section 382 of the Code for Ra, Ra’s pre-Merger net operating loss carryforwards and certain other tax attributes may be subject to limitation. The net operating loss carryforwards and certain other tax attributes of the post-Merger public company may also be subject to limitations as a result of ownership changes.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger will may result in an ownership change for Ra and, accordingly, Ra’s net operating loss carryforwards and certain other tax attributes will be subject to limitations on their use after the Merger. Additional ownership changes in the future could result in additional limitations on Ra’s and the post-Merger public company’s net operating loss carryforwards. Consequently, even if the post-Merger public company achieves profitability, it may not be able to utilize a material portion of Ra’s or the post-Merger public company’s net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Ra’s and Catheter’s equity holders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

The post-Merger public company may not be able to realize the full strategic and financial benefits currently anticipated from the Merger and if such benefits are not fully realized as a result of the Merger, then Ra’s and Catheter’s equity holders will have experienced dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the post-Merger public company.

Risks Related to Our Financial Position and Need for Additional Capital

We require additional capital to finance our operations, which may not be available to us on acceptable terms or at all.

Although management believes the Company has adequate resources to operate as a going concern, our current cash resources may not ultimately be sufficient to fund operations at the expected level of activity beyond the twelve months from the date of this Quarterly Report. We will need additional capital to continue operations at the current level and to continue our atherectomy indication trial and engineering efforts.

Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development and commercialization efforts. As of June 30, 2022, we had cash and cash equivalents of $11.1 million and an accumulated deficit of $192.2 million. For the six months ended June 30, 2022, we used cash of $14.6 million in operating activities. We have experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit and expect to continue to incur net losses into the foreseeable future. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

In the near term, we expect our recurring operational costs to decrease as a result of our cost savings initiatives. On June 6, 2022, we initiated a RIF, in which approximately 65% of our full-time employees were immediately terminated and the non-terminated employees were offered conditional retention arrangements pursuant to which it was expected that they would continue to provide services into the third quarter of 2022. We have suspended sales of DABRA catheters. We sold or disposed of most of our inventories and property and equipment, including lasers. We are in the process of attempting to renegotiate our building lease. Although we are continuing the follow-up for our atherectomy clinical trial, we stopped enrollment in June 2022. We have decreased or deferred capital expenditures, development and engineering activities and implemented further operating expense reduction measures. Such measures are likely to impair our ability to invest in developing, marketing and selling new and existing products. Until we are able to generate sufficient revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Additionally, we anticipate additional legal and other costs related to the securities class action and derivative lawsuits, as well as compliance with, and payments under, the terms of our Settlement Agreement and Corporate Integrity Agreement associated with our settlements with the DOJ and the participating states. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development and these lawsuits and the government investigation, we are unable to predict when we will become profitable, and we may never become profitable.

The amount and timing of any expenditures needed to implement our commercial strategy will depend on numerous factors, including:

•	our ability to develop a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures;
•	the timing for completing follow-up in our clinical trial for an atherectomy indication for use;
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

If we raise additional capital or develop and/or commercialize our products with third parties through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements, we may have to develop our products on a slower timeline or relinquish certain valuable rights to our products, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. If we are unable to obtain adequate financing on commercially reasonable terms when needed, we may have to continue to delay, reduce the scope of our future sales and marketing efforts, which would have a material adverse effect on our business, financial condition, and results of operations. We also expect the continuing economic uncertainty resulting from the effects of the COVID-19 pandemic and Russia’s invasion of Ukraine to have a negative impact on our ability to secure additional financing in a timely manner or on favorable terms, if at all.

We are continuing to conduct a review of our strategic alternatives, including evaluating potential paths forward for our core and strategic technologies that could significantly impact our future operations and financial position.

We have entered into a non-binding summary of proposed terms for a proposed Merger with Catheter Precision. However, we have not entered into a binding agreement with Catheter Precision with respect to the Merger transaction. We cannot be certain that the Merger will be consummated or that all of the conditions precedent will be satisfied or waived in a timely manner or at all. Our board of directors has therefore continued its review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, which is being conducted in parallel with our efforts in furtherance of the proposed Merger and a review of the development and commercialization options, as well as associated costs, for our core and strategic technologies, our board of directors is reviewing alternatives with the goal of maximizing stockholder value. Such options may result in a financing to continue our atherectomy indication trial and development of our catheter or refocusing and rebuilding the Company around the lithotripsy asset, or a business combination including a company sale, merger, asset sale, in-license, out-license, or other business transaction. If we determine to pursue an alternate strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Any decision to change our strategic direction could result in us limiting our research and development activities to manage our cash position. The proposed Merger is uncertain, and we cannot provide any commitment as to the timing of our determination or the strategy we may adopt and may be required to liquidate our assets and dissolve the Company if we are unable to secure additional financing or consummate one or more strategic transactions. If we do not consummate the Merger and determine to continue our atherectomy indication trial and the development of our catheter or refocusing and rebuilding the Company around the lithotripsy asset, we will need to obtain substantial additional funding.  Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

We have determined that there is substantial doubt about our ability to continue as a going concern, and we will need to develop a business plan for the combined company to execute following the Merger, should it be consummated. We may require additional capital in order to execute the business plan and fund the operations of the combined company or, if the Merger is not consummated, in order to continue the operations of our current business as a standalone company. We may not be able to obtain such funding on a timely basis, or on commercially reasonable terms, or at all. Any capital-raising transaction we are able to complete may result in substantial dilution to our existing stockholders, require us to relinquish significant rights, or restrict our operations.

We do not yet generate sufficient revenues from our operations to fund our activities and are therefore dependent upon external sources for financing our operations. We have concluded and disclosed in the footnotes to our condensed financial statements, included elsewhere within this Quarterly Report, that we do not have sufficient cash to fund our operations through 12 months from the date of issuance of the most recent financial statements. As a result, our financial statements include disclosures expressing substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This disclosure with respect to our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. If we do not consummate the Merger and are unable to successfully raise additional funds, then we may have to refocus or rebuild around a different core or strategic technology, consummate another strategic transaction or be required to liquidate our assets and dissolve the Company. Future reports on our financial statements may continue to include such disclosures. If we cannot continue as a going concern, our stockholders may lose their entire investment in our common stock.

We are developing a business plan for the combined company to execute should we consummate the proposed Merger. Management currently believes that it will be necessary for us to raise additional funding in the form of an equity financing from the sale of common stock or the issuance of debt or to pursue and consummate one or more strategic transactions, whether related or unrelated. There can be no guarantee that we will successfully raise all the funding we require or be able to consummate any strategic transaction and, even if so, that we would be able to continue as a going concern. However, substantial doubt about a company’s ability to continue as a going concern is generally viewed unfavorably by current and prospective investors, as well as by analysts and creditors. As a result, it may be more difficult for us to raise the additional financing necessary to continue to operate our business, and we may be forced to significantly alter our business strategy, substantially curtail our current operations, or liquidate and cease operations altogether.

If our board of directors decides to dissolve the Company and liquidate its assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurance as to the amount or timing of available cash left to distribute to our stockholders after paying our debts and other obligations and setting aside funds for potential future claims.

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

Risks Related to Our Business and Products

Our ability to continue as a standalone company and to successfully conduct our business is highly dependent upon us attracting and retaining highly qualified personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive medical devices industry depends upon our ability to attract and retain highly qualified managerial, scientific, sales and medical personnel. Our success as a standalone company and to successfully conduct our current business is highly dependent on attracting and retaining a highly qualified management team. Will McGuire, our Chief Executive Officer, has been diagnosed with a serious illness not caused by COVID-19 and has been undergoing treatment for his illness. He continues to fulfill all of his duties and responsibilities and has stated his desire to continue in such roles. We do not expect our Chief Executive Officer to relinquish any of his responsibilities or duties in the short term as a result of this diagnosis, however, his condition may change and prevent him from doing so. The Board has discussed a plan of succession and will continue to evaluate and monitor our options on an ongoing basis should Mr. McGuire need to relinquish any of his responsibilities or duties at any time as a result of his illness or otherwise.

We face intense competition for executive-level talent from a variety of sources, including from current and potential competitors in the medical device and healthcare industries. Our continued success is dependent, in part, upon our ability to attract and retain superior executive officers.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. The decline in our stock price may create additional challenges by reducing the retention value of our equity awards to these employees. Members of our management, scientific and development teams have and may continue to terminate their employment with us, either as a result of further reductions in force initiated by us or voluntarily on their own. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave, and have left, our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to successfully achieve market acceptance of DABRA or achieve revenue growth.

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

Our future financial success will depend substantially on our ability to effectively and profitably manufacture, market and sell DABRA. We have recently significantly reduced the component of our workforce that was responsible for the manufacturing, marketing and sales of DABRA. The commercial success of DABRA will depend on a number of factors, including the following:

•	our ability to hire and attract highly qualified manufacturing, marketing and sales personnel;
•	our ability to further enhance our DABRA catheter performance with an improved design to make the catheter more kink-resistant when navigating tortuous anatomy;
•	our ability to develop a guidewire-compatible version of our DABRA catheter designed to allow physicians to navigate the vasculature more easily;

•	our ability to develop a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures;
•	our ability to upgrade the DABRA laser’s functionality and user interface and maintain necessary regulatory clearances;
•	our ability to continue commercializing DABRA for its cleared indications for use with a smaller sales force;
•	our ability to complete our atherectomy trial follow-up in a timely manner or at all, which may be affected by reductions in voluntary medical procedures during the ongoing COVID-19 pandemic;
•	our ability to receive FDA clearance for an atherectomy indication for use;
•	our ability to receive regulatory clearance or approval for, and timely introduce, enhancements to the DABRA catheter design;
•	the effectiveness of our and our distributors’ marketing and sales efforts in the U.S. and abroad, including our efforts to build out and properly train our sales team;
•	our ability to attract, motivate, train and retain experienced and qualified sales personnel;
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

Our ability to successfully complete our atherectomy trial may continue to be hindered or delayed by the effects of the COVID-19 pandemic.

The effects of the COVID-19 pandemic and the DABRA catheter performance limitations have impacted our ability to complete our atherectomy study in a timely manner. For example, follow up with our atherectomy clinical trial, and patients’ completion of our atherectomy trial, may be further delayed or slowed by any increases in COVID-19 cases or other effects of the COVID-19 pandemic, as patients elect, or are asked, to postpone voluntary treatments and physicians’ offices are either closed or only performing procedures on patients with a more advanced disease state. Accordingly, we cannot predict whether or when we will be able to successfully complete our atherectomy indication trial follow-up. Any inability to complete our atherectomy indication trial could have an adverse impact on our ability to successfully manufacture, market and sell DABRA, which in turn could adversely impact our business, financial condition and results of operations.

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

We incurred losses from continuing operations of $8.4 million and $13.9 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $192.2 million. We expect to continue to incur significant manufacturing, product development, regulatory and other expenses to obtain regulatory clearances or approvals for our products in additional jurisdictions and for additional indications, to develop new products or add new features to our existing products, and to defend, cooperate and resolve pending lawsuits and government investigation, as applicable. In addition, our general and administrative expenses have increased due to legal proceedings, and we expect these costs to continue due to the additional costs associated with being a public company. The losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for an extended period of time. Our failure to achieve or maintain profitability would have a material adverse effect on our business, financial condition, and results of operations and could negatively impact the value of our common stock.

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

We market and sell DABRA for use as a tool in the treatment of vascular blockages resulting from lower extremity vascular disease. Although physicians, in the practice of medicine, may prescribe or use marketed products for uncleared or unapproved indications, manufacturers may promote their products only for the cleared or approved indications and in accordance with the provisions of the cleared or approved label. However, one of our strategies in the future is to pursue additional vascular indications for DABRA. Submitting the required applications for additional indications will require substantial additional funding beyond our cash and cash equivalents as of June 30, 2022. We cannot assure you that we will be able to successfully obtain clearance or approval for any of these additional product indications through the application process or that a premarket FDA submission may not be necessary.

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

To date, the growth of our business has been organic, and we have no experience in acquiring other businesses, products or technologies. We may acquire companies, products or technologies that we believe to be complementary to the present or future direction of our business, or may be of a strategic nature with a focus on a new direction focused on the combined company and the business that we may acquire. If we engage in such acquisitions, we may have difficulty integrating the acquired personnel, financials, operations, products or technologies. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation, all of which could harm our business. If we use cash to acquire companies, products or technologies, it may divert resources otherwise available for other purposes. If we use our common stock to acquire companies, products or technologies, our stockholders may experience substantial dilution.

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

From time to time we are involved in and may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action, and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, we are currently a party to securities class action and shareholder derivative litigation and other litigation as set forth in Legal Proceedings. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition, and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

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

As previously disclosed, in 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified related to the aggregation of control deficiencies in our control environment, in particular an inappropriate “tone at the top” set by certain members of senior management, a failure to promote adherence to our Code of Ethics and Conduct, and the lack of sufficient competent resources in key roles at the organization.

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

At June 30, 2022, we had 22 full-time employees. In the second quarter of 2022, we initiated a reduction in force, in which approximately 65% of our full-time employees were immediately terminated and the non-terminated employees were offered conditional retention arrangements pursuant to which it was expected that they would continue to provide services through the third quarter of 2022.

Our future financial performance and our ability to successfully market and sell our products will depend, in part, on our ability to hire and retain qualified personnel and to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

In the ordinary course of our business, we may become exposed to, or collect and store sensitive data, including procedure-based information and legally protected health information, credit card, and other financial information, insurance information, and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology, or IT, and infrastructure, and that of our third-party billing and collections provider and other technology partners, may be vulnerable to cyber-attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

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

The FDA may not approve future PMA applications or supplements or clear our 510(k) applications on a timely basis or at all. For example, the COVID-19 outbreak could affect the FDA’s ability to review applications or supplements. Such delays or refusals could have a material adverse effect on our business, financial condition, and results of operations.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed, and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs. As a result of reform of the U.S. healthcare system, changes in reimbursement policies or healthcare cost containment initiatives may limit or restrict coverage and reimbursement for procedures using our products and cause our revenue to decline. Additionally, individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, Medicare, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase, and which suppliers will be included in their healthcare programs. Adoption of price controls and other cost-

containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue, attain profitability.

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

We have historically sold into foreign markets and plan to continue to do so if we re-commercialize DABRA. Conducting international operations subjects us to risks that could be different than those faced by us in the U.S. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws, including but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons.

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

We have experienced inconsistencies in our DABRA catheter performance, as more fully described in the risk factor titled We have experienced inconsistencies in our DABRA catheter performance. This and any other development or manufacturing problems or delays could limit the potential growth of our revenue or increase our losses. In addition to the inconsistencies and risks described in the foregoing risk factor, we may encounter unforeseen situations that would result in delays or shortfalls in manufacturing, including as a result of the ongoing military conflict between Russia and Ukraine. Key components and sub-assemblies of DABRA would be provided by a limited number of suppliers, and we may not maintain large inventory levels of these components and sub-assemblies. For example, we would rely on a limited number of suppliers for the Thyratron used to manufacture our lasers. If we experience a shortage in any of these components or sub-assemblies, we would need to identify and qualify new supply sources, which could increase our costs, result in manufacturing delays, and cause delays in the delivery of our products.

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

Because we have historically obtained certain components globally, some of which are uniquely customized, from limited sources, we are subject to significant supply and pricing risks and exposed to multiple potential sources of component shortages. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations that could materially adversely affect our financial condition and operating results. We have sourced alternative parts to mitigate the challenges caused by these shortages, but there is no guarantee we may be able to continually do so as we scale production to meet our growth targets. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity production. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. If our supply of components for a new or existing product continues to be delayed or constrained for any reason, including if an outsourcing partner delayed shipments of completed products to us or additional time is required to obtain sufficient quantities from the original source, or if we have to identify and obtain sufficient quantities from an alternative source, then our financial condition and operating results could be materially adversely affected. In addition, the continued availability of these components at acceptable prices, or at all, can be affected for any number of reasons, including if suppliers decide to concentrate on the production of common components or components for other customers instead of components customized to meet our requirements. While we have entered into agreements for the supply of many components, there can be no assurance that we will be able to extend or renew these agreements on similar terms, or at all. Component suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting our ability to obtain sufficient quantities of components on commercially reasonable terms. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts and redesign certain parts to make them less expensive to produce. Any of these occurrences may harm our business, prospects, financial condition and operating results.

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

We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct clinical trials and we would expect to continue to rely upon third parties to conduct clinical trials of our investigational products. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third party, it would delay our development activities.

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

Prior to our listing on the New York Stock Exchange in September 2018, there was no public market for shares of our common stock. Although our common stock is listed on the NYSE American, the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active trading market for our shares may not be sustained in the future. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this Risk Factors section and elsewhere in this report, these factors include:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2022, we had outstanding 32,278,914 shares of our common stock.

In connection with our February 2022 equity offering and our 2020 equity offerings, we issued warrants to investors and our placement agents and, in connection with the sale of the Dermatology Business in 2021, we issued a warrant to the broker. We had an aggregate 56,329,950 warrants outstanding as of June 30, 2022. We have an effective shelf registration statement and had an effective ATM offering thereunder until January 18, 2022. During the year ended December 31, 2021, we sold 3,811,170 shares of common stock under the ATM offering. No shares were sold under the ATM offering during 2022. In addition, pursuant to our 2018 Equity Incentive Plan, or 2018 Plan, equity incentive awards representing up to an aggregate of 353,868 shares of our common stock were available for issuance to our employees, directors and consultants as of June 30, 2022. The 2018 Plan includes an annual increase in the number of shares available for future grant each year pursuant to the “evergreen” provision of our 2018 Plan. Additionally, pursuant to our 2018 Employee Stock Purchase Plan, or ESPP, no shares were available for sale under our ESPP as of June 30, 2022. As such, the ESPP was paused after the end of the contribution period in May 2022. The ESPP includes an annual increase in the number of shares available for sale under our ESPP each year pursuant to the “evergreen” provision of our ESPP. In addition to the increase in shares available to grant in 2022 due to the “evergreen” provisions contained in the 2018 Plan and the ESPP, in the first quarter of 2020 we adopted the 2020 Inducement Equity Incentive Plan for the purpose of attracting, retaining and incentivizing employees in furtherance of our success. On adoption, 32,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards and 9,000 shares were available for issuance as of June 30, 2022. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

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

The continued listing of our common stock on the NYSE American is contingent on our continued compliance with a number of listing standards. The NYSE American retains substantial discretion to, at any time and without notice, suspend dealings in or remove any security from listing. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer: (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. There is no assurance that we will remain in compliance with these standards. For example, the NYSE American will consider suspending dealings in, or delisting, securities of an issuer that has stockholders’ equity of less than $6 million if that issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. We have had a loss from operations and net loss in each of our five most recent fiscal years. As of June 30, 2022, our stockholders’ equity was $9.8 million. If our stockholders’ equity falls below $6 million, the NYSE American may determine that we are no longer suitable for listing and may commence delisting proceedings pursuant Section 1003(a)(iii) of the NYSE MKT Company Guide.

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

Recent Sales of Unregistered Securities

On July 22, 2022, we reduced the exercise price of all Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants, or the Existing Warrants, that were issued in our February 2022 underwritten public offering from $0.50 per share to $0.28, or the Warrant Repricing. Following the Warrant Repricing, we entered into warrant inducement offer letters, or the Inducement Letters, with certain investors to immediately exercise up to approximately 22.2 million of the Existing Warrants held by such investors, or the Inducement Offer. In consideration for exercising the Existing Warrants, pursuant to the terms of the Inducement Letters, we issued to the investors a new Series C Common Stock Purchase Warrant, or the Series C Warrant, if the investor exercised a Series A Warrant or a new Series D Common Stock Purchase Warrant, or the Series D Warrant, and together with the Series C Warrants, collectively the New Warrants, if the investor exercised a Series B Warrant, in each case, to purchase up to a number of shares of common stock equal to 100% of the number of shares of common stock issued pursuant to the immediate exercise of the corresponding Series A Warrants and Series B Warrants, as applicable. The Series C Warrants have an exercise price of $0.28 and a term of five years, and the Series D Warrants have an exercise price of $0.28 and a term of seven years. We received aggregate gross proceeds of approximately $6.2 million from the exercise of the Series A Warrants which resulted in the issuance of an aggregate of 22,202,503 shares of common stock, together with the corresponding issuance of Series C Warrants exercisable for 22,202,503 shares of common stock. None of the Series B Warrants were exercised pursuant to the Inducement Offer. The New Warrants and the shares underlying the New Warrants were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act and were unregistered at the time of issuance.

The terms of the Warrant Repricing, the Inducement Offer and the New Warrants are complex and are only briefly summarized above. For further information regarding these agreements and the financing, please refer to our Current Report on Form 8-K filed with the SEC on July 22, 2022. The discussion herein is qualified in its entirety by reference to such filed transaction documents.

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

4.5	Form of Series C Warrant offered in July 2022 (incorporated by reference to Exhibit 4.1 of Company’s Form 8-K filed on July 22, 2022).

4.6	Form of Series D Warrant offered in July 2022 (incorporated by reference to Exhibit 4.2 of Company’s Form 8-K filed on July 22, 2022).

4.7	Amendment No. 1 to Warrant Agency Agreement dated July 22, 2022, by and between the Company and American Stock Transfer & Trust Company, LLC.

4.8	Form of Warrant Inducement Offer Letter Form (incorporated by reference to Exhibit 10.1 of Company's Form 8-K filed on July 22, 2022).

4.9

Non-Binding Summary of Proposed Terms by and between Ra Medical Systems, Inc. and Catheter Precision, Inc. dated as of July 18, 2022 (incorporated by reference to Exhibit 10.2 of Company’s Form 8-K filed on July 22, 2022).

4.10	Amendment to Letter Agreement by and between the Company and Brian Conn dated as of August 10, 2022 (incorporated by reference to Exhibit 10.1 of Company’s Form 8-K filed on August 12, 2022).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

RA MEDICAL SYSTEMS, INC.

(Registrant)

Date: August 15, 2022	By:	/s/ Brian Conn
Brian Conn
Chief Financial Officer