Form 10-Q
period 2022-09-30
Ra Medical Systems, Inc.
filed 2022-11-14
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission file number: 001-38677

Ra Medical Systems, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	38-3661826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5857 Owens Drive, Suite 300 Carlsbad, California	92009
(Address of principal executive offices)	(Zip Code)

(760) 804-1648

(Registrant’s telephone number, including area code)

2070 Las Palmas Drive, Carlsbad, California 92011

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

As of the close of business on November 9, 2022, the registrant had 2,161,406 shares of common stock, par value $0.0001 per share, outstanding.

RA MEDICAL SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RA MEDICAL SYSTEMS, INC.

Condensed Balance Sheets

(in thousands, except par value data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$13,657	$15,045
Accounts receivable, net	—	21
Inventories	—	986
Prepaid expenses and other current assets	1,885	1,037
Total current assets	15,542	17,089
Property and equipment, net	—	1,809
Operating lease right-of-use assets	1,893	2,110
Other long-term assets	36	36
TOTAL ASSETS	$17,471	$21,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$460	$988
Accrued expenses	2,447	4,119
Current portion of operating lease liability	308	283
Total current liabilities	3,215	5,390
Operating lease liability	1,746	1,981
Total liabilities	4,961	7,371
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 1,423 and 140 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	209,488	191,945
Accumulated deficit	(196,978)	(178,272)
Total stockholders’ equity	12,510	13,673
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,471	$21,044

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Product sales	$—	$5	$14	$17
Cost of revenues
Product sales	—	68	42	676
Service and other	—	178	119	537
Total cost of revenues	—	246	161	1,213
Gross loss	—	(241)	(147)	(1,196)
Operating expenses
Selling, general and administrative	3,514	4,211	8,292	11,285
Research and development	727	2,942	6,238	8,521
Restructuring and impairment (Note 13)	542	—	4,069	—
Total operating expenses	4,783	7,153	18,599	19,806
Operating loss	(4,783)	(7,394)	(18,746)	(21,002)
Other income, net	20	16	40	2,028
Loss from continuing operations before income taxes	(4,763)	(7,378)	(18,706)	(18,974)
Income taxes	—	—	—	—
Loss from continuing operations	(4,763)	(7,378)	(18,706)	(18,974)
Discontinued operations
Income from discontinued operations before income taxes	—	3,080	—	2,191
Income taxes	—	—	—	—
Income from discontinued operations	—	3,080	—	2,191
Net loss	$(4,763)	$(4,298)	$(18,706)	$(16,783)
Net (loss) income per share, basic and diluted
Continuing operations	$(4.36)	$(57.64)	$(28.00)	$(210.82)
Discontinued operations	—	24.06	—	24.34
Total net loss per share, basic and diluted	$(4.36)	$(33.58)	$(28.00)	$(186.48)

Weighted average number of shares used in computing net (loss) income per share, basic and diluted	1,092	128	668	90

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,706)	$(16,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring and impairment	2,943	—
Depreciation and amortization	396	1,250
Stock-based compensation	365	1,967
Loss (gain) on sales and disposals of property and equipment	44	(489)
Gain on sale of discontinued operations	—	(3,473)
Gain on extinguishment of promissory note	—	(2,023)
Changes in operating assets and liabilities:
Accounts receivable	21	93
Inventories	(14)	(262)
Prepaid expenses and other assets	(826)	9
Accounts payable	(528)	171
Accrued expenses	(3,028)	(1,875)
Other liabilities	(210)	(265)
Deferred revenue	—	(234)
Net cash used in operating activities	(19,543)	(21,914)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations	—	3,700
Payment of fees related to sale of discontinued operations	—	(227)
Proceeds from sales of property and equipment	—	554
Purchases of property and equipment	—	(224)
Net cash provided by investing activities	—	3,803
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	13,614	15,430
Payments of offering costs related to the issuance of common stock and warrants	(1,168)	(370)
Net proceeds from exercise of warrants	5,704	—
Proceeds from issuance of common stock in connection with the employee stock purchase plan	5	26
Payments on equipment financing	—	(265)
Net cash provided by financing activities	18,155	14,821
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,388)	(3,290)
CASH AND CASH EQUIVALENTS, beginning of period	15,045	23,906
CASH AND CASH EQUIVALENTS, end of period	$13,657	$20,616

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid offering costs	$1,356	$—
Net proceeds receivable from sales of common stock	$379	$—
Proceeds receivable from sales of property and equipment	$38	$—
Amounts accrued for purchases of property and equipment	$—	$26
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes	$—	$2
Cash payments for interest	$—	$2

See accompanying notes to unaudited condensed financial statements.

RA MEDICAL SYSTEMS, INC.

Condensed Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	140	$—	$191,945	$(178,272)	$13,673
Common stock and warrants issued, net	505	—	9,740	—	9,740
Warrants exercised	1	—	25	—	25
Restricted stock awards cancelled	—	—	—	—	—
Stock-based compensation	—	—	165	—	165
Net loss	—	—	—	(5,495)	(5,495)
Balances at March 31, 2022	646	—	201,875	(183,767)	18,108
Common stock issued pursuant to the vesting of restricted stock units and purchases under the employee stock purchase plan	—	—	5	—	5
Restricted stock awards cancelled	(1)	—	—	—	—
Stock-based compensation	—	—	126	—	126
Net loss	—	—	—	(8,448)	(8,448)
Balances at June 30, 2022	645	—	202,006	(192,215)	9,791
Warrants exercised	445	—	6,236	—	6,236
Common stock and warrants issued, net	333	—	1,172	—	1,172
Stock-based compensation	—	—	74	—	74
Net loss	—	—	—	(4,763)	(4,763)
Balances at September 30, 2022	1,423	$—	$209,488	$(196,978)	$12,510

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	63	$—	$174,349	$(153,202)	$21,147
Common stock issued, net	1	—	65	—	65
Stock-based compensation	1	—	1,169	—	1,169
Net loss	—	—	—	(7,236)	(7,236)
Balances at March 31, 2021	65	—	175,583	(160,438)	15,145
Common stock issued, net	52	—	10,645	—	10,645
Common stock issued pursuant to the vesting of restricted stock units and purchases under the employee stock purchase plan	—	—	26	—	26
Stock-based compensation	1	—	696	—	696
Net loss	—	—	—	(5,249)	(5,249)
Balances at June 30, 2021	118	—	186,950	(165,687)	21,263
Common stock issued, net	22	—	4,350	—	4,350
Warrant issued	—	—	132	—	132
Stock-based compensation	—	—	102	—	102
Net loss	—	—	—	(4,298)	(4,298)
Balances at September 30, 2021	140	$—	$191,534	$(169,985)	$21,549

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

Pending Merger

On September 12, 2022, the Company announced entering into an Agreement and Plan of Merger (the “Merger Agreement”) with a privately-held Delaware corporation, Catheter Precision, Inc. (“Catheter”), a medical device and technology company focused in the field of cardiac electrophysiology. Under the terms of the Merger Agreement, Catheter will become a wholly owned subsidiary of the Company in a stock-for-stock reverse merger transaction (the “Merger”). If completed, the Merger will result in a combined publicly traded company that will focus on the cardiac electrophysiology market. The Company’s board of directors and the board of directors of Catheter have approved the Merger, which is currently expected to close before the end of 2022 or early 2023, subject to satisfying certain closing conditions, including the receipt of shareholder approval by both companies.

The Company expects that it will need to raise additional financing in an amount of between $2.0 million and $3.0 million in order to consummate the pending merger with Catheter, in order to meet the $8.0 million “Net Cash” closing requirement under the Merger Agreement and additional original listing requirements of the NYSE American. In addition, the Company needs to meet certain minimum pricing conditions under the Merger Agreement and the listing standards of the NYSE American stock exchange in order for the Merger to close and its shares to continue to be listed on the NYSE American.

Reverse Stock Split

On September 20, 2022, the Company’s board of directors approved a reverse stock split ratio of 1-for-50 (the “Reverse Stock Split”). On the effective date of October 3, 2022, the number of the Company’s issued and outstanding shares of common stock was decreased from 68.2 million shares to 1.4 million shares. The number of authorized shares and par value per common share remained unchanged. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. The financial statements have been retrospectively adjusted to reflect the Reverse Stock Split of the Company’s common stock for all periods presented.

NYSE American

On August 31, 2022, the Company received a deficiency letter (the “Letter”) from NYSE American indicating that it was not in compliance with NYSE American continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide because its shares of common stock had been selling for a substantial period of time at a low price per share, which NYSE American determined to be a 30 trading day average price of less than $0.20 per share. The Letter had no immediate effect on the listing or trading of the Company’s common stock, and the common stock continues to trade on NYSE American under the symbol “RMED.” The Company believes that the aforementioned Reverse Stock Split and accompanying increase in the daily share price of its common stock cured the deficiency, however, the Company had not received confirmation from NYSE American as of the date of this Quarterly Report.

Reduction in Force and Operations

As previously reported, the Company’s board of directors approved a reduction in force (“RIF”) under which approximately 65% of its full-time employees were immediately terminated, effective June 6, 2022, and provided one-time severance payments totaling $0.6 million. In August and September 2022, an additional 20% of the Company’s employees were terminated and were provided one-time severance payments totaling $0.3 million. The purpose of the RIF was to preserve capital with the goal of maximizing the opportunities available to the Company while the board of directors’ reviewed strategic alternatives. See further discussion in Note 13. Restructuring and Impairment Charges.

As a result of the RIF, the discontinuation of enrollment in the clinical study and the board of directors’ review of strategic alternatives, the Company has paused all engineering and manufacturing activities, including the development of a version of the DABRA catheter that is compatible with a standard interventional guidewire. The Company has also paused research to prove the feasibility of using a DABRA-derived catheter technology to fracture calcium in arteries in a procedure known as lithotripsy. On July 5, 2022, the Company announced the receipt of FDA 510(k) clearance for the DABRA 2.0 catheter as part of the DABRA Excimer Laser System. This catheter includes a braided over jacket to make the catheter more robust and more kink-resistant when navigating tortuous anatomy. This catheter also has a six-month shelf life as a result of multiple design and manufacturing remediations implemented to address prior limitations. The Company has suspended sales of DABRA and currently has no plans to commercialize the DABRA 2.0, pending the closing of the Merger.

Going Concern

The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of September 30, 2022, the Company had an accumulated deficit of $197.0 million. For the nine months ended September 30, 2022, the Company used cash of $19.5 million in operating activities. As of September 30, 2022, the Company had cash and cash equivalents of $13.7 million.

Management continues to monitor operating costs and seeks to reduce the Company’s current liabilities. Such actions may impair the Company’s ability to proceed with certain strategic activities, and the Company may be unsuccessful at negotiating existing liabilities to the Company’s benefit. If these efforts are unsuccessful, or the Merger is not completed, the Company’s cash position could be negatively impacted and the Company may, among other things, be required to seek other sources of financing, consummate another strategic transaction or be required to liquidate its assets and dissolve the Company. If the Merger is completed, the combined entity may not have sufficient cash to fund its operations for next year. Catheter has historically generated negative cash flows from operations. Catheter’s expected revenue growth may not be achieved, and expenditures to achieve growth may exceed expectations. Because of the significant uncertainty regarding the Company’s future plans, the Company is not able to accurately predict the impact of a potential change in its business strategy and future funding requirements.

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

Although the Company improved its liquidity resources during the nine months ended September 30, 2022 through a private placement, proceeds from warrant exercises and sales of common stock under the At-The-Market Sales Agreement with Ladenburg Thalmann & Co., Inc. (the “ATM Agreement”) resulting in total net cash proceeds of $18.2 million, and may receive additional funds from the sale of common stock under the ATM Agreement and exercise of warrants depending on market conditions, management has concluded that the aforementioned conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. Management plans to address this uncertainty by raising additional funds, if necessary, through public or private equity or debt financings as well as by engaging in regular and ongoing reviews of its strategic options to help ensure that the Company is focusing its cash resources on advancing its key corporate initiatives. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

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

COVID-19

The global effects of COVID-19 have created significant volatility, uncertainty and economic disruption. Although restrictions have been recently eased around the world, the COVID-19 pandemic is still ongoing, and the ultimate effects of COVID-19 on the Company’s business, operations and financial condition are unknown at this time. The Company expects that patient follow-up in its atherectomy clinical trial may continue to be affected by the uncertainty relating to COVID-19, as patients may continue to elect to postpone follow-up visits and physicians’ offices may intermittently close or operate at a reduced capacity in response to COVID-19. The extent to which COVID-19 impacts the Company’s business will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

Note 2. Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed balance sheets, results of operations, cash flows and statements of stockholders’ equity for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2022, and as amended on July 13, 2022.

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

Prior to June 6, 2022, the Company’s catheters were manufactured in-house, and each catheter was tested at various stages of the manufacturing process for adherence to quality standards. Catheters that did not meet functionality specification at each test point were destroyed and immediately written off. Once manufactured, completed catheters that passed quality assurance were sent to a third-party for sterilization and sealed in a sterile container. Upon return from the third-party sterilizer, a sample of catheters from each batch was re-tested. If the sample tests were successful, the batch was accepted into finished goods inventory. If the sample tests were unsuccessful, the entire batch was written off.

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

The results of the Dermatology Business are reported as loss from discontinued operations in the condensed statements of operations for the three and nine months ended September 30, 2021. Certain overhead costs previously allocated to the Dermatology Business for segment reporting purposes did not qualify for classification as discontinued operations and have been reallocated to continuing operations for the three and nine months ended September 30, 2021.

The following table summarizes the loss from discontinued operations in the condensed statements of operations for the periods presented (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenues	$489	$2,600
Cost of revenues	396	2,290
Gross income	93	310
Operating expenses	464	1,498
Operating loss	(371)	(1,188)
Other expense, net	(22)	(94)
Gain on sale of Dermatology Business	3,473	3,473
Income from discontinued operations	$3,080	$2,191

Depreciation expense for the Dermatology Business was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. There were no capital expenditures for the Dermatology Business during the three and nine months ended September 30, 2021.

Stock-based compensation expense for the Dermatology Business was de minimis and approximately $18,000 for the three and nine months ended September 30, 2021, respectively. Stock-based compensation expense of approximately $4,000 and $0.1 million was capitalized to inventory and property and equipment during the three and nine months ended September 30, 2021, respectively.

Note 4. Fair Value Measurements

As of September 30, 2022 and December 31, 2021, cash equivalents of approximately $1.4 million and $15.0 million, respectively, were categorized as Level 1 and consisted of money market funds that were measured at fair value on a recurring basis.

Note 5. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$—	$911
Work in process	—	70
Finished goods	—	5
Total inventories	$—	$986

Due to the RIF and the Company’s decision to discontinue enrollment of patients in its clinical trial, the Company suspended manufacturing activities in June 2022 and disposed of substantially all inventories in July 2022, resulting in a write-down of $1.0 million in its inventories to net realizable value. Such expense is included in restructuring and impairment charges in the condensed statements of operations for the nine months ended September 30, 2022. See Note 13. Restructuring and Impairment Charges.

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture and fixtures	$—	$48
Machinery and equipment	—	858
Lasers	—	3,085
Computer hardware and software	—	353
Construction in progress	—	169
Leasehold improvements	—	145
Property and equipment, gross	—	4,658
Accumulated depreciation	—	(2,849)
Total property and equipment, net	$—	$1,809

Depreciation expense was nil and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Due to the Company’s decision to discontinue enrollment of patients in its clinical trial and the RIF, the Company suspended manufacturing activities in June 2022. The Company’s property and equipment was determined to be impaired as of June 30, 2022, resulting in an impairment charge of $1.5 million which was based on the actual cash proceeds received upon the disposal of the property and equipment in July 2022. The impairment charge of $1.5 million is included in restructuring and impairment charges in the condensed statements of operations for the nine months ended September 30, 2022. See Note 13. Restructuring and Impairment Charges.

Note 7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Offering costs	$1,356	$—
Legal expenses	590	1,345
Warranty expenses	192	195
Compensation and related benefits	148	2,004
Other accrued expenses	161	575
Total accrued expenses	$2,447	$4,119

Note 8. Lease

The Company has an operating lease for office and manufacturing space which requires it to pay base rent and certain utilities. Monthly rent expense is recognized on a straight-line basis over the term of the lease which expires in 2027. At September 30, 2022, the remaining lease term was 5.25 years. The operating lease is included in the condensed balance sheets at the present value of the lease payments at a 7% discount rate which approximates the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment on the lease commencement date, as the lease does not provide an implicit rate. For each of the three months ended September 30, 2022 and 2021, operating lease expense and cash paid for leases was $0.1 million. For the nine months ended September 30, 2022 and 2021, operating lease expense and cash paid for leases was $0.2 million and $0.4 million, respectively. Amortization of operating lease right-of-use assets was $0.1 million for each of the three months ended September 30, 2022 and 2021 and $0.1 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. Variable costs were de minimis. See Note 14. Subsequent Events.

Maturities of operating lease liabilities consisted of the following as of September 30, 2022 (in thousands):

Years Ending December 31,
2022 (remaining three months)	$108
2023	445
2024	459
2025	472
2026	486
Thereafter	501
Total operating lease payments	2,471
Less: imputed interest	(417)
Total operating lease liability	$2,054

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

Anti-dilutive share equivalents excluded from the computation of diluted net loss per share at September 30, 2022 consisted of warrants of 1,150,686, stock options of 1,427, restricted stock awards of 1,354 and restricted stock units of 75.

Anti-dilutive share equivalents excluded from the computation of diluted net loss per share at September 30, 2021 consisted of warrants of 48,373, stock options of 2,539, restricted stock awards of 6,247, restricted stock units of 916 and Employee Stock Purchase Plan shares of 209.

Note 10. Equity Offerings

At-The-Market Sales Agreement

On September 2, 2022, the Company entered into the ATM Agreement under which the Company could sell its common stock from time to time having an aggregate offering price of up to $7.6 million. The Company sold 333,184 shares of common stock under the offering through September 30, 2022, resulting in net proceeds of $2.5 million, after deducting offering fees. Net proceeds receivable of $0.4 million at September 30, 2022 relates to sales of common stock under the ATM Agreement prior to or on September 30, 2022 that settled after that date. See Note 14. Subsequent Events.

Warrant Repricing

On July 22, 2022, the Company reduced the exercise price of all outstanding warrants, consisting of Series A warrants and Series B warrants, that were issued in the public offering on February 8, 2022 (the “Offering”) from $25.00 per share to $14.00 per share (the “Warrant Repricing”). Following the Warrant Repricing, the Company entered into warrant inducement offer letters (the “Inducement Letters”) with certain investors. In response to the Inducement Letters, investors exercised approximately 0.4 million Series A warrants and no Series B warrants. Investors who exercised their Series A warrants received Series C warrants to purchase 100% of the shares exercised pursuant to the Series A warrants, The Series C warrants have an exercise price of $14.00, are immediately exercisable and expire in five years. The Company received net proceeds of approximately $4.9 million from the exercises of the Series A warrants, after deducting underwriter commissions and fees withheld of $0.6 million and other offering expenses paid or payable of $0.7 million.

The Warrant Repricing resulted in an immediate and incremental increase of approximately $2.3 million in the estimated fair value of the Series A warrants and Series B warrants issued in the Company’s February 2022 public offering (the “Offering”).

The Series A warrants and Series B warrants were valued on the date of the Warrant Repricing using the Black-Scholes option pricing model (“Black-Scholes model”) based on the following assumptions:

	Series A	Series B
Risk-free interest rate	2.97%	2.85%
Volatility	137.87%	90.44%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	0.6	6.6

The Series C warrants were valued at approximately $2.3 million using the Black-Scholes model based on the following assumptions:

Risk-free interest rate	2.87%
Volatility	96.70%
Expected dividend yield	0.00%
Expected life (in years)	5.0

The Company is contractually obligated to pay a former placement agent a cash tail fee equal to 7.5% cash compensation for the gross proceeds raised and to issue warrants equal to 7.0% of the number of shares of common stock sold to any investor contacted by the former placement during the term of its engagement with the Company (“Tail Fees”). Thus, the Company is obligated to pay such placement agent Tail Fees related to the Warrant Repricing consisting of cash tail fees of approximately $0.5 million and to issue a warrant to purchase approximately 31,000 shares of common stock with an exercise price of $17.50 per share which represents 125% of the exercise price of the Series C warrants issued pursuant to the Inducement Letters. Such warrant would be immediately exercisable and expire five years from its issuance date. This warrant was valued at approximately $0.2 million on the Warrant Repricing date using the Black-Scholes model based on the following assumptions: expected volatility of 96.7%, risk-free interest rate of 2.87%, expected dividend yield of 0% and an expected term of 5.0 years. This warrant has not been issued by the Company as of the date of this Quarterly Report. The cash tail fees are included in accrued expenses in the condensed balance sheet as of September 30, 2022.

Public Offering

On February 8, 2022, the Company completed the Offering in which it issued and sold (i) 190,700 shares of common stock, (ii) 480,052 warrants to purchase one share of common stock at an exercise price of $25.00 that were immediately exercisable and expire one year from the date of issuance, or Series A warrants, and (iii) 480,052 warrants to purchase one share of common stock at an exercise price of $25.00 that were immediately exercisable and expire seven years from the date of issuance, or Series B warrants, and (iv) 289,352 pre-funded warrants to purchase one share of common stock at an exercise price of $0.005 per share that were immediately exercisable and expire twenty years from the date of issuance. In addition, the Company granted the underwriters of the Offering a 45-day option (the “Overallotment Option”) to purchase up to (i) 72,000 additional shares of common stock, (ii) 72,000 additional Series A warrants and/or (iii) 72,000 additional Series B warrants, solely to cover overallotments.

The Series A warrants and Series B warrants were valued at approximately $11.6 million using the Black-Scholes model based on the following assumptions:

	Series A	Series B
Risk-free interest rate	0.91%	1.93%
Volatility	131.07%	85.38%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	1.0	7.0

Pursuant to the exercise of the Overallotment Option in February 2022, the Company issued 24,902 shares of common stock, 72,000 Series A warrants and 72,000 Series B warrants, net of underwriting discounts. On various dates in February 2022 and March 2022, the Company issued 289,352 shares of common stock upon the exercise of all of the pre-funded warrants issued in the Offering. In addition, in March 2022, the Company issued 1,000 shares of common stock in connection with the exercise of 500 each of Series A warrants and Series B warrants issued in the Offering. In July 2022, the Company issued 800 shares of common stock in connection with the exercise of 800 Series A warrants issued in the Offering.

Net proceeds from the Offering were approximately $9.7 million, after deducting underwriter commissions and fees withheld of approximately $1.1 million and offering expenses paid or payable of $1.8 million.

The Company is contractually obligated to pay a former placement agent Tail Fees related to the Offering consisting of cash tail fees of approximately $0.9 million and a warrant to purchase approximately 33,000 shares of common stock at an exercise price of $31.25 per share, which represents 125% of the exercise price in the Offering. Such warrant would be immediately exercisable and expire five years from its issuance date. This warrant was originally valued at approximately $0.4 million on the date of the Offering using the Black-Scholes model based on the following assumptions: expected volatility of 93.25%, risk-free interest rate of 1.81%, expected dividend yield of 0% and an expected term of 5 years. On the date of the Warrant Repricing, this warrant was revalued at approximately $0.4 million using the Black-Scholes model based on the following assumptions: expected volatility of 98.9%, risk-free interest rate of 2.87%, expected dividend yield of 0% and an expected term of 4.6 years. This warrant had not been issued by the Company as of the date of this Quarterly Report. The cash tail fees are included in accrued expenses in the condensed balance sheet as of September 30, 2022.

Warrants Outstanding

At September 30, 2022, the Company had 1,150,686 shares of common stock reserved for issuance pursuant to the warrants issued by the Company at a weighted average exercise price of $33.67.

Note 11. Stock-Based Compensation

A summary of the activity and related data by award type under the 2018 Equity Incentive Plan and the 2020 Inducement Equity Incentive Plan (collectively, the “Plans”) for the nine months ended September 30, 2022 is set forth below:

Stock Options

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,168	$17,277
Canceled/forfeited	(741)	$19,266
Outstanding at September 30, 2022	1,427	$16,244	4.07	$—
Exercisable at September 30, 2022	1,251	$18,342	3.60	$—
Vested and expected to vest at September 30, 2022	1,427	$16,244	4.07	$—

Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,400	$219
Vested	(117)	$609
Canceled/forfeited	(1,208)	$168
Outstanding at September 30, 2022	75	$416

Restricted Stock Awards

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	3,586	$236
Vested	(1,266)	$239
Canceled/forfeited	(966)	$211
Outstanding at September 30, 2022	1,354	$249

The following table summarizes stock-based compensation expense for the Plans included in operating expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative	$85	$78	$302	$1,551
Research and development	(11)	27	57	251
Stock-based compensation in operating expenses	$74	$105	$359	$1,802

Stock-based compensation expense of nil and approximately $5,000 was capitalized to inventory and property and equipment during the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense of approximately $6,000 and $0.1 million was capitalized to inventory and property and equipment during the nine months ended September 30, 2022 and 2021, respectively.

Unrecognized stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized as of September 30, 2022 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period (in years)
Stock options	$122	1.3
Restricted stock awards	$233	1.4
Restricted stock units	$20	1.2

Note 12. Commitments and Contingencies

Securities Class Action and Shareholder Derivative Litigation Update

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et al, (Civil Action no. 19CV1079 LAB NLS) was filed in the U.S. District Court for the Southern District of California against the Company, certain current and former officers and directors, and certain underwriters of the Company’s initial public offering. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in the Company’s registration statement in violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. On June 10, 2021, defendants moved to dismiss the second amended complaint. On November 12, 2021, following a private settlement mediation with the lead plaintiffs, the parties executed a stipulation of settlement that resolved the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $10.0 million. On March 18, 2022, the Company paid approximately $0.6 million towards the settlement to satisfy its self-insured retention/deductible. The Company’s insurers paid the remainder of the settlement. The proposed settlement required both preliminary and final approval by the court. On February 11, 2022, the court granted preliminary approval of the settlement, scheduled a hearing on final approval of the settlement and denied the pending motion to dismiss without prejudice. On May 2, 2022, plaintiffs filed a motion for final approval of the settlement and plan of allocation, and lead counsel filed a motion for an award of attorneys’ fees and reimbursement of litigation expenses. On September 23, 2022, the court granted final approval of the settlement, certified the settlement class, granted in part lead counsel’s motion for an award of attorneys’ fees and reimbursement of litigation expenses, dismissed plaintiffs’ claims with prejudice, and entered final judgment.

On October 1, 2019, a shareholder derivative complaint captioned Noel Borg v. Dean Irwin, et al (Civil Action no. 1:99-cm-09999) was filed in the U.S. District Court for the District of Delaware against certain current and former officers and directors, purportedly on behalf of the Company, which is named as a nominal defendant in the action. The complaint alleges breaches of fiduciary duty, unjust enrichment, waste, and violations of Section 14(a) of the Securities Exchange Act of 1934. On October 21, 2019, pursuant to the parties’ stipulation, the court stayed the derivative lawsuit until the related class action is resolved. The parties agreed to submit to the court a proposed schedule for the next steps of the litigation within thirty days after the appeal period has run for the order granting final approval of the class action settlement. On November 10, 2022, the plaintiff filed a notice voluntarily dismissing the case without prejudice.

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

Filing of Complaint

On September 29, 2022, a purported stockholder of the Company filed a complaint captioned David Nguyen v. Ra Medical Systems, Inc. et al. (Civil Action no. 3:22-cv-01470-BEN-MSB) in the U.S. District Court for the Southern District of California against the Company and the Company’s current directors (the “Complaint”). The Complaint alleges violations of Sections 14(a) and 20(a) of the Exchange Act based on alleged deficiencies in the Company’s preliminary proxy, filed with the SEC on September 23, 2022. The defendants have not been served. The Company has obligations to indemnify and/or advance the directors’ legal fees and costs in connection with this lawsuit. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount of range of loss, if any, that could result from any unfavorable outcome. The Company denies the allegations of the Complaint and intends to defend against the Complaint vigorously.

Other Litigation

In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

Note 13. Restructuring and Impairment Charges

Restructuring and impairment charges consisted of the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022
Impairment of property and equipment	$—	$1,548
Inventory obsolescence	—	1,000
Severance expense	326	910
Prepaid expenses	—	395
Contract termination fees	216	216
Total restructuring and impairment charges	$542	$4,069

The Company’s RIF impacted approximately 85% of its full-time employees, resulting in one-time severance payments totaling approximately $0.9 million. In addition, the Company decided to discontinue enrollment of patients in its clinical trial, cease engineering and manufacturing activities, sell or dispose of substantially all of its property and equipment, inventories and research and development supplies, resulting in impairment and inventory obsolescence charges and the write-off of prepaid research and development supplies totaling approximately $2.9 million.

As of September 30, 2022, the accrued liability balance related to severance expense was approximately $28,000 and is included in accrued expenses in the accompanying condensed balance sheet.

Note 14. Subsequent Events

Completion of Offering

On October 7, 2022, pursuant to the ATM Agreement, the Company completed the sale of 1.1 million shares of common stock under the offering, at a weighted average price of $7.09 per share, resulting in net proceeds of approximately $7.4 million, after deducting offering fees of approximately $0.2 million.

Termination of Lease Agreement

On October 24, 2022, the Company entered into a lease termination agreement with Anaya Holdings LLC (the “Landlord”) (the “Lease Termination Agreement”) pursuant to which it terminated its lease agreement for its corporate headquarters in Carlsbad, California, effective October 28, 2022. In accordance with the terms of the Lease Termination Agreement, the Company has agreed to (i) release its right to the security deposit of approximately $36,000 previously paid to the Landlord and (ii) pay a $0.3 million termination fee to the Landlord.

Entry into Lease Agreement

On October 31, 2022, the Company entered into a month-to-month lease agreement (the “Lease Agreement”) with Avanti Workspace for its corporate headquarters in Carlsbad, California, effective November 1, 2022. The rent expense under the Lease Agreement is approximately $1,000 per month.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, those described in Risk Factors. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section entitled Risk Factors included in Part II, Item 1A and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As previously disclosed, the board of directors initiated a strategic review of options for increasing shareholder value earlier this year.

Pending Merger

On September 12, 2022, we announced entering into an Agreement and Plan of Merger, or the Merger Agreement, with privately held Catheter Precision, Inc., or Catheter, a medical device and technology company focused in the field of cardiac electrophysiology. Under the terms of the Merger Agreement, Catheter will become a wholly owned subsidiary of Ra Medical in a stock-for-stock reverse merger transaction, or the Merger. If completed, the Merger will result in a combined publicly traded company that will focus on the cardiac electrophysiology market. Our board of directors and the board of directors of Catheter have both approved the Merger, which is currently expected to close before the end of 2022 or early 2023, subject to satisfying certain closing conditions, including the receipt of shareholder approval by both companies.

We expect that we will need to raise additional financing in an amount of between $2.0 million and $3.0 million in order to consummate the pending merger with Catheter in order to meet the $8.0 million “Net Cash” closing requirement under the Merger Agreement and additional original listing requirements of the NYSE American. Our stockholders should carefully read the section of this Quarterly Report and in the amended preliminary proxy statement filed on November 4, 2022, or the Amended Preliminary Proxy, entitled Risk Factors – We anticipate needing to raise additional funds in order to consummate the Merger with Catheter. Future sales and issuances of a substantial number of shares of our common stock or rights to purchase common stock by our stockholders in the public market are likely to result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. Such financings may have terms or rights superior to those of our shares of common stock and may not be on favorable terms to us, which could adversely affect the market price of our shares of common stock and our business or the rights of our stockholders. In addition, we need to meet certain minimum pricing conditions under the Merger Agreement and the listing standards of the NYSE American stock exchange in order for the Merger to close and our shares to continue to be listed on the NYSE American. Our stockholders should carefully read the sections of this Quarterly Report and in the Amended Preliminary Proxy entitled Risk Factors – Because the merger agreement requires that each of (x) the last closing sale price of Ra Medical common stock prior to 4:00 p.m. (New York City time) on the last trading day prior to the closing is equal to or greater than $4.50, and (y) the average of the last closing sale price of Ra Medical common stock prior to 4:00 p.m. (New York City time) on each of the five (5) consecutive full trading days prior to the closing is equal to or greater than $4.50, then we may be unable to consummate the merger should our closing sale price be or continue to be below $4.50, and we may seek to take additional action in order to address the closing sale price of our stock. and The initial listing application to be filed with the NYSE American in order to continue the listing of the shares of common stock of the combined company on the NYSE American may not be approved if the combined company does not meet the initial listing standards.

Reverse Stock Split

On September 20, 2022, our board of directors approved a reverse stock split ratio of 1-for-50, or the Reverse Stock Split. On the effective date of October 3, 2022, the number of our issued and outstanding shares of common stock was decreased from 68.2 million shares to 1.4 million shares. The number of authorized shares and par value per common share remained unchanged. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. The financial statements have been retrospectively adjusted to reflect the Reverse Stock Split of our common stock for all periods presented.

At-The-Market Sales Agreement

On September 2, 2022, we entered into an At-The-Market Sales Agreement, or ATM Agreement, with Ladenburg Thalmann & Co., Inc. Under the ATM Agreement, we could sell our common stock from time to time having an aggregate offering price of up to $7.6 million. We completed sale of 1.1 million shares of common stock under the offering on October 7, 2022, resulting in net proceeds of $7.4 million, after deducting offering fees.

NYSE American

On August 31, 2022, we received a deficiency letter, or the Letter, from NYSE American indicating that we are not in compliance with NYSE American continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide because our shares of common stock have been selling for a substantial period of time at a low price per share, which NYSE American determined to be a 30 trading day average price of less than $0.20 per share. The Letter has no immediate effect on the listing or trading of our common stock, and the common stock continues to trade on NYSE American under the symbol “RMED.” We believe that the aforementioned Reverse Stock Split and accompanying increase in the daily share price of our common stock cured this deficiency, however, we have not received confirmation from NYSE American as of the date of this Quarterly Report.

Clinical Study

As previously reported, our strategy was to pursue an atherectomy indication for use, which the FDA defines to include a prespecified improvement in luminal patency. We received an Investigational Device Exemption, or IDE, approval in January 2020, and the study was approved for up to 10 clinical sites and 100 subjects. In January 2022, primarily due to subject fallout for follow-up visits due to COVID-19, we filed a protocol amendment with the FDA to add up to an additional 25 subjects to the study. The protocol amendment was approved by the FDA in February 2022, raising the enrollment limit from a maximum of 100 subjects to 125 subjects.

We enrolled the first subject in the atherectomy clinical study in February 2020. Throughout much of 2021 and 2020, the COVID-19 pandemic substantially impacted our ability to activate new sites and enroll additional subjects. Many sites or potential sites have been or are currently operating at a reduced capacity, and some have been closed from time to time.

On June 6, 2022, we made the decision to stop enrollment at 108 subjects in the atherectomy clinical study, and we believe we have enough subjects to eventually satisfy the FDA’s data requirements to support an atherectomy indication. Although the COVID-19 pandemic has had and will continue to have an unpredictable impact on subject follow-up in this study, we currently aim to complete the six-month follow-up before the end of 2022 or early 2023.

Reduction in Force and Operations

As previously reported, the board of directors approved a reduction in force, or RIF, under which approximately 65% of our full-time employees were immediately terminated, effective June 6, 2022, and provided one-time severance payments totaling approximately $0.6 million. In August and September 2022, an additional 20% of our employees were terminated and were provided one-time severance payments totaling approximately $0.3 million. The purpose of the RIF was to preserve capital with the goal of maximizing the opportunities available to us during the board of directors’ review of strategic alternatives.

As a result of the RIF and the board of directors’ review of strategic alternatives, we have paused all engineering activities, including the development of a version of the DABRA catheter that is compatible with a standard interventional guidewire as well as research to prove the feasibility of using a DABRA-derived catheter technology to fracture calcium in arteries in a procedure known as lithotripsy. On July 5, 2022, we announced the receipt of FDA 510(k) clearance for the DABRA 2.0 catheter as part of the DABRA Excimer Laser System. This catheter includes a braided over jacket to make the catheter more robust and more kink-resistant when navigating tortuous anatomy. This catheter also has a six-month shelf life as a result of multiple design and manufacturing remediations implemented to address prior limitations. We currently have no plans to commercialize the DABRA 2.0, pending the closing of the Merger.

As a result of the RIF, the discontinuation of both the enrollment in the clinical study and engineering activities and the board of directors’ ongoing review of strategic alternatives, we have suspended all manufacturing activities and are no longer supplying catheters to any sites.

Warrant Repricing

On July 22, 2022, we reduced the exercise price of all outstanding warrants, consisting of Series A and Series B warrants that were issued in the February 2022 public offering, from $25.00 per share to $14.00 per share, or the Warrant Repricing. Following the Warrant Repricing, we entered into warrant inducement offer letters, or the Inducement Letters, with certain investors to immediately exercise all of the Series A and Series B warrants held by such investors. In response to the Inducement Letters, investors exercised approximately 0.4 million Series A warrants and no Series B warrants. Investors who exercised their Series A warrants received Series C warrants to purchase 100% of the shares exercised pursuant to the Series A warrants with an exercise price of $14.00 per share and a term of five years. We received net proceeds of approximately $4.9 million from the exercises of the Series A warrants, after deducting underwriter commissions and fees withheld of $0.6 million and other offering expenses paid or payable of $0.7 million. The Series C warrants and the shares underlying the Series C warrants are unregistered and were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, or the Securities Act.

The Warrant Repricing resulted in an immediate and incremental increase of approximately $2.3 million in the estimated fair value of the Series A warrants and Series B warrants. The estimated fair value of the Series C warrants issued in the Warrant Repricing was approximately $2.3 million.

We are contractually obligated to pay a former placement agent tail fees on the proceeds received from the Series A warrant exercises and the issuance of the Series C warrants. The tail fees consist of cash tail fees equal to 7.5% cash compensation for the gross proceeds raised in the exercises of the Series A warrants in response to the Inducement Letters and the issuance of warrants equal to 7% of the number of shares of common stock issued, or the Tail Fees, to any investor contacted by the former placement agent during the term of its engagement with us. Therefore, the Tail Fees we are contractually obligated to pay related to the exercises of the Series A warrants in response to the Inducement Letters consist of a cash fee of approximately $0.5 million and the issuance of a warrant to purchase approximately 31,000 shares of common stock at an exercise price of $17.50 per share which represents 125% of the exercise price of the Series C warrants. The warrants were valued at approximately $0.2 million on the Warrant Repricing date and would be immediately exercisable and expire five years from their issuance date. We had not issued this warrant as of the date of this Quarterly Report.

Going Concern

As of the date of this Quarterly Report, we concluded that there is substantial doubt regarding our ability to continue as a going concern for the twelve months from the date of filing of this Quarterly Report. Substantial doubt about a company’s ability to continue as a going concern is generally viewed unfavorably by current and prospective investors, as well as by analysts and creditors and potential strategic partners. As a result, it may be more difficult for us to consummate any strategic transactions and/or raise the additional financing necessary to continue to operate our business. If the Merger is not consummated, we may be forced to refocus or rebuild around a different core or strategic technology, consummate another strategic transaction or be required to liquidate our assets and dissolve the Company. If the Merger is completed, the combined entity may not have sufficient cash to fund its operations for next year. Catheter has historically generated negative cash flows from operations. Catheter’s expected revenue growth may not be achieved, and expenditures to achieve growth may exceed expectations.

COVID-19

The global effects of COVID-19 have created significant volatility, uncertainty and economic disruption. Although restrictions have been recently eased around the world, the COVID-19 pandemic is still ongoing, and the ultimate effects of COVID-19 on our business, operations and financial condition are unknown at this time. We expect that patient follow-up in our atherectomy clinical trial may continue to be affected by the uncertainty relating to COVID-19, as patients may continue to elect to postpone follow-up visits and physicians’ offices may intermittently close or operate at a reduced capacity in response to COVID-19. However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others.

Components of our Results of Operations

Net Revenue

Product sales consist of the sales of catheters for use with the DABRA laser. We are no longer selling commercial product or catheters for use in our atherectomy clinical trial.

Cost of Revenue

Cost of revenue for product sales consists primarily of costs of components for use in our products, the labor that is used to produce our products, and the manufacturing overhead that support production. Cost of revenue for service and other consists primarily of depreciation on the lasers we owned.

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

Results of Continuing Operations

The following table sets forth our results of continuing operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Net revenue	$—	$5	$(5)	$14	$17	$(3)
Cost of revenue	—	246	(246)	161	1,213	(1,052)
Selling, general and administrative expenses	3,514	4,211	(697)	8,292	11,285	(2,993)
Research and development expenses	727	2,942	(2,215)	6,238	8,521	(2,283)
Restructuring and impairment charges	542	—	542	4,069	—	4,069
Other income, net	20	16	4	40	2,028	(1,988)

Net Revenue

We had no revenue during the three months ended September 30, 2022, due to the decision to cease manufacturing activities in June 2022. Net revenue decreased during the nine months ended September 30, 2022 as compared to the corresponding period in the prior year since we were only selling catheters to clinical trial sites while we focused our efforts on remedying the inconsistencies in our DABRA catheter performance and obtaining an atherectomy indication.

Cost of Revenue

The decreases in cost of revenue of $0.2 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year were primarily due to the discontinuation of manufacturing activities in June 2022.

Selling, General and Administrative Expenses

The decrease in SG&A expenses of $0.7 million for the three months ended September 30, 2022 as compared to the corresponding period in the prior year was due to decreases of $0.6 million in personnel and consulting expenses, primarily due to the RIF, and $0.1 million in legal expenses. SG&A expenses for the three months ended September 30, 2022 of $3.5 million primarily consisted of legal expenses of $1.5 million, personnel and consulting expenses of $1.0 million and insurance costs of $0.4 million.

The decrease in SG&A expenses of $3.0 million for the nine months ended September 30, 2022 as compared to the corresponding period in the prior year was due to decreases of $1.2 million in stock-based compensation expense, $0.9 million in legal expenses, $1.1 million in personnel and consulting expenses, $0.2 million in insurance expense and $0.1 million in other costs, partially offset by a gain on sale of assets of $0.5 million. SG&A expenses for the nine months ended September 30, 2022 of $8.3 million primarily consisted of personnel and consulting expenses of $3.5 million, legal expenses of $1.5 million and insurance costs of $1.4 million.

Research and Development Expenses

The decrease in R&D expenses of $2.2 million for the three months ended September 30, 2022 as compared to the corresponding period in the prior year was due to the decreases in personnel and consulting expenses of $1.5 million, $0.5 million in R&D supplies and $0.2 million in clinical study expenses due to the RIF and the decrease in R&D activity.

The decrease in R&D expenses of $2.3 million for the nine months ended September 30, 2022 as compared to the corresponding period in the prior year was due to decreases of $2.0 million in personnel and consulting expenses, $0.2 million in stock-based compensation expense and $0.2 million in R&D supplies, partially offset by an increase of $0.1 million in other expenses.

Restructuring and Impairment Charges

Restructuring and impairment charges of $0.5 million and $4.1 million for the three and nine months ended September 30, 2022, respectively, include the one-time severance expenses incurred due to the RIF, as well as impairment and inventory obsolescence charges and other expenses due to our decision to discontinue enrollment of patients in our clinical trial, cease manufacturing activities, sell or dispose of substantially all of our property and equipment and inventories and expense prepaid R&D supplies.

Other Income, Net

Other income, net remained flat for the three months ended September 30, 2022 as compared to the corresponding period in the prior year. The decrease in other income, net of $2.0 million for the nine months ended September 30, 2022 as compared to the corresponding period in the prior year was primarily due to the forgiveness of the Paycheck Protection Plan promissory note in 2021.

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

A reconciliation for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP is included below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business. We define Adjusted EBITDA as our GAAP loss from continuing operations as adjusted to exclude depreciation and amortization, interest income, interest expense, income tax expense, stock-based compensation, restructuring and impairment charges, loss (gain) on sales and disposals of property and equipment and gain on extinguishment of promissory note.

The following is a reconciliation of loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss from continuing operations	$(4,763)	$(7,378)	$(18,706)	$(18,974)
Depreciation and amortization	74	319	396	974
Interest income	(24)	—	(41)	(2)
Interest expense	—	—	—	12
EBITDA	(4,713)	(7,059)	(18,351)	(17,990)
Stock-based compensation	80	110	365	1,887
Restructuring and impairment	542	—	4,069	—
Loss (gain) on sales and disposals of property and equipment	—	4	44	(489)
Gain on extinguishment of promissory note	—	—	—	(2,023)
Adjusted EBITDA	$(4,091)	$(6,945)	$(13,873)	$(18,615)

The decrease in negative Adjusted EBITDA of $2.9 million and $4.7 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year were primarily due to the decreases in personnel and consulting expenses, primarily due to the RIF, of $2.1 million and $3.1 million for the three and nine months ended September 30, 2022, respectively. In addition, legal expenses decreased by approximately $0.9 million for the nine months ended September 30, 2022 as compared to the corresponding period in the prior year primarily due to lower legal expenses related to the securities litigation and prior investigation.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $13.7 million. We will continue to monitor our operating costs and seek to reduce our current liabilities. Such actions may impair our ability to proceed with certain strategic activities, and we may be unsuccessful at negotiating existing liabilities to our benefit. If these efforts are unsuccessful or the Merger is not completed, our cash position could be negatively impacted and we may, among other things, be required to seek other sources of financing, consummate another strategic transaction or be required to liquidate our assets and dissolve the Company. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

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

Although we improved our liquidity resources during 2022 with proceeds from a private placement, warrant exercises and the ATM financing, resulting in total net proceeds of $23.5 million, and we may receive additional funds from the exercise of warrants depending on market conditions, management has concluded that the aforementioned conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements. We expect that we will need to raise additional financing in an amount of between $2.0 million and $3.0 million in order to consummate the potential merger with Catheter in order to meet the $8.0 million “Net Cash” closing requirement under the Merger Agreement and additional original listing requirements of the NYSE American. Our stockholders should carefully read the section of this Quarterly Report and the Adjusted Preliminary Proxy entitled Risk Factors – We anticipate needing to raise additional funds in order to consummate the Merger with Catheter. Future sales and issuances of a substantial number of shares of our common stock or rights to purchase common stock by our stockholders in the public market are likely to result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. Such financings may have terms or rights superior to those of our shares of common stock and may not be on favorable terms to us, which could adversely affect the market price of our shares of common stock and our business or the rights of our stockholders. Management plans to address this uncertainty by raising additional funds, if necessary, through public or private equity or debt financings as well as by engaging in regular and ongoing reviews of its strategic options to help ensure that the Company is focusing its cash resources on advancing its key corporate initiatives. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

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

Cash Flows

The following information reflects cash flows for continuing operations and discontinued operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(19,543)	$(21,914)
Net cash provided by investing activities	—	3,803
Net cash provided by financing activities	18,155	14,821

Net Cash Used in Operating Activities

Net cash used in operating activities of $19.5 million for the nine months ended September 30, 2022 consisted of a net loss of $18.7 million and non-cash adjustments of $3.7 million, consisting primarily of non-cash restructuring and impairment charges of $2.9 million and stock-based compensation and depreciation and amortization of $0.4 million each. In addition, we experienced changes in operating assets and liabilities of $4.5 million.

Net cash used in operating activities of $21.9 million for the nine months ended September 30, 2021 consisted of a net loss of $16.8 million and non-cash adjustments of $2.8 million, consisting of gains on the sale of the Dermatology Business of $3.5 million, extinguishment of promissory note of $2.0 million and sales of property and equipment of $0.5 million, partially offset by stock-based compensation of $2.0 million and depreciation and amortization of $1.3 million. In addition, we experienced changes in operating assets and liabilities of $2.4 million.

Net Cash Provided by Investing Activities

We had no cash flows related to investing activities for the nine months ended September 30, 2022. Net cash provided by investing activities of $3.8 million for the nine months ended September 30, 2021 consisted primarily of proceeds from the sale of the Dermatology Business.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $18.2 million for the nine months ended September 30, 2022 consisted of net proceeds of $13.6 million from the February 2022 public offering and September 2022 ATM financing and $5.7 million from the exercises of Series A warrants in conjunction with the July 2022 Warrant Repricing. In addition, we paid $1.1 million in offering costs related to the financing activities.

Net cash provided by financing activities of $14.8 million for the nine months ended September 30, 2021 primarily consisted of net proceeds from our ATM financing.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial position and results of operations is based on our interim unaudited condensed financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 24, 2022, and as amended on July 13, 2022, other than the change in the estimated useful life of our lasers which was changed to eight years effective January 1, 2022, as more fully described in Note 2. Summary of Significant Accounting Policies in our December 31, 2021 financial statements included in our Annual Report.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $13.7 million as of September 30, 2022. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Class Action and Shareholder Derivative Litigation Update

On June 7, 2019, a putative securities class action complaint captioned Derr v. Ra Medical Systems, Inc., et al, (Civil Action no. 19CV1079 LAB NLS) was filed in the U.S. District Court for the Southern District of California against the Company, certain current and former officers and directors, and certain underwriters of the Company’s initial public offering. Following the appointment of a lead plaintiff and the filing of a subsequent amended complaint, the lawsuit alleges that the defendants made material misstatements or omissions in the Company’s registration statement in violation of Sections 11 and 15 of the Securities Act of 1933, or the Securities Act, and between September 27, 2018 and November 27, 2019, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act. On March 11, 2020, lead plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On March 13, 2020, defendants filed a motion to dismiss the amended complaint. On March 24, 2021, the court issued an order granting defendants’ motion to dismiss claims under the Securities Act in full and certain claims under the Exchange Act and denying defendants’ motion to dismiss certain Exchange Act claims. Plaintiffs filed their second amended complaint on April 19, 2021, realleging the Securities Act claims and certain of the previously dismissed Exchange Act claims. On June 10, 2021, defendants moved to dismiss the second amended complaint. On November 12, 2021, following a private settlement mediation with the lead plaintiffs, the parties executed a stipulation of settlement that resolved the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $10.0 million. On March 18, 2022, the Company paid approximately $0.6 million towards the settlement to satisfy its self-insured retention/deductible. The Company’s insurers paid the remainder of the settlement. The proposed settlement required both preliminary and final approval by the court. On February 11, 2022, the court granted preliminary approval of the settlement, scheduled a hearing on final approval of the settlement and denied the pending motion to dismiss without prejudice. On May 2, 2022, plaintiffs filed a motion for final approval of the settlement and plan of allocation, and lead counsel filed a motion for an award of attorneys’ fees and reimbursement of litigation expenses. On September 23, 2022, the court granted final approval of the settlement, certified the settlement class, granted in part lead counsel’s motion for an award of attorneys’ fees and reimbursement of litigation expenses, dismissed plaintiffs’ claims with prejudice, and entered final judgment.

On October 1, 2019, a shareholder derivative complaint captioned Noel Borg v. Dean Irwin, et. al (Civil Action no. 1:99-cm-09999) was filed in the U.S. District Court for the District of Delaware against certain current and former officers and directors, purportedly on behalf of the Company, which is named as a nominal defendant in the action. The complaint alleges breaches of fiduciary duty, unjust enrichment, waste, and violations of Section 14(a) of the Securities Exchange Act of 1934. On October 21, 2019, pursuant to the parties’ stipulation, the court stayed the derivative lawsuit until the related class action is resolved. The parties agreed to submit to the court a proposed schedule for the next steps of the litigation within thirty days after the appeal period has run for the order granting final approval of the class action settlement. On November 10, 2022, the plaintiff filed a notice voluntarily dismissing the case without prejudice.

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

Filing of Complaint

On September 29, 2022, a purported stockholder of the Company filed a complaint captioned David Nguyen v. Ra Medical Systems, Inc. et al. (Civil Action no. 3:22-cv-01470-BEN-MSB) in the U.S. District Court for the Southern District of California against us and our current directors (the “Complaint”). The Complaint alleges violations of Sections 14(a) and 20(a) of the Exchange Act based on alleged deficiencies in our preliminary proxy, filed with the SEC on September 23, 2022. The defendants have not been served. We have obligations to indemnify and/or advance the directors’ legal fees and costs in connection with this lawsuit. We are unable to predict the ultimate outcome and are unable to make a meaningful estimate of the amount of range of loss, if any, that could result from any unfavorable outcome. We deny the allegations of the Complaint and intend to defend against the Complaint vigorously.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, as well as in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 Annual Report, in Part II, Item 1A – Risk Factors contained in our Quarterly Report on Form 10-Q for the quarter ended June 30 2022, or the Q2 2022 Quarterly Report, Exhibits 99.7 and 99.8 to our Current Report on Form 8-K filed on September 12, 2022, or the September 12 8-K and in our Amended Preliminary Proxy Statement filed on November 4, 2022, or the Amended Preliminary Proxy Statement, before making an investment decision. The risks and uncertainties described below, in our 2021 Annual Report, the Q2 2022 Quarterly Report, the September 12 8-K and the Amended Preliminary Proxy Statement may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

We have entered into an Agreement and Plan of Merger with Catheter Precision, Inc. (“Catheter” or “Catheter Precision”) dated September 9, 2022 (the “Merger Agreement” and such transaction, the “Merger”). We cannot be certain that the Merger will be consummated or that all of the conditions precedent will be satisfied or waived in a timely manner or at all. Other than with respect to the risks entitled “Risks Related to the Merger with Catheter,” or as set forth below, the risks set forth below are with respect to us as a standalone company and our current business, prospects and operations. Should the Merger be effected, the combined company could face similar risks.

Risk Factor Summary

Risks Related to the Merger with Catheter

•	Failure to complete, or delays in completing, the Merger could materially and adversely affect our results of operations, business, financial results and/or stock price.
•	We cannot be sure if or when the Merger will be completed.
•

Because the Merger Agreement provides for the issuance to Catheter stakeholders of Ra Medical shares representing a fixed percentage of the combined company, subject to limited adjustments, we may face risks as a result of changes in our stock price during the pendency of the Merger.

•

Because of requirements in the Merger Agreement with respect to our stock price at and around the closing date, we may be unable to consummate the Merger should our closing sale price be or continue to be below $4.50, and we may seek to take additional action in order to address the closing sale price of our stock.

•

We anticipate needing to raise additional funds in order to consummate the Merger. Future sales and issuances of a substantial number of shares of our common stock or rights to purchase common stock by our stockholders in the public market are likely to result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. Such financings may have terms or rights superior to those of our shares of common stock and may not be on favorable terms to us, which could adversely affect the market price of our shares of common stock and our business or the rights of our stockholders.

•	We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.
•	If we do not successfully consummate a strategic transaction with Catheter or otherwise, our board of directors may decide to pursue a dissolution and liquidation of our company.
•	The market price of our common stock following the Merger may decline as a result of the Merger.
•	We may be targeted by securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed.
•

Litigation against us and Catheter, or the members of the board of directors of the Company or Catheter, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

•	Our and Catheter’s equity holders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.
•

Some of our and Catheter’s executive officers and directors have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

•

The ownership of the post-Merger public company’s common stock will be highly concentrated, and it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the company stock price to decline.

•

Our and Catheter’s security holders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the post-Merger public company following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.

•

The initial listing application to be filed with the NYSE American in order to continue the listing of the shares of common stock of the combined company on the NYSE American may not be approved if the combined company does not meet the initial listing standards.

•

Upon the consummation of the Merger, the Company may be a “controlled company” within the meaning of NYSE American rules and, as a result, the Company may qualify for, and may choose to rely on, exemptions from certain corporate governance requirements.

•

Our exploration of strategic alternatives for our legacy assets may not result in a successful transaction, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and stock price.

Risks Related to Our Financial Position and Need for Additional Capital

•	We require additional capital to finance our operations which may not be available on acceptable terms or at all.
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

Risks Related to Our Business and Products as a Standalone Company

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

•	Physicians and staff may not commit enough time to sufficiently learn how to use products that we currently offer.
•

The military action launched by Russian forces in Ukraine, and the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have impacted and may continue to impact, our business and results of operations, including the supply chain for the products we currently offer.

Risks Related to Government Regulation and our Industry for our Legacy Business

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

Risks Related to our Intellectual Property for our Legacy Business

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

Risks Related to Our Reliance on Third Parties for our Legacy Business

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

Risks Related to Ownership of Our Common Stock

•

The price of our stock may be volatile and could result in substantial losses for investors. Further, an active, liquid and orderly trading market for our common stock may not be sustained and we do not know what the market price of our common stock will be, and as a result it may be difficult for you to sell your shares of our common stock.

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

Risks Related to our Merger with Catheter

Failure to complete, or delays in completing, the Merger could materially and adversely affect our results of operations, business, financial results and/or stock price.

On September 9, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Catheter, Rapid Merger Sub 1, Inc., a newly-created wholly-owned subsidiary of the Company (“First Merger Sub”), and Rapid Merger Sub 2, LLC, a newly-created wholly-owned subsidiary of the Company (“Second Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the First Merger Sub will merge with and into Catheter, with Catheter being the surviving corporation (the “Post-Merger Surviving Company”) and a wholly-owned subsidiary of the Company (the “First Effective Time”), and then, immediately following the First Effective Time, and as part of the same overall transaction, the Post-Merger Surviving Company will merge with and into the Second Merger Sub (the “Second Effective Time”), with the Second Merger Sub being the surviving limited liability company (the “Post-Merger Combined Company”) (such transactions collectively, the “Merger”). Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Merger has caused and could continue to cause substantial disruptions in, and has created and may continue to create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed has affected and may continue to affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention has and may continue to be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions about working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Risks related to the failure of the proposed Merger to be consummated include, but are not limited to, the following:

•

we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of Catheter, which could have a negative effect on our stock price;

•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
•	the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•

the attention of our management and employees has and will continue to be diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;

•	we could be subject to litigation related to any failure to complete the Merger;
•

the potential loss of additional key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our stock price.

We cannot be sure if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger and/or related transactions by our shareholders and Catheter’s shareholders. In addition, in connection with the Merger Agreement and as a condition to closing, we are required to furnish to Catheter Net Cash (as defined in the Merger Agreement) greater than $8,000,000, which may require us to raise additional capital in the public markets through the sale of our securities. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions in Catheter’s favor or if other mutual closing conditions are not satisfied, Catheter will not be obligated to complete the Merger.

If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our shareholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to our shareholders as the Merger. Any future sale or merger, financing or other transaction may be subject to further shareholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect our business.

Our efforts to complete the Merger has caused and could continue to cause substantial disruptions in, and has created and may continue to create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed has affected and may continue to affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention has and may continue to be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions about working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Until the Merger is completed, the Merger Agreement restricts Catheter and us from taking specified actions without the consent of the other party, and, in regards to us, except as expressly permitted by the Merger Agreement or by applicable laws, to carry on our business in accordance with good commercial practice and in substantially the same manner as heretofore conducted. These restrictions may prevent Catheter and us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Because the Merger Agreement provides for the issuance to Catheter stakeholders of Ra Medical shares representing a fixed percentage of the combined company, subject to limited adjustments, we may face risks as a result of changes in our stock price during the pendency of the Merger.

The Merger Agreement provides for Catheter stakeholders to receive Ra Medical shares representing a fixed percentage of the combined company, with only limited adjustments.  If the public trading value of shares of our common stock changes over the period of time required to satisfy the Merger’s closing conditions, including but not limited to as a result of the impact of our financings needed to satisfy the Net Cash condition, the consideration to be issued to Catheter’s shareholders at the time of the Merger may be different from the public trading value of shares of our common stock when we entered into the Merger Agreement.

Because the Merger Agreement requires that each of (x) the last closing sale price of Ra Medical common stock prior to 4:00 p.m. (New York City time) on the last trading day prior to the closing is equal to or greater than $4.50, and (y) the average of the last closing sale price of Ra Medical common stock prior to 4:00 p.m. (New York City time) on each of the five (5) consecutive full trading days prior to the closing is equal to or greater than $4.50, then we may be unable to consummate the Merger should our closing sale price be or continue to be below $4.50, and we may seek to take additional action in order to address the closing sale price of our stock.

The Merger Agreement requires that each of (x) the last closing sale price of Ra Medical common stock prior to 4:00 p.m. (New York City time) on the last trading day prior to the closing is equal to or greater than $4.50, and (y) the average of the last closing sale price of Ra Medical common stock prior to 4:00 p.m. (New York City time) on each of the five (5) consecutive full trading days prior to the closing is equal to or greater than $4.50. If our stock is trading or continues to trade at or below $4.50, then we will not be able to consummate the potential Merger with Catheter without taking additional action, such as, but not limited to, seeking a waiver from Catheter for this closing condition, having Catheter amend the terms of its Debt Settlement Agreement, and/or amending the Merger Agreement. In each of these situations, Ra Medical and its stockholders could be asked in exchange to approve, among other terms, a modification to the Merger consideration under the Merger Agreement in order to increase the consideration to be paid to Catheter securityholders, which would reduce the equity ownership of Ra Medical stockholders in the combined entity.

We anticipate needing to raise additional funds in order to consummate the Merger with Catheter. Future sales and issuances of a substantial number of shares of our common stock or rights to purchase common stock by our stockholders in the public market are likely to result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. Such financings may have terms or rights superior to those of our shares of common stock and may not be on favorable terms to us, which could adversely affect the market price of our shares of common stock and our business or the rights of our stockholders.

We anticipate needing to raise additional funds of between $2,000,000 to $3,000,000 in order to consummate the Merger with Catheter. Future sales and issuances of a substantial number of shares of our common stock or rights to purchase common stock by our stockholders in the public market are likely to result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time, which may be at substantial discounts to the current trading price of our common stock. If we sell common stock, convertible securities or other equity securities, our stockholders are expected to be diluted by subsequent sales, and such dilution may be material to our existing stockholders.

We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our then-current shareholders will be reduced. Further, we may have to offer new investors in our equity securities rights that are superior to the holders of common stock, which could adversely affect the market price and the voting power of shares of our common stock, or affect the distribution amount that our stockholders would be able to receive in the event that we do not consummate the Merger and decide to liquidate the company and could cause our stock price to fall.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

As of October 31, 2022, we had only 6 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

If we do not successfully consummate a strategic transaction with Catheter or otherwise, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that our agreement with Catheter will result in a successfully consummated transaction. If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our shareholders, will evaluate other strategic alternatives or financing options that may be available. There is no guarantee that we will achieve any such alternatives. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision and, ultimately, such liquidation since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our Company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

The market price of our common stock following the Merger may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger for a number of reasons including, but not limited to, if:

•	investors react negatively to the prospects of the post-Merger public company’s business and prospects from the Merger;
•	the effect of the Merger on the post-Merger public company’s business and prospects is not consistent with the expectations of financial or industry analysts;
•	the post-Merger public company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts; or
•

Catheter is a private company and there is no readily determinable market value for its shares; thus, valuation of the company is inherently difficult and as a result the value ascribed to Catheter may differ from its value if there was a ready market.

Shareholder lawsuits challenging the Merger and our disclosures concerning the Merger have been filed, and may continue to be filed, that could result in substantial costs and may delay or prevent the Merger from being completed.

Shareholder lawsuits are often brought against public companies that have entered into merger agreements. As of the date of this filing of our Quarterly Report, there is one pending lawsuit challenging the Merger, as set forth in Note 12. Commitments and Contingencies of this Quarterly Report. However, shareholders may file additional lawsuits challenging the Merger. The outcome of any current or future litigation is uncertain. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. In addition, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our and Catheter’s respective businesses, financial positions and results of operation.

Litigation against us and Catheter, or the members of the board of directors of the Company or Catheter, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

While we and Catheter believe that any claims that may be asserted by purported shareholder or stockholder plaintiffs related to the Merger would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from becoming effective in a timely manner. The existence of litigation related to the Merger could affect the likelihood of obtaining any approvals that are required from our stockholders or Catheter’s stockholders. Moreover, any litigation could be time consuming and expensive, could divert our and Catheter’s management’s attention away from their regular business and, if any lawsuit is adversely resolved against either us, Catheter or members of the respective board of directors of the Company or Catheter (each of whom we or Catheter are respectively required to indemnify pursuant to indemnification agreements), could have a material adverse effect on our or Catheter’s financial condition.

Our and Catheter’s security holders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

The post-Merger public company may not be able to realize the full strategic and financial benefits currently anticipated from the Merger and if such benefits are not fully realized as a result of the Merger, then our and Catheter’s equity holders will have experienced dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the post-Merger public company.

Some of our and Catheter’s executive officers and directors have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Some of our and Catheter’s officers and directors are parties to arrangements that provide them with interests in the Merger that are different from the respective stockholders of the Company and Catheter, including, among others, service as an officer or director of the post-Merger public company following the closing of the Merger, severance and retention benefits, the acceleration of equity award vesting, the conversion of debt instruments at a preferential price, and continued indemnification.

The ownership of the post-Merger public company’s common stock will be highly concentrated, and it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the company stock price to decline.

Executive officers and directors of the post-Merger public company and their affiliates and persons that are related to such officers and directors are expected to beneficially own or control, in the aggregate, in excess of 50% of the outstanding shares of common stock of the post-Merger public company following the completion of the Merger. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the post-Merger public company assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of the post-Merger public company, even if such a change of control would benefit the other stockholders of the post-Merger public company. The significant concentration of stock ownership may adversely affect the trading price of the post-Merger public company’s common stock due to investors’ perception that conflicts of interest may exist or arise, and may adversely affect the liquidity of the post-Merger public company’s common stock. As a result, it is possible that the post-Merger combined company will satisfy the controlled company provisions of the NYSE American, in which case the combined company would not be required to satisfy all of the corporate governance requirements of the NYSE American, including without limitation, requirements that a majority of the Board be independent and that the combined company have independent compensation and nominating committees. See “--Upon the consummation of the Merger, the Company may be a “controlled company” within the meaning of NYSE American rules and, as a result, the Company may qualify for, and may choose to rely on, exemptions from certain corporate governance requirements”.

Our and Catheter’s security holders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the post-Merger public company following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.

After the completion of the Merger, the current security holders of the Company and Catheter will own a smaller percentage of the post-Merger public company than their ownership in their respective companies prior to the Merger. Immediately after the Merger, it is currently estimated that Catheter stockholders, option holders and noteholders as of immediately prior to the Merger will own approximately 79.3% of the capital stock of the post-Merger public company (including the assumption of Catheter options), with our stockholders as of immediately prior to the Merger, whose shares of our Common Stock will remain outstanding after the Merger, owning approximately 20.63% of the common stock of the post-Merger public company on a fully-diluted pro forma basis calculated via the treasury stock method. These estimates are based on the anticipated exchange ratio and are subject to adjustment as provided in the Merger Agreement, including a downwards adjustment for the Catheter stockholders, option holders and noteholders and an upwards adjustment for our stockholders, each to the extent that, and by the amount in which, we deliver Net Cash (as defined in the Merger Agreement) greater than $8,000,000.

In addition, it is a condition to the closing of the Merger that David Jenkins be appointed to our board of directors and also as our Executive Chair and Chief Executive Officer, with Will McGuire resigning from his position as our current Chief Executive Officer, and one to-be-determined current board member who will resign from our board of directors, such that our board of directors will be David Jenkins and four other of the current directors. Consequently, security holders of the Company and Catheter will be able to exercise less influence over the management, the board of directors and policies of the post-Merger public company following the closing of the Merger than they currently exercise over the management, the board of directors and policies of their respective companies.

Because the Merger will likely result in an ownership change under Section 382 of the Code for the Company, the Company’s pre-Merger net operating loss carryforwards and certain other tax attributes will be subject to limitation. The net operating loss carryforwards and certain other tax attributes of the post-Merger public company may also be subject to limitations as a result of ownership changes.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the Company’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger will likely result in an ownership change for the Company and, accordingly, the Company’s net operating loss carryforwards and certain other tax attributes will be subject to limitations on their use after the Merger. Additional ownership changes in the future could result in additional limitations on the Company’s and the post-Merger public company’s net operating loss carryforwards. Consequently, even if the post-Merger public company achieves profitability, it may not be able to utilize a material portion of the Company’s or the post-Merger public company’s net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

The initial listing application to be filed with the NYSE American in order to continue the listing of the shares of common stock of the combined company on the NYSE American may not be approved if the combined company does not meet the initial listing standards.

In order to continue the listing of the shares of common stock of the combined company on the NYSE American, the combined company must meet the NYSE American’s initial listing standards and the NYSE American must approve an initial listing application that the Company will file with the NYSE American.

The NYSE American initial listing standards require that issuers meeting one of the following tests: (1) $750,000 of pre-tax income (in either the last fiscal year or two of the three most recent years), $3 million of public float, $4 million of stockholders’ equity and a minimum share price of $3 per share; (2) $15 million of public float, $4 million of stockholders’ equity, a $3 per share price and 2 years of operating history; (3) a $50 million market cap; $15 million of public float, $4 million of stockholders’ equity, and a $2 per share price; (4) a $75 million market cap; $20 million of public float and a $3 per share price; or (5) $75 million in total assets and total revenue (in either the last fiscal year or two of the three most recent years); $20 million of public float and a $3 per share price, plus in each case either (a) 800 public stockholders and 500,000 shares of total public float; (b) 400 public stockholders and 1,000,000 shares of total public float; or (c) 400 public stockholders, 500,000 shares of total public float and a 2,000 share daily trading volume (over the past six months). In addition, the NYSE American may impose any other requirements that it deems appropriate, including without limitation, requirements as to the projected liquidity and cash flow of the combined company.

Although no assurances can be given that the combined company will meet such initial listing standards or that the NYSE American will approve such application, the Company intends for the combined company to meet the initial listing standard of the NYSE American that requires that the Company have $15 million of public float, $4 million of stockholders’ equity, a $3 per share price and 2 years of operating history. If any initial listing standard or other NYSE American requirement is not met, the NYSE American will not approve the initial listing application and the shares of common stock of the combined company will not be listed on the NYSE American upon consummation of the Merger. The Reverse Stock Split was approved by the Company’s stockholders at a special meeting on September 20, 2022, at a ratio of one new share for every 50 shares outstanding as determined by the Company’s board of directors on September 20, 2022, which was effective at 4:01 p.m. Eastern time on September 30, 2022. As a result of the Reverse Stock Split, the Company’s stock is currently trading above $3 per share, although there can be no guarantee that it will continue to do so.

If the NYSE American does not approve the initial listing application upon consummation of the Merger, the failure of the common stock of the combined company to be listed on a national securities exchange could have a material adverse effect on the combined company and its stockholders. The common stock of the combined company would be expected to trade on an over-the-counter market, which could, among other things, substantially impair the ability of the combined company to raise additional capital, result in a loss of institutional investor interest and fewer financing opportunities for the combined company, materially impair the ability of stockholders to buy and sell shares of the common stock of the combined company, and could have an adverse effect on the market price of, and the efficiency of the trading market for, the common stock of the combined company.

Upon the consummation of the Merger, the Company may be a “controlled company” within the meaning of NYSE American rules and, as a result, the Company may qualify for, and may choose to rely on, exemptions from certain corporate governance requirements.

Upon the consummation of the Merger, it is anticipated that David Jenkins, including his affiliates and affiliated entities will beneficially own more than 50% of the voting power of all of the Company’s outstanding capital stock. If such stockholder maintains that beneficial ownership, the Company will be a “controlled company” as defined in Section 801 of the NYSE American Company Guide. Under the NYSE American rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE American corporate governance requirements, including:

•	the requirement that a majority of the Company’s board of directors consists of independent directors;
•	the requirement that the Company’s directors must be nominated by a Nominating Committee composed by a majority of independent directors; and
•

the requirement that executive compensation must be determined or recommended to the Company’s board of directors for determination, by a Compensation Committee comprised of independent directors or by a majority of the independent directors on the Company’s board.

Accordingly, if the Company qualifies as a controlled company, it will elect to be treated as such and its stockholders will not be afforded the same protections generally as stockholders of other NYSE American-listed companies and will be considered “controlled” for other purposes under the Delaware General Corporation Law including Section 203, for so long as any stockholder controls more than 50% of our voting power and the Company relies upon such exemptions.

Risks Related to Our Evaluation of Strategic Alternatives for our Legacy Assets

We cannot assure you that our exploration of strategic alternatives for our legacy assets will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

In March 2022, we engaged Ladenburg Thalmann & Co. Inc. to assist us in identifying and evaluating a range of potential strategic alternatives, including an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. On September 9, 2022, we entered into a definitive agreement for a merger transaction with Catheter as described in our Current Report on Form 8-K, filed with the SEC on September 9, 2022. However, we are continuing to explore strategic options for our legacy assets. There can be no assurance that this exploration of strategic alternatives will result in us entering or completing any transaction with respect to those assets or that any resulting plans or transactions will yield additional value for shareholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on reasonable terms.

The process of exploring strategic alternatives could adversely impact our business, financial condition and results of operations. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to equity compensation, severance pay and legal, accounting and financial advisory fees. In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the board of directors from our business, could negatively impact our ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction. Further, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

If we do not consummate the Merger, we will continue to face risks related to our legacy business as described herein. There can be no assurance that we will succeed in such activities.

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

Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development and commercialization efforts. As of September 30, 2022, we had cash and cash equivalents of $13.7 million and an accumulated deficit of $197.0 million. For the nine months ended September 30, 2022, we used cash of $19.5 million in operating activities. We have experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit and expect to continue to incur net losses into the foreseeable future. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.

In the near term, we expect our recurring operational costs to decrease as a result of our cost savings initiatives. On June 6, 2022, we initiated a reduction in force (a “RIF”), in which approximately 65% of our full-time employees were immediately terminated and the non-terminated employees were offered conditional retention arrangements pursuant to which it was expected that they would continue to provide services into the third quarter of 2022. On September 2, 2022, we completed the RIF, pursuant to which an additional 20% of our employees were terminated, with effective dates ranging from August 1, 2022 to September 2, 2022. We have suspended sales of DABRA catheters. We sold or disposed of most of our inventories and property and equipment, including lasers. As a further cost savings initiative, in late October 2022, we terminated the lease at our premises at 2070 Las Palmas Drive, Carlsbad, California 92011, and entered into a month-to-month lease for a smaller space located at 5857 Owens Drive, Suite 300, Carlsbad, California 92009. Although we are continuing the follow-up for our atherectomy clinical trial, we stopped enrollment in June 2022. We have decreased or deferred capital expenditures, development and engineering activities and implemented further operating expense reduction measures. Such measures are likely to impair our ability to invest in developing, marketing and selling new and existing products. Until we are able to generate sufficient revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Additionally, we anticipate additional legal and other costs related to compliance with, and payments under, the terms of our Settlement Agreement and Corporate Integrity Agreement associated with our settlements with the Department of Justice (the “DOJ”) and the participating states. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development and these lawsuits and the government investigation, we are unable to predict when we will become profitable, and we may never become profitable.

The amount and timing of any expenditures needed to implement our commercial strategy will depend on numerous factors, including:

•	our ability to restart engineering efforts and resume manufacturing operations;
•	our ability to develop a larger diameter catheter to facilitate treatment of larger vessels more commonly seen in above-the-knee procedures;
•	the timing for completing follow-up in our clinical trial for an atherectomy indication for use;
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

Risks Related to Our Business and Products as a Standalone Company

The risks set forth below related to Ra Medical are with respect to Ra Medical as a standalone company and the operation of its legacy business should we restart our operations and resume our legacy business. Should the merger be effected, some of these risks may also apply to the combined company.

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

If we are to continue as a standalone company, our success will depend in large part on DABRA. If we are unable to successfully manufacture, market and sell DABRA, our business prospects will be significantly harmed.

If we are to continue as a standalone company, our future financial success will depend substantially on our ability to effectively and profitably manufacture, market and sell DABRA. We have recently significantly reduced the component of our workforce that was responsible for the manufacturing, marketing and sales of DABRA. The commercial success of DABRA will depend on a number of factors, including the following:

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

•	our ability to properly support DABRA usage with our own qualified personnel or our ability to properly train and support our customers to use the DABRA system effectively on their own;
•	the availability of coverage and adequate levels of reimbursement under private and governmental health insurance plans for DABRA-based procedures;
•	our ability to obtain, maintain, and enforce our intellectual property rights in and to DABRA;
•	our ability to achieve and maintain compliance with regulatory requirements applicable to DABRA;
•	our ability to continue to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices, or cGMP;
•	whether we are required by the FDA or comparable non-U.S. regulatory authorities to conduct additional clinical trials for future or current indications; and
•	our ability to restart engineering efforts and resume manufacturing operations.

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

We incurred losses from continuing operations of $4.8 million and $18.7 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of $197.0 million. If we restart our operations, we expect to continue to incur significant manufacturing, product development, regulatory and other expenses to obtain regulatory clearances or approvals for our products in additional jurisdictions and for additional indications, to develop new products or add new features to any of our products, and to defend, cooperate and resolve pending lawsuits and government investigation, as applicable. In addition, our general and administrative expenses have increased due to legal proceedings, and we expect these costs to continue due to the additional costs associated with being a public company. The losses that we incur may fluctuate significantly from period to period. We will need to generate significant revenue in order to achieve and sustain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for an extended period of time. Our failure to achieve or maintain profitability would have a material adverse effect on our business, financial condition, and results of operations and could negatively impact the value of our common stock.

If we restart manufacturing operations and our manufacturing facilities become damaged or inoperable, or we are required to vacate the facilities, our ability to manufacture and sell our products and to pursue our research and development efforts may be jeopardized.

Our facilities and equipment, or those of our suppliers, could be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, fires, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, extreme weather conditions, medical epidemics, and other natural or man-made disasters, pandemics, epidemics, or other business interruptions, for which we are predominantly self-insured. Any of these may render it difficult or impossible for us to manufacture products for an extended period of time. If our facility is inoperable for even a short period of time, the inability to manufacture our current products, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, lower revenue and the loss of customers, which would have a material adverse effect on our business, financial condition, and results of operations. Furthermore, it could be costly and time-consuming to repair or replace our facility and the equipment we use to perform our research and development work and manufacture our products. We also rely on third-party component suppliers, and our ability to obtain commercial supplies of our products could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption, which would have a material adverse effect on our business, financial condition, and results of operations.

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

If we renew our legacy business and DABRA is not cleared or approved for new indications, our commercial opportunity will be limited.

As part of our legacy business, we marketed and sold DABRA for use as a tool in the treatment of vascular blockages resulting from lower extremity vascular disease. Although physicians, in the practice of medicine, may prescribe or use marketed products for uncleared or unapproved indications, manufacturers may promote their products only for the cleared or approved indications and in accordance with the provisions of the cleared or approved label. However, if we renew our legacy business, one of our strategies in the future may be to pursue additional vascular indications for DABRA. Submitting the required applications for additional indications will require substantial additional funding beyond our cash and cash equivalents as of September 30, 2022. We cannot assure you that we will be able to successfully obtain clearance or approval for any of these additional product indications through the application process or that a premarket FDA submission may not be necessary.

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

From time to time we are involved in and may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action, and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, we have previously been a party to securities class action and shareholder derivative litigation and other litigation as set forth in Legal Proceedings. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition, and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

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

If we pursue our legacy business, in order to increase our revenue over the longer term, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

At October 31, 2022, we had six full-time employees. In the second quarter of 2022, we initiated a RIF, in which approximately 65% of our full-time employees were immediately terminated, and the non-terminated employees were offered conditional retention arrangements pursuant to which it was expected that they would continue to provide services through the third quarter of 2022. The RIF was completed on September 2, 2022, resulting in an additional 20% of our employees being terminated, with effective dates ranging from August 1, 2022 to September 2, 2022.

The future financial performance of our legacy business and our ability to successfully market and sell our products depends, in part, on our ability to hire and retain qualified personnel and to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

Employment of social media as part of our marketing strategy could give rise to regulatory violations, liability, fines, breaches of data security or reputational damage.

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

Risks Related to Government Regulation and our Industry for our Legacy Business

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

The medical device industry is now experiencing greater scrutiny and regulation by federal, state and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices, and product quality management. For example, as discussed above, on December 28, 2020, we entered into a Settlement Agreement with the DOJ to resolve a civil False Claims Act investigation and related civil action, and in connection with the Settlement Agreement, we also have reached agreements that resolve previously disclosed related investigations conducted by certain state attorneys general. Under the Settlement Agreement, and the agreements with the participating states, we are required to make an initial payment of $2.5 million, of which we paid $2.4 million in December 2020 and $0.1 million in April 2021. We also may be required to make additional payments in the future upon the achievement of revenue targets or consummating a change-in-control transaction, such as the

Merger with Catheter. We also entered into a 5-year Corporate Integrity Agreement with the OIG. The Settlement Agreement does not include a release for any conduct other than the Covered Conduct or any criminal liability related to the Covered Conduct. This settlement and our ongoing obligations under the Corporate Integrity Agreement may result in greater and continuing governmental scrutiny of our business in the future.

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

Risks Related to our Intellectual Property for our Legacy Business

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

Risks Related to Our Reliance on Third Parties for our Legacy Business

We depend on third-party suppliers for key components and sub-assemblies used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate components and sub-assemblies could harm our business.

We have experienced inconsistencies in our DABRA catheter performance. We may encounter unforeseen situations that would result in delays or shortfalls in manufacturing, including as a result of the ongoing military conflict between Russia and Ukraine. Key components and sub-assemblies of DABRA would be provided by a limited number of suppliers, and we may not maintain large inventory levels of these components and sub-assemblies. For example, we would rely on a limited number of suppliers for the Thyratron used to manufacture our lasers. If we experience a shortage in any of these components or sub-assemblies, we would need to identify and qualify new supply sources, which could increase our costs, result in manufacturing delays, and cause delays in the delivery of our products.

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

Prior to our listing on the New York Stock Exchange in September 2018, there was no public market for shares of our common stock. Although our common stock is listed on the NYSE American, the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active trading market for our shares may not be sustained in the future. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report, these factors include:

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

As of December 31, 2021, we had net operating loss carryforwards, or NOLs, of approximately $39.2 million for federal income tax purposes, and $41.2 million for state income tax purposes. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We have completed an IRC Section 382 analysis regarding the limitation of net operating losses through December 31, 2020 and determined that an ownership change occurred in May 2020. The effect of the ownership change is reflected in the NOL balances as of December 31, 2020. The Company calculated the limitation on net operating losses and other tax attributes and reduced the value of the deferred tax assets resulting in a tax expense impact of $20.8 million. The tax expense was offset by a tax benefit recorded on the reduction in valuation allowance recorded for the deferred tax assets for the year ended December 31, 2020. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Ownership changes that materially limit our use of our historical NOLs could harm our future operating results by effectively increasing our future U.S federal income tax and state income tax obligations. In addition, as a result of the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, however, the deductibility of our federal NOLs generated in such years will be limited to 80% of taxable income if utilized in taxable years beginning after December 31, 2020. Federal net operating losses incurred in years beginning before January 1, 2018 are subject to a twenty-year carryforward but are not limited to 80% of taxable income. See Risk Factors — Because the Merger will likely result in an ownership change under Section 382 of the Code for the Company, the Company’s pre-Merger net operating loss carryforwards and certain other tax attributes will be subject to limitation. The net operating loss carryforwards and certain other tax attributes of the post-Merger public company may also be subject to limitations as a result of ownership changes.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2022, we had 1,423,367 outstanding shares of our common stock.

In connection with our February 2022 equity offering, July 2022 warrant repricing and 2020 equity offerings, we issued warrants to investors and our placement agents and, in connection with the sale of the Dermatology Business in 2021, we issued a warrant to the broker. We had an aggregate 1,150,686 warrants outstanding as of September 30, 2022. We have an effective shelf registration statement and had an ATM offering thereunder until January 18, 2022 and a second effective ATM offering thereunder from September 2, 2022 through October 7, 2022. During the year ended December 31, 2021, we sold 76,223 shares of common stock under the first ATM offering. No shares were sold under the first ATM offering during 2022. As of September 30, 2022, we had sold 333,184 shares of common stock under the second ATM offering. In addition, pursuant to our 2018 Equity Incentive Plan, or 2018 Plan, equity incentive awards representing up to an aggregate of 8,207 shares of our common stock were available for issuance to our employees, directors and consultants as of September 30, 2022. The 2018 Plan includes an annual increase in the number of shares available for future grant each year pursuant to the “evergreen” provision of our 2018 Plan. Additionally, pursuant to our 2018 Employee Stock Purchase Plan, or ESPP, no shares were available for sale under our ESPP as of September 30, 2022. The ESPP was paused after the end of the contribution period in May 2022. The ESPP includes an annual increase in the number of shares available for sale under our ESPP each year pursuant to the “evergreen” provision of our ESPP. In addition to the increase in shares available to grant in 2022 due to the “evergreen” provisions contained in the 2018 Plan and the ESPP, in the first quarter of 2020 we adopted the 2020 Inducement Equity Incentive Plan for the purpose of attracting, retaining and incentivizing employees in furtherance of our success. On adoption, 640 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards and 180 shares were available for issuance as of September 30, 2022. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

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

We are subject to the continued listing requirements of the NYSE American. If we are unable to comply with such requirements, our common stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

Shares of our common stock are currently listed on the NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. On August 31, 2022, we received a deficiency letter from the NYSE American indicating that we are not in compliance with Section 1003(f)(v) of the NYSE American Company Guide, because shares of our common stock have been selling for a low price per share for a substantial period time. If we fail to regain compliance with the NYSE American continued listing standards by February 28, 2023, the NYSE American will commence delisting proceedings.

If the NYSE American delists our shares of common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our common stock would qualify to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage;
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our shares of common stock are listed on the NYSE American, our shares of common stock qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on the NYSE American, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

Recent Sales of Unregistered Securities

On July 22, 2022, we reduced the exercise price of all Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants, or the Existing Warrants, that were issued in our February 2022 underwritten public offering from $25.00 per share to $14.00, or the Warrant Repricing. Following the Warrant Repricing, we entered into warrant inducement offer letters, or the Inducement Letters, with certain investors to immediately exercise up to approximately 0.4 million of the Existing Warrants held by such investors, or the Inducement Offer. In consideration for exercising the Existing Warrants, pursuant to the terms of the Inducement Letters, we issued to the investors a new Series C Common Stock Purchase Warrant, or the Series C Warrant, if the investor exercised a Series A Warrant or a new Series D Common Stock Purchase Warrant, or the

Series D Warrant, and together with the Series C Warrants, collectively the New Warrants, if the investor exercised a Series B Warrant, in each case, to purchase up to a number of shares of common stock equal to 100% of the number of shares of common stock issued pursuant to the immediate exercise of the corresponding Series A Warrants and Series B Warrants, as applicable. The Series C Warrants have an exercise price of $14.00 and a term of five years, and the Series D Warrants have an exercise price of $14.00 and a term of seven years. We received aggregate gross proceeds of approximately $6.2 million from the exercise of the Series A Warrants which resulted in the issuance of an aggregate of approximately 0.4 million shares of common stock, together with the corresponding issuance of Series C Warrants exercisable for approximately 0.4 million shares of common stock. None of the Series B Warrants were exercised pursuant to the Inducement Offer. The New Warrants and the shares underlying the New Warrants were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act and were unregistered at the time of issuance. The shares issued upon exercise of the Series A Warrants were registered in our February 2022 underwritten public offering. While the shares underlying the Series C Warrants were registered following the Inducement Offer, the Series C Warrants themselves have not been registered.

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

2.1

Agreement and Plan of Merger, dated September 9, 2022, by and among Ra Medical Systems, Inc., Rapid Merger Sub 1, Inc., Rapid Merger Sub 2, LLC and Catheter Precision, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on September 12, 2022).

3.1	Bylaws Amendment (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on August 17, 2022).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ra Medical Systems, Inc., dated as of September 20, 2022 (incorporated by reference to Exhibit 3.1 of Company’s Form 8-K filed on September 20, 2022).

4.1	Form of Series C Warrant offered in July 2022 (incorporated by reference to Exhibit 4.1 of Company’s Form 8-K filed on July 22, 2022).

4.2	Form of Series D Warrant offered in July 2022 (incorporated by reference to Exhibit 4.2 of Company’s Form 8-K filed on July 22, 2022).

10.1	Consulting Agreement by and between the Company and Brian Conn dated as of May 25, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K file on July 18, 2022).

10.2	Form of Warrant Inducement Offer Letter Form (incorporated by reference to Exhibit 10.1 of Company's Form 8-K filed on July 22, 2022).

10.3

Non-Binding Summary of Proposed Terms by and between Ra Medical Systems, Inc. and Catheter Precision, Inc. dated as of July 18, 2022 (incorporated by reference to Exhibit 10.2 of Company’s Form 8-K filed on July 22, 2022).

10.4	Amendment to Letter Agreement by and between the Company and Brian Conn dated as of August 10, 2022 (incorporated by reference to Exhibit 10.1 of Company’s Form 8-K filed on August 12, 2022).

10.5	At Market Issuance Sales Agreement by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 of Company’s Form 8-K filed on September 2, 2022).

10.6

Form of Support Agreement, by and among the Company, Catheter Precision, Inc. and directors, officers and certain shareholders of the Company (incorporated by reference to Exhibit 10.1 of Company’s Form 8-K filed on September 12, 2022).

10.7

Form of Lock-Up Agreement, by and among the Company, Catheter Precision, Inc. and directors, officers and certain shareholders of the Company and certain stockholders of Catheter Precision, Inc. (incorporated by reference to Exhibit 10.2 of Company’s Form 8-K filed on September 12, 2022).

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

RA MEDICAL SYSTEMS, INC.

(Registrant)

Date: November 14, 2022	By:	/s/ Brian Conn
Brian Conn
Interim Chief Financial Officer