Form 10-Q
period 2023-03-31
Ra Medical Systems, Inc.
filed 2023-06-02
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-38677

Ra Medical Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3661826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1670 Highway 160 West, Suite 205 Fort Mill, South Carolina	29708
(Address of principal executive offices)	(Zip Code)

(973) 691-2000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, par value $0.0001 per share	RMED	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐    No ☒

As of the close of business on May 30, 2023, the registrant had 5,367,674 shares of common stock, par value $0.0001 per share, outstanding.

RA MEDICAL SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RA MEDICAL SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$12,218	$15,859
Accounts receivable, net	80	—
Inventories	70	—
Prepaid expenses and other current assets	388	977
Total current assets	12,756	16,836
Property and equipment, net	56	—
Operating lease right-of-use assets	129	—
Intangible assets, net	35,563	—
Other non-current assets	5	—
TOTAL ASSETS	$48,509	$16,836

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$580	$92
Accrued expenses	3,822	7,484
Current portion of operating lease liabilities	51	—
Total current liabilities	4,453	7,576
Royalties payable	8,105	—
Operating lease liabilities	88	—
Total liabilities	12,646	7,576
Commitments and contingencies (see Note 16)
Stockholders' Equity
Series A preferred stock, $0.0001 par value, 10,000,000 shares authorized; 7,203 and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Series X preferred stock, $0.0001 par value, 15,404 shares authorized; 14,650 and 12,675 shares issued and outstanding, respectively at March 31, 2023 and 0 shares issued and outstanding at December 31, 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 5,267,092 and 2,160,950 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	307,400	214,397
Accumulated deficit	(271,537)	(205,137)
Total stockholders' equity	35,863	9,260
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,509	$16,836

See accompanying notes to unaudited condensed consolidated financial statements

RA MEDICAL SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Product sales	$85	$9
Cost of revenues
Product sales	10	31
Service and other	—	64
Total cost of revenues	10	95
Gross profit (loss)	75	(86)
Operating expenses
Selling, general and administrative	10,233	2,302
Research and development	240	3,115
Loss on impairment of goodwill	56,086	—
Total operating expenses	66,559	5,417
Operating loss	(66,484)	(5,503)
Other income, net
Interest income	69	—
Other income, net	15	8
Total other income, net	84	8
Loss from operations before income taxes	(66,400)	(5,495)
Income taxes	—	—
Net loss	$(66,400)	$(5,495)
Deemed dividends from the warrant inducement offer	(800)	-
Net loss attributable to common stockholders	$(67,200)	$(5,495)
Net loss per share attributable to common stockholders, basic and diluted	$(24.65)	$(13.71)
Weighted average common shares used in computing net loss per share, basic and diluted	2,726,442	400,749

See accompanying notes to unaudited condensed consolidated financial statements

RA MEDICAL SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(Unaudited)

	Series A Preferred Stock		Series X Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	—	$—	2,160,950	$—	$214,397	$(205,137)	$9,260
Common stock issued upon exercise of options	—	—	—	—	301,746	—	179	—	179
Restricted stock awards cancelled	—	—	—	—	(25)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,394	—	1,394
Issuance of Series X preferred stock in merger	—	—	14,650	—	—	—	82,925	—	82,925
Conversion of Series X preferred stock	—	—	(1,975)	—	1,974,905	—	—	—	—
Issuance of instruments in connection with private placement, net	7,203	—	—	—	497,908	—	7,360	—	7,360
Common stock issued upon exercise of warrants, net	—	—	—	—	331,608	—	1,145	—	1,145
Net loss	—	—	—	—	—	—	—	(66,400)	(66,400)
Balance at March 31, 2023	7,203	$—	12,675	$—	5,267,092	$—	$307,400	$(271,537)	$35,863

	Series A Preferred Stock		Series X Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	140,200	$—	$191,945	$(178,272)	$13,673
Common stock and warrants issued, net	—	—	—	—	504,958	—	9,740	—	9,740
Warrants exercised	—	—	—	—	1,000	—	25	—	25
Vesting of restricted stock units and awards	—	—	—	—	159	—	—	—	—
Restricted stock awards cancelled	—	—	—	—	(289)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	165	—	165
Net loss	—	—	—	—	—	—	—	(5,495)	(5,495)
Balance at March 31, 2022	—	$—	—	$—	646,028	$—	$201,875	$(183,767)	$18,108

See accompanying notes to unaudited condensed consolidated financial statements

RA MEDICAL SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,400)	$(5,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	56,086	—
Depreciation and amortization expense	1,444	186
Stock-based compensation	1,394	165
Accretion of royalties payable	513	—
Loss on disposals of property and equipment	—	36
Changes in operating assets and liabilities:
Accounts receivable	(9)	(5)
Inventories	(18)	(73)
Prepaid expenses and other assets	612	(240)
Right-of-use asset and liability	5	(65)
Other non-current assets	3	—
Accounts payable	(434)	(256)
Accrued expenses	(5,051)	(2,822)
Accrued interest - related parties	(198)	—
Net cash used in operating activities	(12,053)	(8,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(37)	—
Cash acquired as part of business combination	15	—
Net cash used in investing activities	(22)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	179	12,670
Payments of offering costs related to the issuance of common stock and warrants	—	(1,519)
Proceeds from exercise of warrants	1,326	25
Payments of costs related to the exercise of warrants	(181)	—
Payments of convertible promissory notes	(250)	—
Proceeds from the private placement of securities	8,000	—
Payments of offering costs related to the private placement of securities	(640)	—
Net cash provided by financing activities	8,434	11,176
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,641)	2,607
CASH AND CASH EQUIVALENTS, beginning of period	15,859	15,045
CASH AND CASH EQUIVALENTS, end of period	$12,218	$17,652
SUPPLEMENTAL CASH FLOW INFORMATION
Unpaid offering costs	$—	$1,411
Non-cash consideration for Catheter acquisition (Note 3)	$82,925	$—
Cash payments for interest	$181	$—

See accompanying notes to unaudited condensed consolidated financial statements

Note 1. Organization and Nature of Operations

The Company

Ra Medical Systems, Inc. ("Ra Medical" or the “Company”) is a medical device company that owns intellectual property related to an advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases. Its excimer laser and single-use catheter system, together referred to as the DABRA Excimer Laser System (“DABRA”), is used as a tool in the treatment of peripheral artery disease. The Company paused all engineering and manufacturing activities during the third quarter of 2022, including the development of a version of the DABRA catheter that is compatible with a standard interventional guidewire. The Company also paused research to prove the feasibility of using a DABRA-derived catheter technology to fracture calcium in arteries in a procedure known as lithotripsy. On July 5, 2022, the Company announced the receipt of FDA 510(k) clearance for the DABRA 2.0 catheter as part of the DABRA Excimer Laser System. The Company suspended sales of DABRA during the year ended December 31, 2022 and currently has no plans to commercialize DABRA 2.0. The Company was formed on September 4, 2002 in the state of California and reincorporated in Delaware on July 14, 2018.

On January 9, 2023, the Company completed its acquisition of Catheter Precision, Inc., previously a privately-held Delaware corporation (“Catheter”), which is focused on the cardiac electrophysiology market and now is a wholly-owned subsidiary of the Company, (the "Merger"). Following the Merger, the Company began focusing on the field of cardiac electrophysiology, see Note 3, Business Combination. Catheter’s primary product is the View into Ventricular Onset, (“VIVO” or “VIVO System”). VIVO is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. The VIVO system has achieved a CE Mark allowing it to be commercialized in the European Union and has been placed at several hospitals in Europe. FDA 510(K) clearance in the United States was received and the Company began a limited commercial release of VIVO in 2021.

In addition, our LockeT, a suture retention device, is a sterile, Class I product that was registered with the FDA in February 2023, at which time we began initial shipments to distributors. LockeT is indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure, and it is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently.

Clinical studies for LockeT are planned to begin during 2023. These studies are planned to show the product’s effectiveness and benefits, including faster wound closure, earlier ambulation, potentially leading to early hospital discharge, and cost analysis. This data is intended to provide crucial data for marketing and to expand our indications for use with the FDA.

Prior to 2018, Catheter sold the AMIGO remote catheter system (the “AMIGO” or “AMIGO System”) which provides for accurate positioning, manipulation and stable control of catheters for use by electrophysiologists in the diagnosis and treatment of abnormal heart rhythms known as cardiac arrhythmias. The Company owns the intellectual property related to the AMIGO System.

Reverse Stock Split

On September 20, 2022, the Company’s board of directors approved a reverse stock split ratio of 1-for-50 (the “Reverse Stock Split”). On October 3, 2022, the effective date of the Reverse Stock Split, the number of the Company’s issued and outstanding shares of common stock decreased from 68.2 million shares to 1.4 million shares. The number of authorized shares and par value per common share remained unchanged. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. The unaudited condensed consolidated financial statements, which includes the accompanying notes to the unaudited condensed consolidated financial statements, have been retrospectively adjusted to reflect the Reverse Stock Split of the Company’s common stock for all periods presented.

Going Concern

As of March 31, 2023, the Company had cash and cash equivalents of approximately $12.2 million. For the three months ended March 31, 2023, the Company used approximately $12.1 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of March 31, 2023, the Company had an accumulated deficit of approximately $271.5 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company invests in its commercial capabilities. Additional costs associated with the Merger paid during the year ended December 31, 2022 and during the three months ended March 31, 2023 have substantially depleted the Company’s cash. Following the Merger with Catheter, management further reduced staff and other costs while assuming the operating costs of Catheter. Of the Company’s cash flows used in operating activities of $12.1 million, much of these cash outflows are related to the Merger and are non-recurring in nature. Specifically, the Company paid approximately $5.0 million in settlement costs that had been accrued as of December 31, 2022. See Note 9, Accrued Expenses. Management will continue to monitor its operating costs and seek to reduce its current liabilities. Such actions may impair its ability to proceed with certain strategic activities, and it may be unsuccessful at negotiating existing liabilities to the Company’s benefit. In January 2023, the Company raised gross proceeds of $1.3 million from a Warrant Repricing and, in March 2023, the Company completed a Private Placement and raised gross proceeds of $8.0 million See Note 12, Equity Offerings. If expected revenues are not adequate to fund our planned expenditures, or if the Company is unsuccessful at raising cash through future capital transactions, it may be required to reduce its spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company may be required to raise additional cash through debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all.

Management believes its current cash reserves will be sufficient to fund the Company’s operations for the next twelve months, beginning May 30, 2023. These accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Ra Medical and Catheter. All intercompany transactions have been eliminated in consolidation. The financial results of Catheter are included in the unaudited condensed consolidated financial statements from the date of completion of the Merger, to March 31, 2023.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP"). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of as of March 31, 2023. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2023.

Use of Estimates

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements are based upon a number of estimates including, but not limited to, the accounting for the Catheter business combination (Note 3), allowance for credit losses, evaluation of impairment of long-lived assets, valuation of long-lived assets and their associated estimated useful lives, reserves for warranty costs, evaluation of probable loss contingencies, fair value of preferred stock and warrants issued, and the fair value of equity awards granted.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent highly liquid investments with maturities of 90 days or less at the date of purchase. Credit risk related to cash and cash equivalents are based on the creditworthiness of the financial institutions at which these funds are held. The Company has cash balances at financial institutions which throughout the year may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Segment Reporting

The Company operates in one business segment, which is the marketing, sales and development of medical technologies focused in the field of cardiac electrophysiology.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents primarily represent funds invested in readily available checking and money market accounts. The Company maintains deposits in financial institutions in excess of federally insured limits of $250,000, in the amount of $11.5 million at March 31, 2023. To reduce its risk associated with the failure of such financial institution, the Company evaluates the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits.

Foreign Currency Transaction Gain or Loss

The Company measures the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and property and non-monetary assets and liabilities are converted at historical rates.

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

Fair Value of Financial Instruments

Cash equivalents, prepaid expenses, trade accounts receivable, accounts payable, and accrued expenses are reported on the unaudited condensed consolidated balance sheets at carrying value which approximates fair value due to the short-term maturities of these instruments.

As of March 31, 2023 and December 31, 2022, respectively, the Company had cash equivalents measured at fair value on a recurring basis using Level 1 inputs. As of March 31, 2023, cash equivalents of $11.7 million were comprised of $11.4 million in a money market mutual fund, $0.3 million of money market funds, and $20 thousand of certificates of deposit. As of December 31, 2022, cash equivalents of $1.7 million were comprised of $1.4 million of money market funds and $0.3 million of certificates of deposit.

Accounts Receivable

Trade accounts receivable are presented net of allowances for credit losses. Prior to the legacy Ra Medical discontinuation of sales of catheters in June 2022, the Company sold its catheters directly to distributors or physicians and maintained an allowance for credit losses for balances that appeared to have specific collection issues. The collection process was based on the age of the invoice and required attempted contacts with the customer at specified intervals. Delinquent accounts receivable were charged against the allowance for credit losses once the Company determined the amounts were uncollectible. The factors considered in reaching this determination were the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers deteriorated, resulting in an impairment of their ability to make payments, additional allowances might have been required.

As a result of and in connection with the Merger, the Company's revenue streams are derived from the legacy Catheter revenue streams, and as such the accounts receivable policy for the post-Merger entity is described below.

The Company records accounts receivable at the invoiced amount less an allowance for any expected uncollectible accounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all reasonable collection efforts have been made.

The following table shows the activity in the accounts receivable for the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable, net - balance at beginning of period	$—	$21
Accounts receivable acquired in business combination	80	—
Change in provision for credit losses	—	(21)
Accounts receivable, net - balance at end of period	$80	$—

The following table shows the activity in the allowance for credit losses for the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Balance at beginning of period	$152	$131
Provision for credit losses	—	21
Balance at end of period	$152	$152

As of March 31, 2023, the entire allowance for credit losses is related to legacy Ra Medical receivables.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company reduced the carrying value of inventories for those items that were potentially excess, obsolete or slow-moving based on changes in customer demand, technological developments or other economic factors. There were no inventory obsolescence charges for the three months ended March 31, 2023 and 2022.

Effective June 6, 2022, the Company’s board of directors approved a staggered reduction in force (“RIF”). On September 2, 2022, the Company completed the RIF. The purpose of the RIF was to preserve capital with the goal of maximizing the opportunities available to the Company in furtherance of the board of directors’ review of strategic alternatives. As a result of the RIF, the Company paused all engineering and manufacturing activities during the third quarter of 2022.

Prior to the RIF (as defined above), the Company’s catheters were manufactured in-house and each catheter was tested at various stages of the manufacturing process for adherence to quality standards. Catheters that did not meet functionality specification at each test point were destroyed and immediately written off, with the expense recorded in cost of revenues in the unaudited condensed consolidated statements of operations. Once manufactured, completed catheters that passed quality assurance, were sent to a third-party for sterilization and sealed in a sterile container. Upon return from the third-party sterilizer, a sample of catheters from each batch were re-tested. If the sample tests were successful, the batch was accepted into finished goods inventory. If the sample tests were unsuccessful, the entire batch was written off, with the expense recorded in cost of revenues in the unaudited condensed consolidated statements of operations.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Machinery and equipment	2-10 years
Computer hardware and software	2-5 years
VIVO DEMO/Clinical Systems	2 years
Furniture and fixtures	5 years

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

Impairment of Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment when certain events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. Should the sum of the undiscounted expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. There were no impairment charges for long-lived assets for the three months ended March 31, 2023 and 2022.

Goodwill

Goodwill, which represents the excess of purchase price of Catheter over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company reviews goodwill for possible impairment annually during the fourth quarter, or whenever events or circumstances indicate that the carrying amount may not be recoverable.

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using a combination of an income and market approach. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgement. Pursuant to Accounting Standards Update (''ASU'') 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. There were impairment charges of $56.1 million recognized during the three months ended March 31, 2023, see Note 8, Goodwill, for additional details.

Royalty Liability

On January 9, 2023, prior to the consummation of the Merger, Catheter entered in an agreement with its Convertible Promissory Noteholders (“Noteholders”), which substantially consisted of amounts due to David A. Jenkins, previously Catheter's Chairman of the Board of Directors and, currently, Ra Medical's Executive Chairman of the Board of Directors, to forgive all accrued interest and future interest expense in exchange for a future royalty right. The Company will pay to the Noteholders a total royalty equal to approximately 12% of net sales of its Surgical Vessel Closing Pressure Device, commencing upon the first commercial sale, through December 31, 2035. The royalty payable has an estimated fair value of approximately $7.9 million as of March 31, 2023. The fair value was calculated using a discounted cash flow method which utilized a discount rate of 27%.

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

The warranty accrual is included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets. Warranty expenses are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Changes in estimates to previously established warranty accruals resulted from current period updates to assumptions regarding repair and product recall costs and are included in current period warranty expense.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments contain features that qualify as embedded derivatives.

Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statements of operations for each period.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“mezzanine equity”). The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

 Revenue Recognition

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), and all related appropriate guidance. The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The Company measures revenue based upon the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation. Under Topic 606, revenue is recognized when a customer obtains control of promised goods. To achieve this core principal, the Company applies the following five steps:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

Subsequent to the Merger, the Company’s primary product is the VIVO System. The VIVO System offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. In addition to the VIVO System, customers are provided with VIVO Positioning Patch Sets, which are custom patches, that are used in conjunction with the VIVO System to complete the intended output of the VIVO System. The delivery of the VIVO System, including the VIVO Positioning Patch Sets represents the Company’s primary performance obligation. The Company recognizes revenue upon the delivery of the VIVO system. The Company also provides customers with the option to pay for software upgrades in advance at the time of the contract's inception. Software upgrades are stand-ready services, whereby the Company will provide software upgrade services to the customer when and as upgrades are available. Terms of the period covered by the payment of software upgrades in advance can range from one year to multiple years. Customers have the option to renew terms covered by software upgrades at the end of each term. The stand-ready software upgrades represent the Company's second separate performance obligation and revenue is recognized over the term of the period.

The Company invoices the customers after physical possession and control of the VIVO System is transferred to the customer and recognizes revenue upon delivery. The timing of payment for the corresponding invoices is dependent upon the credit terms identified in each contract. The Company invoices customers who pay for software upgrades in advance in conjunction with the invoice for the delivery of the VIVO System, and subsequent renewals of software upgrades are invoiced at the inception of the term. Revenue for these stand-ready services is recognized evenly over the term of the upgrade period, consistently with similar stand-ready services under Topic 606. Similar to the delivery of the VIVO System, the timing of payment for the corresponding invoices is dependent upon the credit terms identified in each contract.

Legacy Ra Medical Revenue

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

The Company recognized revenue associated with the usage agreements and catheter supply arrangements in accordance with Topic 606 since (i) the contract primarily included variable payments, (ii) the catheters were priced at their standalone selling price, and (iii) the laser equipment was insignificant in the context of the contract. Revenue was recognized when the performance obligation was satisfied which was generally upon shipment of the catheter.

The Company had $85 thousand and $9 thousand in product sales during the three months ended March 31, 2023 and 2022, respectively.

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net product sales, while all other shipping and handling costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Advertising and Marketing

Advertising costs are expensed as incurred and included in sales and marketing expense. Advertising costs were $0.2 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively.

Patents

The Company expenses patent costs, including related legal costs, as incurred and records such costs as selling, general and administrative expenses in the accompanying statements of operations.

Research and Development

Major components of research and development costs include personnel expenses, stock-based compensation, consulting, supplies and clinical trial expenses. Research and development expenses are charged to operations in the period incurred.

Stock-Based Compensation

The Company records stock-based compensation expense associated with stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) issued to employees, members of the Company’s board of directors and consultants in accordance with the authoritative guidance for stock-based compensation. The Company evaluates whether an award should be classified and accounted for as a liability award or equity award for all stock-based compensation awards granted. The cost of an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing valuation model (“Black-Scholes model”) which incorporates various assumptions including expected term, volatility and risk-free interest rate, and is recognized as expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the respective award. Share-based compensation for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized, and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

As a result of the Merger, all unvested legacy Catheter stock options were subject to accelerated vesting and therefore became fully vested, as of the closing date of the business combination. Ra Medical recognized the fair value of the replacement options as included in consideration transferred to the extent they do not exceed the fair value of the equivalent Catheter options. Any incremental fair value was recognized in compensation expense in the post-combination period, with this recognized as a Day 1 expense due to the Catheter options becoming fully vested concurrent with the closing of the business combination.

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

Basic and Diluted Net Loss Per Share of Common Stock

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. A net loss cannot be diluted so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents include warrants, stock options and non-vested restricted stock awards and restricted stock units using the treasury stock method, Series A Convertible Preferred Stock, Series X Convertible Preferred Stock, along with the effect, if any, from outstanding convertible securities. See Note 11, Net loss per share.

Net loss attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed dividends declared. The Company recorded a deemed dividend for the modification of existing warrants and issuance of new warrants during the three months ended March 31, 2023 of $0.8 million. The deemed dividend is added to the net loss in determining the net loss available to common stockholders.

Recently Announced Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2022-03 on its unaudited condensed consolidated financial statements.

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

Note 3. Business Combination

On January 9, 2023, the Company completed the acquisition of Catheter (the "Merger") for the purpose of acquiring Catheter’s existing and developing product lines based on unique electrophysiology technology.

Pursuant to the Merger Agreement, all Catheter common stock shares issued and outstanding and convertible promissory notes, representing an aggregate principal of $25.2 million, were converted into a right to receive 14,649.591 shares of a new class of the Company’s preferred stock, designated Series X Convertible Preferred Stock. Additionally, all outstanding stock options to purchase Catheter common stock were assumed and converted into options to purchase approximately 753,699 shares of the Company's common stock.

The total purchase consideration for the Merger was $82.9 million which represents the sum of the (i) estimated fair value of the 14,649.591 Series X Convertible Preferred Stock issued and (ii) the portion of the estimated fair value of $3.1 million representing the Company stock options issued as replacement of Catheter share-based payment awards as required under Topic 805.

The fair value of the Series X Convertible Preferred Stock includes certain discounts applied to the closing stock price of the Company, on January 9, 2023, of $6.41 per share.

The following table summarizes the preliminary estimated fair value of the consideration associated with the Merger (in thousands, except share data):

Description	Fair Value as of January 9, 2023
Fair value of 14,649.591 Series X convertible preferred stock issued	$79,840
Fair value of Catheter’s fully vested stock options	3,085
Total Purchase Price	$82,925

The Merger is being accounted for as a business combination in accordance with Topic 805. The Company estimated the fair values of the assets acquired and liabilities assumed in the Merger. These values have been prepared based on preliminary estimates of the fair value of the consideration paid, assets acquired and liabilities assumed. Differences between these preliminary estimates and the final acquisition accounting may occur and these differences could be material.

The following table summarizes the preliminary purchase price allocations relating to the Merger (in thousands):

Description	Fair Value
Assets acquired:
Cash and cash equivalents	$15
Accounts receivable	71
Inventories	52
Prepaid expenses and other current assets	23
Property and equipment, net	26
Lease right-of-use assets	119
Other assets	8
Developed technology	35,080
Customer relationships	220
Trademarks	1,700
Goodwill	56,086
Total assets acquired	$93,400

Liabilities assumed:
Accounts payable	$922
Accrued expenses	1,389
Lease liability - current portion	37
Interest payable	198
Convertible promissory note	250
Lease liability - net of current portion	87
Royalties payable	7,592
Total liabilities assumed	10,475
Total purchase price	$82,925

All intangible assets acquired are subject to amortization and their associated estimated acquisition date fair values and estimated useful lives are as follows (in thousands except for estimated useful life which is in years):

Intangible Assets	Estimated Fair Value	Estimated Useful Life
Developed technology- Vivo	$8,020	8
Developed technology- LockeT	27,060	6
Customer relationships	220	5
Trademark- Vivo	1,480	9
Trademark- LockeT	220	8
	$37,000

Topic 805 requires that an acquirer in a business combination report provisional amounts when measurements are incomplete as of the end of the reporting period covering the business combination. In accordance with Topic 805, the acquirer has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. The measurement period provides companies with a reasonable period of time to determine the value of the identifiable assets acquired, liabilities assumed, and the consideration transferred for the acquiree. In accordance with Topic 805, the measurement period ends as soon as the acquirer receives all necessary information about the facts and circumstances that existed as of the acquisition date for the provisional amounts or has otherwise learned that more information is not obtainable. However, the measurement period cannot exceed one year from the acquisition date. Topic 805 requires that measurement period adjustments be recognized in the reporting period in which the adjustment amount is determined.

In accordance with ASC Topic 805-10-25-15, the acquirer in a business combination has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. The measurement period provides companies with a reasonable period of time to determine the value of identifiable tangible and intangible assets acquired, liabilities assumed, and the consideration transferred for the acquiree. In accordance with ASC Topic 805-10-25-14, the measurement period ends when the acquirer receives all necessary information about the facts and circumstances that existed as of the acquisition date for the provisional amounts (or otherwise learns that more information is not obtainable); however, the measurement period cannot exceed one year from the acquisition date.

As of the date of this Quarterly Report, management is still in the process of evaluating the estimated fair value of the consideration transferred in the Merger. In addition, management is still evaluating the allocation of the acquisition purchase price to the tangible and intangible assets acquired, liabilities assumed, and the resulting goodwill.  Management’s analysis of these items has not yet been completed because of the inherent complexities of estimating fair values of (1) the Company’s Series X Preferred Stock, for which no readily determinable fair value exists, issued in the Merger, and (2) assets and technologies developed by Catheter, an early-stage company with limited commercial history.  Therefore, the business combination amounts presented in Note 3 were determined by management based on its consideration of all currently available information; however, management has not fully completed its business combination analysis and such amounts must be considered provisional amounts.  Notwithstanding the above, as described in Note 8, management determined that there were indicators of asset impairment during the quarterly period ended March 31, 2023, and assessed the carrying values of the Company’s intangible assets and goodwill.

Transaction costs incurred in connection with this business combination amounted to approximately $1.7 million during the three months ended March 31, 2023.

Pro Forma Financial Information

The following table represents the revenue, net loss and net loss per share effect of the acquired company, as reported on a pro forma basis as if the acquisition occurred on January 1, 2022. These pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the first day of the period presented, nor does the pro forma financial information purport to represent the results of operations for future periods. The following information for the three months ended March 31, 2023 and 2022 is presented in thousands except for the per share data:

	Three Months Ended March 31,
	2023	2022
Revenues	$88	$95
Net loss	(66,570)	(6,967)
Net loss attributable to common stockholders	(67,370)	(6,967)
Basic and diluted net loss per share – on a pro forma basis (unaudited)	$(13.56)	(2.17)

Note 4. Royalties Payable

LockeT Royalty

On January 9, 2023, the Company entered into an agreement with the Convertible Promissory Noteholders (“Noteholders”) to forgive all accrued interest and future interest expense in exchange for a future royalty right. The Company will pay to the Noteholders a total royalty equal to approximately 12% of net sales of its Surgical Vessel Closing Pressure Device ("LockeT"), commencing upon the first commercial sale, through December 31, 2035. The royalty payable has an estimated fair value of approximately $7.4 million. The remaining accrued interest for the notes not converted at closing of the Merger was paid on February 9, 2023.

AMIGO System Royalty

During 2006 and 2007, Catheter entered into two investment grant agreements with a non-profit foundation for the purpose of funding the initial development of Catheter's AMIGO System receiving a total of $1.6 million from the foundation.

The agreement calls for the payment of the following sales-based royalties, by Catheter, to the foundation, upon successful commercialization of the AMIGO System:

Royalty Percentage	Until Royalty Payment Reaches a Total of
4%	$1,589,500
2%	$3,179,000
1%	In perpetuity

There was no royalty expense recorded for the three months ended March 31, 2023 and 2022, respectively in relation to the AMIGO System. No royalties have been paid or are currently payable under the agreements.

See table below for roll forward of the royalty payable for the three months ended March 31, 2023:

Balance at beginning of period	$—
AMIGO royalty payable recognized in connection with the Merger	160
LockeT royalty payable recognized in connection with the Merger	7,432
Accretion of LockeT royalty payable	513
Balance at end of period	$8,105

Note 5. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$38	$—
Finished goods	32	—
Inventories	$70	$—

Note 6. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Machinery and equipment	$20	$—
Computer hardware and software	14	—
VIVO DEMO/Clinical Systems	52	—
Property and equipment, gross	86	—
Accumulated depreciation	(30)	—
Property and equipment, net	$56	$—

Depreciation expense was $7 thousand and $115 thousand for the for the three months ended March 31, 2023 and 2022, respectively.

Note 7. Intangible Assets

The following table summarizes the Company’s intangible assets as of March 31, 2023:

	Estimated Useful Life in Years	Gross Carrying Amount at January 9, 2023	Accumulated Amortization	Net Book Value at Net Book Value at March 31, 2023
Developed technology ‐ Vivo	8	$8,020	$(251)	$7,769
Developed technology ‐ Locket	6	27,060	(1,127)	25,933
Customer relationships	5	220	(11)	209
Trademarks/trade names ‐ Vivo	9	1,480	(41)	1,439
Trademarks/trade names ‐ Locket	8	220	(7)	213
		$37,000	$(1,437)	$35,563

As of December 31, 2022 the Company did not have any intangible assets.

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense, included within selling, general and administrative expenses, relating to the purchased intangible assets was $1.4 million and $0 for the three months ended March 31, 2023 and 2022, respectively.

Note 8. Goodwill

In connection with the Merger, the excess of the purchase price over the estimated fair value of the net assets assumed of $56.1 million was recognized as goodwill.

The Company tests Goodwill for impairment at the reporting unit level annually in the fourth quarter or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Due to a sustained decrease in the Company’s share price during the three months ended March 31, 2023, the Company concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists and required the Company to assess if impairment exists as of March 31, 2023, and if so, the extend of the impairment. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which resulted in the carrying amount of the reporting unit exceeding the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company recorded an impairment charge of $56.1 million related to goodwill for the three months ended March 31, 2023. The Company utilized a combination of an income and market approach to assess the fair value of the reporting unit as of March 31, 2023. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions while the guideline public company market approach considered marketplace earnings multiples from within a peer public company group. The Company recorded the impairment charge of $56.1 million within loss on impairment of goodwill in the condensed consolidated statement of operations. As of March 31, 2023, cumulative goodwill impairment charges of $56.1 million were incurred related to the Company’s single reporting unit.

The following is a roll forward of goodwill as of and for the three months ended March 31, 2023:

Beginning balance, January 1, 2023	$-
Goodwill recognized in connection with the Merger (Note 3)	56,086
Impairment charge	(56,086)
Ending balance, March 31, 2023	$-

Note 9. Accrued Expenses

Resignation of CEO

On April 17, 2023, the Company received the resignation of Will McGuire from his positions as Chief Executive Officer and Secretary, and as a member of the Board of Directors, effective April 28, 2023, for personal reasons, see Note 18, Subsequent Events. The Board of Directors has established a search committee consisting of Susanne Meline and James Caruso to identify a new Chief Executive Officer. Until a new Chief Executive Officer is identified, David Jenkins, Executive Chairman of the Board, will serve as interim Chief Executive Officer and as the Company’s principal executive officer, effective April 28, 2023.

In connection with Mr. McGuire’s resignation, he and the Company entered into a second amendment to his change in control and severance agreement, which among other things, clarified that the amount of Mr. McGuire’s severance payment would be based on his 2022 base salary and bonus opportunity, and provided that he would not receive Cobra coverage following his termination of employment. Mr. McGuire will receive a severance payment of approximately $1.75 million pursuant to his change in control and severance agreement. Because management believed a loss was probable under related agreements, as of March 31, 2023, the Company accrued for $1.75 million in relation to the severance.

Accrued expenses and accrued severance consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Legal expenses	$177	$5,195
Offering costs	1,356	1,356
Compensation and related benefits	63	369
Warranty expenses	192	192
Accrued severance (see Note 18)	1,750	—
Other accrued expenses	284	372
Accrued expenses	$3,822	$7,484

Activity in the product warranty accrual is included in accrued expenses in the unaudited condensed consolidated balance sheets and consisted of the following (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance at beginning of period	$192	$195
Claims satisfied	—	(3)
Balance at end of period	$192	$192

The accrued warranty balances at March 31, 2023 and December 31, 2022 relate to the voluntary recall of catheters, which was initiated in September 2019.

Note 10. Leases

For the three months ended March 31, 2023 and 2022, operating lease expense and cash paid were $15 thousand and $108 thousand, respectively, and $16 thousand and $110 thousand, respectively. Variable costs were insignificant for the three months ended March 31, 2023 and 2022.

The Company's lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an imputed rate, which was used in a portfolio approach to discount its real estate lease liabilities. Management used an estimated incremental borrowing rate of 11.09% for all leases that commenced prior to January 1, 2023. For leases entered into during the three months ended March 31, 2023, management used an estimated incremental borrowing rate of 10.00%.

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases, as of March 31, 2023:

Weighted average remaining lease term (in years) – operating leases	2.51
Weighted average discount rate – operating leases	10.91%

California Operating Lease

The Company had an operating lease for office and manufacturing space which required it to pay base rent and certain utilities. Monthly rent expense was recognized on a straight-line basis over the term of the lease which expires in 2027. At March 31, 2022, the remaining lease term was 5.75 years. The operating lease was included on the condensed balance sheets at the present value of the lease payments at a 7% discount rate which approximates the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment, as the lease did not provide an implicit rate.

On October 24, 2022, the Company entered into a lease termination agreement (the “Lease Termination Agreement”) with the landlord, pursuant to which it terminated the lease agreement for its office and manufacturing space in Carlsbad, California, effective October 28, 2022. In accordance with the terms of the Lease Termination Agreement, the Company agreed to (i) release its right to the security deposit of approximately $36 thousand previously paid to the landlord and (ii) pay a $0.3 million lease termination fee to the landlord. As a result of the Lease Termination Agreement, the Company wrote-off its operating lease right-of-use asset, operating lease liability and security deposit, resulting in a non-cash gain of approximately $0.1 million. The lease termination fee of $0.3 million was paid on October 31, 2022.

South Carolina Office Lease Agreement

On September 27, 2022, Catheter entered into a lease agreement for office space located in Fort Mill, South Carolina. The space will be used for office and general use. The term of the lease is 38 months which began on October 1, 2022, and which includes two months of free rental from the commencement date of the lease. The lease contains two separate 36 month renewal periods, which require 180 days notice of the Company's intention to exercise. As of the date of these financial statements, the Company does not intend to exercise either of the two extension options. Total rent is $3,773 per month for the first ten months following the two months of free rental, with annual increases on the anniversary of the effective date. The Company has adopted the practical expedient under Topic 842, which permits the Company to account for each separate lease component of a contract and its associated non-lease components as a single lease payment. As a result, beginning at lease inception on October 1, 2022, the Company will recognize both the lease payments and associated common area maintenance payments as a single lease payment. The Company estimated an incremental borrowing rate of 11.09% for this lease agreement.

New Jersey Office Lease Agreement

On December 7, 2022, Catheter entered into a lease agreement for office space located in Augusta, New Jersey. The space will be used for office and general use. The term of the lease is 24 months which began on January 1, 2023. The lease contains one 24 month renewal period, which requires 9 months’ notice if the Company intends to exercise. Total rent is $1,207 per month throughout the term of the lease agreement.

Future lease payments for all lease obligations for the following five fiscal years and thereafter are as follows:

Period ending December 31:	Operating Lease
Remainder of 2023	$62
2024	65
2025	49
Total minimum lease payments	176
Less effects of discounting	(53)
Present value of future minimum lease payments	$123

Right-of-use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheets as follows:

	As of March 31, 2023	As of December 31, 2022
Assets
Lease right-of-use assets	$129	$—
Total lease assets	129	—

Liabilities
Current liabilities:
Lease liability - current portion	51	—
Non-current liabilities:
Lease liability, net of current portion	88	—
Total lease liability	$139	$—

Note 11. Net Loss per Share

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

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at March 31, 2023 consisted of Series A convertible preferred stock of 7,203 shares, Series X convertible preferred stock of 12,675 shares, warrants of 11,148,858, stock options of 452,908, restricted stock awards of 556, and restricted stock units of 26.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at March 31, 2022 consisted of warrants of 1,126,599, stock options of 2,128, restricted stock awards of 3,298, restricted stock units of 993 and Employee Stock Purchase Plan shares of 333.

Net loss attributable to common stockholders consists of net loss, as adjusted for deemed dividends.  The Company recorded a deemed dividend for the modification of existing warrants and issuance of the Series E warrants of $0.8 million during the three months ended March 31, 2023.

Note 12. Equity Offerings

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

The Company entered into an agreement with a former placement agent that, subject to satisfaction of the requirements contained therein, called for a cash tail fee payable based on capital raised from certain investors for a definitive time following the expiration of the agreement. The accrued cash tail fee of approximately $0.9 million related to the Offering is included in accrued expenses in the condensed consolidated balance sheet as of December 31, 2022 and March 31, 2023. Additionally, the agreement called for the issuance of a warrant to purchase approximately 33,000 shares of common stock at an exercise price of $31.25 per share. Such warrant would be immediately exercisable and expire five years from the date issued. This warrant was originally valued at approximately $0.4 million on the date of the Offering using the Black-Scholes model based on the following assumptions: expected volatility of 93.25%, risk-free interest rate of 1.81%, expected dividend yield of 0% and an expected term of 5 years. On the date of the Warrant Repricing, this warrant was revalued at approximately $0.4 million using the Black-Scholes model based on the following assumptions: expected volatility of 98.9%, risk-free interest rate of 2.87%, expected dividend yield of 0% and an expected term of 4.6 years. This warrant has not been issued by the Company as of the date of this Quarterly Report.

Warrant Inducement Offer

On January 9, 2023, the Company reduced the exercise price of certain existing warrants (the “Existing Warrants”), exercisable for 331,608 shares of the Company’s common stock held by a certain investor (the “Investor”), with exercise prices ranging from $14.00 to $526.50 per share to $4.00 per share (the “Warrant Repricing”). In connection with the Warrant Repricing, the Company entered into a warrant inducement offer letter (the “Inducement Letter”), with the Investor pursuant to which it would exercise up to all of the 331,608 Existing Warrants (the “Inducement Offer”). In consideration for exercising the Existing Warrants pursuant to the terms of the Inducement Letter, the Company received approximately $1.3 million in gross proceeds. The Company paid the placement agent aggregate cash fees of approximately $0.2 million related to the Inducement Offer which represented 8.0% of the gross proceeds received from the Inducement Offer plus other offering costs resulting in net proceeds to the Company of $1.1 million.  In consideration for exercising the Existing Warrants pursuant to the terms of the Inducement Letter, the Company issued the Investor a new Series E common stock purchase warrant, or Series E Warrant (the “Series E Warrant”), to purchase 331,608 shares of common stock at an exercise price of $4.00 per share. The Series E Warrant is exercisable for five years from the date of stockholder approval. Exercise of the Series E Warrant in full was subject to approval of the pre-closing holders of Ra Medical’s stockholders which was obtained at the Stockholders’ Meeting. The incremental fair value of the repriced warrants amounted to $0.3 million and the fair value of Series E warrant totaled $1.9 million.  The relative fair values of such amounts were recorded to additional paid-in capital concurrent with the exercise of the Existing Warrants.

As a result of the Warrant Repricing and Inducement Offer, the Company presents a deemed dividend for the modification of Existing Warrants and issuance of the Series E Warrants during the three months ended March 31, 2023 of $0.8 million. The deemed divided was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations.

As of March 31, 2023, the Company had 11,148,858 shares of common stock reserved for issuance pursuant to the warrants issued by the Company at a weighted average exercise price of $5.39.

Private Placement

On January 9, 2023, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) for a private placement (“Private Placement”), with the Investor. Pursuant to the Securities Purchase Agreement, the Investor agreed to purchase, for an aggregate purchase price of approximately $8.0 million, (a) Class A units at a price that is the lower of $3.00 per unit and 90% of the 5 day volume weighted average price of the Company’s common stock immediately prior to obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants (as each are defined below), each consisting of one share of common stock, one Series F common stock purchase warrant, or Series F Warrant, and one Series G common stock purchase warrant, or Series G Warrant, and together with the Series F Warrants (the “PIPE Warrants”) and (b) Class B units at a price of $1,000 per unit, each consisting of one share of a new series of the Company’s preferred stock, designated as Series A Convertible Preferred Stock (the “PIPE Preferred Stock”), par value $0.0001, and one Series F Warrant and one Series G Warrant for each share of the Company’s common stock underlying the PIPE Preferred Stock (each share of which is convertible into a number of shares of the Company’s common stock equal to $1,000 divided by the lower of $3.00 and 90% of the 5 day volume weighted average closing price of the Company’s common stock immediately prior to the obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants, or the Preferred Conversion Rate. The closing under the Securities Purchase Agreement and the sale and issuance of the Class A units and Class B units (and the issuance of any underlying common stock) were approved at the Stockholders’ Meeting. At the closing of the Private Placement, the Company issued 497,908 Class A units for proceeds of approximately $0.9 million and 7,203 Class B units for proceeds of approximately $7.1 million which are convertible into up to 4,501,060 shares of common stock, as well as the issuance of warrants described below.

The PIPE Warrants, including 4,999,093 Series F warrants and 4,999,093 Series G warrants, are exercisable at an exercise price of $3.00 per share, subject to adjustments as provided under the terms of the PIPE Warrants. The PIPE Warrants are exercisable at any time on or after the closing date of the Private Placement until the expiration thereof, except that the PIPE Warrants cannot be exercised if, after giving effect thereto, the purchaser would beneficially own more than 4.99%, or the Maximum Percentage, of the outstanding shares of common stock of the Company, which Maximum Percentage may be increased or decreased by the purchaser with written notice to the Company to any other percentage specified not in excess of 9.99%. The Series F Warrants have a term of two years from the date of stockholder approval, and the Series G Warrants have a term of six years from the date of stockholder approval. The Series F Warrants and Series G Warrants were approved at the Stockholders’ Meeting.

The Series F warrants and Series G warrants were valued in aggregate at approximately $5.5 million using the Black-Scholes model based on the following assumptions:

	Series F	Series G
Risk-free interest rate	3.8%	3.4%
Volatility	80.0%	74.0%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	2.0	6.0

The proceeds from the Securities Purchase Agreement were allocated to the equity instruments issued based on their relative fair values and recorded in additional paid-in capital.

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

Note 13. Preferred Stock

Series X Convertible Preferred Stock

As described in Note 3, above, pursuant to the Merger Agreement, all Catheter common stock shares issued and outstanding and convertible promissory notes, representing an aggregate principal of $25.2 million, were converted into a right to receive 14,649.591 shares of a new class of the Company’s preferred stock, designated Series X Convertible Preferred Stock.

Series X Preferred Stock has no voting rights prior to the conversion into Common Stock. While there are no voting rights of the Series X Preferred Stock, there are protective rights regarding the sales of the company, change of control, etc.

On March 21, 2023, the Company held a special meeting of stockholders (the “Stockholders’ Meeting”), at which the stockholders approved, among other things, the issuance of 1,974,905 shares of common stock upon the conversion of 1,974.905 of Series X Preferred Stock which were issued upon the closing of the Merger see Note 3, Business Combination. The remaining 12,674.687 shares of Series X Preferred Stock are expected to remain outstanding until at least July 9, 2024, and will convert thereafter up to 12,674,687 shares of common stock, only if the Company meets the initial listing standards of the NYSE American or another national securities exchange or are delisted from the NYSE American.

Also, through at least July 9, 2024, the ability to convert the Series X Preferred Stock will be subject to a beneficial ownership conversion “blocker” that prevents the holder from acquiring shares of Ra Medical common stock by converting the Series X Preferred Stock to the extent that such shares would result in the holder having, post-conversion, beneficial ownership of common stock above a pre-set threshold (the “Beneficial Ownership Blocker”).

Series A Convertible Preferred Stock

As described in Note 12, on January 9, 2023, the Company entered into a Securities Purchase Agreement for a Private Placement, with the Investor. Pursuant to the Securities Purchase Agreement, the Investor agreed to purchase, for an aggregate purchase price of approximately $8.0 million, (a) Class A units at a price that is the lower of $3.00 per unit and 90% of the 5 day volume weighted average price of the Company’s common stock immediately prior to obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants, each consisting of one share of common stock, one Series F common stock purchase warrant, or Series F Warrant, and one Series G common stock purchase warrant, or Series G Warrant, and together with the Series F Warrants (the “PIPE Warrants”) and (b) Class B units at a price of $1,000 per unit, each consisting of one share of a new series of the Company’s preferred stock, designated as Series A Convertible Preferred Stock (the “PIPE Preferred Stock”), par value $0.0001, and one Series F Warrant and one Series G Warrant for each share of the Company’s common stock underlying the PIPE Preferred Stock (each share of which is convertible into a number of shares of the Company’s common stock equal to $1,000 divided by the lower of $3.00 and 90% of the 5 day volume weighted average closing price of the Company’s common stock immediately prior to the obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants, or the Preferred Conversion Rate. The closing under the Securities Purchase Agreement and the sale and issuance of the Class A units and Class B units (and the issuance of any underlying common stock) were approved at the Stockholders’ Meeting. At the closing of the Private Placement, the Company issued 497,908 Class A units for proceeds of approximately $0.9 million and 7,203 Class B units for proceeds of approximately $7.1 million which are convertible into up to 4,501,060 shares of common stock, as well as the issuance of certain warrants.

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

Note 14. Stock-Based Compensation

2018 Equity Incentive Plan

In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”) which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. Stock options granted under the 2018 Plan generally vest one-fourth on the first anniversary of the vesting commencement date with the balance vesting monthly over the remaining three years. Restricted stock units granted under the 2018 Plan generally vest one third on the first anniversary of the vesting commencement date and one sixth every six months thereafter such that the award will be fully vested on the third anniversary of the vesting commencement date. As of March 31, 2023 and December 31, 2022, 9,041 and 8,552 shares of common stock, respectively, were reserved for future issuance pursuant to the 2018 Plan. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year equal to the lesser of (1) 1,305 shares; (2) 5% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or 3) such other amount as the Company’s board of directors may determine.

2020 Inducement Equity Incentive Plan

In March 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) for the purpose of attracting, retaining and incentivizing employees in furtherance of the Company’s success. The 2020 Plan was adopted without stockholder approval pursuant to Rule 303A.08 of the New York Stock Exchange. The 2020 Plan is used to offer equity awards as material inducements for new employees to join the Company. Upon adoption of the 2020 Plan, 640 shares of common stock were reserved for the granting of inducement stock options, restricted stock awards, restricted stock units and other forms of equity awards. As of March 31, 2023 and December 31, 2022, 181 shares of common stock were reserved for future issuance under the 2020 Plan.

Stock Options Assumed in Merger (See Note 3, Business Combination)

At the closing of the Merger, (a) each outstanding share of Catheter common stock and $25,215,000 in Catheter convertible promissory notes were converted into the right to receive 14,649.591 of Ra Medical Series X Convertible Preferred Stock, and b) each outstanding option to purchase Catheter common stock that had not previously been exercised prior to the closing of the Merger was assumed and converted into options to purchase 753,699 shares of Ra Medical Common Stock (“Replacement Options”). Additionally, no Catheter options were amended in connection with the Merger. All the Replacement Options vested in accordance with the original terms of the grants in place at the time of the Merger. As a result, $3,085,000 of purchase price consideration, which represented the estimated fair value of Catheter’s assumed stock options, and $1,374,000 of stock-based compensation expense, which represents the excess of the estimated fair value of the Replacement Options over the assumed Catheter stock options, were recognized upon the closing of the Merger.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	990	$11,405
Options assumed in Catheter Merger	753,699	$1	—	—
Options exercised	(301,746)	$1	—	—
Canceled/forfeited	(35)	$1,525	—	—
Outstanding at March 31, 2023	452,908	$26	3.40	$—
Vested and expected to vest at March 31, 2023	452,908	$26	3.40	$—
Exercisable at March 31, 2023	452,824	$26	3.40	$—

The Company did not grant any stock options during the three months ended March 31, 2023.

Restricted Stock Units

The following is a summary of the restricted stock unit activity for the 2018 Plan for the three months ended March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	61	$450.46
Vested	(26)	$333.00
Forfeited	(9)	$1,129.10
Outstanding at March 31, 2023	26	$1,912.56

Restricted Stock Awards

A summary of the restricted stock award activity for the three months ended March 31, 2023 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	948	$248.48
Vested	—	$—
Forfeited	(392)	$177.90
Outstanding at March 31, 2023	556	$298.23

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

For the three months ended March 31, 2023 and 2022, cash received from the exercise of purchase rights under the ESPP was approximately $0 and $0.1 million, respectively. The Company paused the ESPP in May 2022.

As of March 31, 2023, the Company had issued 950 shares of common stock since inception of the ESPP, and no shares were reserved for future issuance.

Stock-based compensation expense recorded in operating expenses was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative	$1,394	$113
Research and development	—	49
Stock-based compensation in operating expenses	$1,394	$162

Stock-based compensation of approximately $0 and $3 thousand was capitalized to property and equipment and inventory during the three months ended March 31, 2023 and 2022, respectively.

Total unrecognized estimated stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized at March 31, 2023 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period (in years)
Stock options	$62	—
Restricted stock awards	$96	0.6
Restricted stock units	$7	0.8

Note 15. Income Taxes

The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended March 31,	Year Ended December 31,
	2023	2022

Reported income tax expense rate	0%	(0.1%)

The Company did not record an income tax provision for the three months ended March 31, 2023 and 2022. The Company recorded an income tax expense for the twelve months ended December 31, 2022, primarily due to minimum state taxes.

At December 31, 2022, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $54.5 million and $47.8 million, respectively. The state NOL carryforwards begin expiring in 2030. Use of these NOL carryforwards may be significantly limited under the tax rules regarding the use of losses 27 following an ownership change under Internal Revenue Code (“IRC”) Section 382. Management performed a Section 382 analysis regarding the limitation of net operating losses through December 31, 2020 and determined that ownership changes occurred in May 2020. The Company believes further ownership changes occurred during each of the years ended December 31, 2022 and 2021. Accordingly, utilization of the Company’s NOLs is subject to an annual limitation for federal tax purposes under IRC Section 382. Due to the changes in control, the Company estimated that all of its $54.5 million federal NOL carryforwards are effectively eliminated, in accordance with IRC Section 382. In addition, $40.8 million of its $47.8 million in state NOL carryforwards is also eliminated. As a result of these eliminations, the Company’s federal and state NOLs were reduced to zero and $6.9 million, respectively, before taking into consideration the valuation allowance.

In addition, for all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is not more likely than not that its net deferred tax assets will not be realized. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance.

The acquisition of Catheter Precision Inc was treated as a stock purchase for U.S. tax purposes in the first quarter of 2023. As such, the Company recorded deferred tax assets and liabilities on its U.S. tax attributes. The Company continues to use its deferred tax liabilities as a source of income against a portion of its deferred tax assets. A valuation allowance was recorded for the portion of the deferred tax assets that are not more-likely-than-not to be realized.

As part of the Tax Cuts and Jobs Act of 2017 (TCJA), beginning with the Company's 2022 tax year, the Company is required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the U.S. will be amortized over 15 years. This provision has not had a significant impact to the consolidated financial statements.

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

Pursuant to the terms of the Settlement Agreements, (a) if the Company’s revenue exceeds $10 million in any of fiscal years 2021-2024, the Company is also required to pay for the corresponding year: $500,000 for 2021, $750,000 for 2022, $1 million for 2023, and $1.25 million for 2024; (b) if the Company is acquired or is otherwise involved in a change in control transaction (as defined in the Settlement Agreement) before the end of 2024, the Company was required to pay an additional settlement amount of $5 million, plus 4% of the value attributed to the Company in the transaction, so long as the attributed value is in excess of $100 million, with the total change in control payment never to exceed $28 million; and (c) if the Company’s obligations under the Settlement Agreements are avoided by bankruptcy, the U.S. may rescind the releases and bring an action against the Company in which the Company agrees is not subject to an automatic stay, is not subject to any statute of limitations, estoppel or laches defense, and is a valid claim in the amount of $56 million, minus any prior change in control payments. As a result of the Merger, the Company recorded $5.0 million related to the Settlement Agreements as of December 31, 2022, which is included in accrued expenses in the accompanying balance sheet as of December 31, 2022.

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

Note 17. Employee Benefit Plan

In January 2019, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Under the terms of the 401(k) Plan, all full-time employees were eligible to make voluntary contributions as a percentage or defined amount of compensation. The Company made matching contributions based on 100% of each employee’s contribution up to 3% and 50% of contributions between 3% and 5%, with the match-eligible contribution limited to 4% of the employee’s eligible compensation. The Company cancelled the 401(k) Plan effective March 10, 2023. The Company’s expense related to the matching contributions was approximately $0 and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Note 18. Subsequent Events

Resignation of CEO

On April 17, 2023, the Company received the resignation of Will McGuire from his positions as Chief Executive Officer and Secretary, and as a member of the Board of Directors, effective April 28, 2023, for personal reasons.  The Board of Directors has established a search committee consisting of Susanne Meline and James Caruso to identify a new Chief Executive Officer. Until a new Chief Executive Officer is identified, David Jenkins, Executive Chairman of the Board, will serve as interim Chief Executive Officer and as the Company’s principal executive officer, effective April 28, 2023.

In connection with Mr. McGuire’s resignation, he and the Company entered into a second amendment to his change in control and severance agreement, which among other things, clarified that the amount of Mr. McGuire’s severance payment would be based on his 2022 base salary and bonus opportunity, and provided that he would not receive Cobra coverage following his termination of employment. Mr. McGuire will receive a severance payment of approximately $1.75 million pursuant to his change in control and severance agreement. As of March 31, 2023, the Company determined that it was probable that the change in control would occur. Because management believed a loss was probable under related agreements, as of March 31, 2023 the Company accrued for $1.75 million in relation to the severance. The Company paid the severance in full on May 12, 2023.

Entry into Lease Agreement

On March 19, 2023, the Company entered into a 36 month lease agreement in Park City, Utah effective May 1, 2023. The rent expense under the agreement is $3,203 per month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

References to “we”, “us”, “our” and “the Company” refer to Ra Medical Systems, Inc.

Overview

Ra Medical Systems, Inc., or Ra Medical, was reincorporated in Delaware in July 2018. Ra Medical was initially formed to develop, commercialize and market its advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases.

On January 9, 2023, Ra Medical completed its acquisition of Catheter Precision, Inc., (“Catheter”), a privately held Delaware corporation pursuant to an Amended and Restated Agreement and Plan of Merger, or the Merger Agreement. Under the terms of the Merger Agreement, Catheter merged into a wholly owned subsidiary of Ra Medical, in a stock-for-stock and notes payable merger transaction, or the Merger (we refer to the post-merger combined company as the “Company”).  The total estimated purchase consideration for the Merger was $82.9 million which represents the sum of the (i) estimated fair value of the 14,649.591 Series X Convertible Preferred Stock issued and (ii) portion of the estimated fair value of the $3.1 million representing the Company stock options issued as replacement of Cather share-based payment awards.

The Company’s primary business focus now relates to Catheter’s historical business and products. Catheter’s primary product is the View into Ventricular Onset or VIVOTM, (“VIVO” or “VIVO System”). VIVO is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. The VIVO system has achieved a CE Mark allowing it to be commercialized in the European Union and has been placed at several hospitals in Europe. FDA 510(K) clearance in the United States was received, and the Company began a limited commercial release of VIVO in 2021.

Pre-Merger Operations

Ra Medical owns intellectual property related to an advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases. The Destruction of Arteriosclerotic Blockages by laser Radiation Ablation, or DABRA, laser and single-use catheter, together referred to as the DABRA Excimer Laser System or DABRA, was developed as a tool in the treatment of Peripheral Artery Disease which commonly occurs in the legs. Ra Medical also previously marketed the Pharos laser which was used to treat proliferative skin conditions. Ra Medical completed the sale of its Pharos laser business, or Dermatology Business, to STRATA Skin Sciences, Inc. on August 16, 2021.

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

As a result of the RIF and the board of directors’ review of strategic alternatives, Ra Medical paused all engineering activities in June 2022. On July 5, 2022, Ra Medical announced the receipt of FDA 510(k) clearance for the DABRA 2.0 catheter as part of the DABRA Excimer Laser System. This catheter includes a braided over jacket to make the catheter more robust and more kink-resistant when navigating tortuous anatomy. This catheter also has a six-month shelf life as a result of multiple design and manufacturing remediations implemented to address prior limitations. Ra Medical has ceased marketing the DABRA Excimer Laser System and does not currently intend to commercialize the DABRA 2.0 catheter.

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

Our primary product is the VIVO™ System. We are focused on the design, market development and usage adoption of our VIVO System by cardiac electrophysiologists to enhance their ability to diagnose and treat cardiac arrhythmias. We have completed development, received regulatory clearance, and initiated sales of the VIVO System in the U.S. and Europe.

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

In addition, our LockeT, a suture retention device, is a sterile, Class I product that was registered with the FDA in February 2023, at which time we began initial shipments to distributors. LockeT is indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure, and it is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently.

Clinical studies for LockeT are planned to begin during 2023. These studies are planned to show the product’s effectiveness and benefits, including faster wound closure, earlier ambulation, potentially leading to early hospital discharge, and cost analysis. This data is intended to provide crucial data for marketing and to expand our indications for use with the FDA.

Prior to 2018, Catheter marketed the AMIGO® Remote Catheter System, or the AMIGO or AMIGO System, which provides for accurate positioning, manipulation, and stable control of catheters for use by electrophysiologists in the diagnosis and treatment of abnormal heart rhythms known as cardiac arrhythmias. Amigo was designed for use during the ablation procedure, to allow the physician to remotely navigate standard commercially available catheters, with stability and precision, and maintains catheter locations within the heart while decreasing radiation exposure and avoiding long periods standing bedside in heavy protective lead aprons. AMIGO has been used in over 2,000 procedures in the U.S. and Europe and has been well received by leading experts in the field of EP. We own the intellectual property related to AMIGO, and this product is under consideration for future research and development of a generation 2 product.

Recent Developments

Settlement Agreements with the Department of Justice and Participating States

On December 28, 2020, Ra Medical entered into a settlement agreement with the U.S., acting through the DOJ and on behalf of the OIG, and other settlement agreements with certain state attorneys general, collectively the Settlement Agreements, to resolve investigations and a related civil action concerning its marketing of the DABRA laser system and DABRA-related remuneration to certain physicians. Pursuant to the terms of the Settlement Agreements, if Ra Medical was acquired or was otherwise involved in a change in control transaction (as defined in the Settlement Agreements) before the end of 2024, Ra Medical was required to pay a settlement amount of $5.0 million. As a result of the Merger, Ra Medical made payments of $4.7 million and $0.3 million to the DOJ and participating states, respectively, in February 2023. Such amounts were included in accrued expenses in the balance sheet at December 31, 2022.

Warrant Inducement Offer

On January 9, 2023, we reduced the exercise price of certain existing warrants, or the Existing Warrants, exercisable for 331,608 shares of Ra Medical common stock held by a certain investor (the “Investor”), with exercise prices ranging from $14.00 to $526.50 per share to $4.00 per share, or the Warrant Repricing. In connection with the Warrant Repricing, we entered into a warrant inducement offer letter, or the Inducement Letter, with the Investor pursuant to which it would exercise up to all of the 331,608 Existing Warrants, or the Inducement Offer. In consideration for exercising the Existing Warrants pursuant to the terms of the Inducement Letter, we received approximately $1.3 million in gross proceeds. We paid the placement agent aggregate cash fees of approximately $0.2 million related to the Inducement Offer which represented 8.0% of the gross proceeds received from the Inducement Offer plus other offering costs. In consideration for exercising the Existing Warrants pursuant to the terms of the Inducement Letter, we issued the Investor a new Series E common stock purchase warrant, or Series E Warrant, to purchase 331,608 shares of common stock at an exercise price of $4.00 per share. The Series E Warrant is exercisable for five years from the date of stockholder approval. Exercise of the Series E Warrant in full was approved by Ra Medical’s stockholders at the special Stockholders’ Meeting held on March 21, 2023. The incremental fair value of the repriced warrants amounted to $0.3 million and the fair value of Series E warrant totaled $1.9 million.  The relative fair values of such amounts were recorded to additional paid-in capital concurrent with the exercise of the Existing Warrants.

Securities Purchase Agreement

On January 9, 2023, we entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, for a private placement, or the Private Placement, with the Investor. Pursuant to the Securities Purchase Agreement, the Investor agreed to purchase, for an aggregate purchase price of approximately $8.0 million, (a) Class A Units at a price that was the lower of $3.00 per unit and 90% of the 5 day volume weighted average price of our common stock immediately prior to obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants (as each are defined below), each consisting of one share of common stock, one Series F Common Stock Purchase Warrant, or Series F Warrant, and one Series G Common Stock Purchase Warrant, or Series G Warrant, and together with the Series F Warrant the PIPE Warrants, and (b) Class B Units at a price of $1,000 per unit, each consisting of one share of a new series of the Company’s preferred stock, designated as Series A Convertible Preferred Stock, par value $0.0001, or the PIPE Preferred Stock, and one Series F Warrant and one Series G Warrant for each share of the Company’s common stock underlying the PIPE Preferred Stock, each share of which is convertible into a number of shares of the Company’s common stock equal to $1,000 divided by the lower of $3.00 and 90% of the 5 day volume weighted average closing price of the Company’s common stock immediately prior to the obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants, or the Preferred Conversion Rate. The closing under the Securities Purchase Agreement and the sale and issuance of the Class A Units and Class B Units (and the issuance of any underlying common stock) was approved at the special Stockholders’ Meeting held March 21, 2023. At the closing of the Private Placement, we issued 497,908 Class A Units for proceeds of approximately $0.9 million and 4,501,060 Class B Units for proceeds of approximately $7.1 million.

The PIPE Warrants are exercisable at an exercise price of $3.00 per share, subject to adjustments as provided under the terms of the PIPE Warrants. The PIPE Warrants are exercisable at any time on or after the closing date of the Private Placement until the expiration thereof, except that the PIPE Warrants cannot be exercised if, after giving effect thereto, the purchaser would beneficially own more than 4.99%, or the Maximum Percentage, of the outstanding shares of common stock of the Company, which Maximum Percentage may be increased or decreased by the purchaser with written notice to the Company to any other percentage specified not in excess of 9.99%. The Series F Warrants have a term of two years from the date of stockholder approval, and the Series G Warrants have a term of six years from the date of stockholder approval. Stockholder approval of the Series F Warrants and Series G Warrants was obtained at the special Stockholders’ Meeting held on March 21, 2023.

Shares of PIPE Preferred Stock, the conversion of which was approved at the special Stockholders’ Meeting held on March 21, 2023, convert into common stock at the option of the holder at the Preferred Conversion Rate, subject to certain ownership limitations as described below. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

Subject to limited exceptions, holders of shares of PIPE Preferred Stock will not have the right to convert any portion of their Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

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

The Company also entered into a registration rights agreement with the purchasers requiring the Company to register the resale of the shares of its common stock, the shares issuable upon exercise of the PIPE Warrants and the shares issuable upon the conversion of the PIPE Preferred Stock.  This registration statement was declared effective in April 2023.

We intend to use the net proceeds from the Private Placement to advance the development and commercialization of our novel electrophysiology technologies and solutions and to support general corporate purposes.

Conversion of Series X Preferred Stock

On March 21, 2023, we held a special meeting of stockholders, or Stockholders’ Meeting, at which the stockholders approved, among other things, the issuance of 1,974,905 shares of our common stock upon the conversion of 1,974.905 of our Series X Preferred Stock which were issued upon the closing of the Merger. The remaining 12,674.687 shares of Series X Preferred Stock are expected to remain outstanding until at least July 9, 2024 and will convert thereafter into up to 12,674,687 shares of common stock, only if we meet the initial listing standards of the NYSE American or another national securities exchange or are delisted from the NYSE American.

Components of our Results of Operations for the Three Months Ended March 31, 2023 and 2022

Net Revenues

Product sales revenues prior to the Merger consisted of sales of catheters for use with the DABRA laser in our atherectomy clinical trials.

After the Merger, our legacy DABRA laser is no longer in use and we have shifted the focus of our operations to Catheter’s product lines. Accordingly, our current activities primarily relate to Catheter’s historical business which comprises the design, manufacture and sale of new and innovative medical technologies focused in the field of cardiac electrophysiology, or EP.

Our revenues post-Merger primarily consist of the VIVO which is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to EP procedures. In addition to the VIVO System, customers are provided with VIVO Positioning Patch Sets, which are custom patches, that are used in conjunction with the VIVO System to complete the intended output of the VIVO System. The delivery of the VIVO System, including the VIVO Positioning Patch Sets represents the Company’s primary performance obligation. The Company recognizes revenue upon the delivery of the VIVO system. The Company also provides customers with the option to pay for software upgrades in advance at the time of the contract's inception. Software upgrades are stand-ready services, whereby the Company will provide software upgrade services to the customer when and as upgrades are available. Terms of the period covered by the payment of software upgrades in advance can range from one year to multiple years. Customers have the option to renew terms covered by software upgrades at the end of each term. The stand-ready software upgrades represent the Company's second separate performance obligation and revenue is recognized over the term of the period.

Cost of Revenues

Cost of revenues for product sales consisted primarily of costs of components for use in our products, the labor used to produce our products, and the manufacturing overhead that supports production.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist of employee-related costs, including salaries, benefits and stock-based compensation expenses. Other SG&A expenses include amortization of intangible assets and accretion of royalties payable acquired in the Merger, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and facility-related expenses.

Research and Development Expenses

Research and development, or R&D, expenses are expensed as incurred and include the following: product development, certain employee-related expenses, including salaries, benefits and an allocated portion of stock-based compensation expense; cost of clinical studies to support new products and product enhancements, including expanded indications; supplies used for internal R&D and clinical activities; and cost of outside consultants who assist with technology development and clinical affairs.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table sets forth the results of Ra Medical’s operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net revenues	$85	$9	$76
Cost of revenues	10	95	(85)
Selling, general and administrative expenses	10,233	2,302	7,931
Research and development expenses	240	3,115	(2,874)
Loss on impairment of goodwill	56,086	-	56,086
Other income (expense), net	84	8	76

Net Revenues

The increase in net revenues of approximately $76 thousand for the three months ended March 31, 2023 as compared to the corresponding period in the prior year was due to product sales of the VIVO System, as a result of the Merger that took place in January 2023.

Cost of Revenues

The decrease in cost of revenues of approximately $85 thousand for the three months ended March 31, 2023 as compared to the corresponding period in the prior year was due to the cost of sales of the VIVO System, as a result of the Business Combination that took place in January 2023.

Selling, General and Administrative Expenses

The increase in SG&A expenses of approximately $7.9 million for the three months ended March 31, 2023 as compared to the corresponding period in the prior year was due primarily to the increase in professional fees of approximately  $2.5 million, of which, $1.7 million was incurred in connection with the Merger, an increase in severance related charges of $2.1 million, of which $1.75 million related to Ra Medical’s former Chief Executive Officer, an increase in stock compensation of approximately $1.3 million, of which $1.4 million was related to the one time stock compensation for Catheter stock options assumed in the Merger offset by a partial decrease in stock compensation expenses due to the reduction in force in fiscal year 2022. Additionally, SG&A increased as a result of an increase in depreciation and amortization of approximately $1.9 million that resulted from intangible assets acquired in the Merger, and increase in other selling, general, and administrative expenses of $0.6 million, and was partially offset by a decrease in salaries and benefits of approximately $0.5 million.

Research and Development Expenses

The decrease in R&D expenses of approximately $2.9 million for the three months ended March 31, 2023 as compared to the corresponding period in the prior year was primarily due to a decrease in R&D salaries and benefits expenses of approximately $0.9 million, a decrease in R&D facilities allocation expenses of $0.9 million, a decrease in R&D professional fees of $0.3 million, a decrease in R&D supplies and materials of $0.4 million and a decrease in clinical study costs of $0.2 million.

Loss on Impairment of Goodwill

Due to a sustained decrease in our share price during the three months ended March 31, 2023, we concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists that required us to assess if impairment existed as of March 31, 2023. In accordance with ASC 350, we performed a quantitative goodwill impairment test, which resulted in the carrying amount of the reporting unit exceeding the fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. We recorded an impairment charge of $56.1 million related to goodwill for the three months ended March 31, 2023. We utilized a combination of an income and market approach to assess the fair value of the reporting unit as of March 31, 2023. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions while the guideline public company market approach considered marketplace earnings multiples from within a peer public company group. We recorded the impairment charge of $56.1 million within Loss on impairment of goodwill in the condensed consolidated statement of operations. As of March 31, 2023, cumulative goodwill impairment charges of $56.1 million were incurred related to our single reporting unit.

In accordance with ASC Topic 805-10-25-15, the acquirer in a business combination has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. The measurement period provides companies with a reasonable period of time to determine the value of identifiable tangible and intangible assets acquired, liabilities assumed, and the consideration transferred for the acquiree.  In accordance with ASC Topic 805-10-25-14, the measurement period ends when the acquirer receives all necessary information about the facts and circumstances that existed as of the acquisition date for the provisional amounts (or otherwise learns that more information is not obtainable); however, the measurement period cannot exceed one year from the acquisition date.

As of the date of this Quarterly Report, management is still in the process of evaluating the estimated fair value of the consideration transferred in the Merger.  In addition, management is still evaluating the allocation of the acquisition purchase price to the tangible and intangible assets acquired, liabilities assumed, and the resulting goodwill.  Management’s analysis of these items has not yet been completed because of the inherent complexities of estimating fair values of (1) the Company’s Series X Preferred Stock, for which no readily determinable fair value exists, issued in the Merger, and (2) assets and technologies developed by Catheter, an early-stage company with limited commercial history.  Therefore, the business combination amounts presented in Note 3 were determined by management based on its consideration all currently available information; however, management has not fully completed its business combination analysis and such amounts must be considered provisional amounts.  Notwithstanding the above, as described more fully in Note 8, management determined that there were indicators of asset impairment during the quarterly period ended March 31, 2023, and assessed the carrying values of the Company’s intangible assets and goodwill.

Other Income (Expense), Net

The increase in other income (expense), net of approximately $0.1 million for the three months ended March 31, 2023 as compared to the corresponding period in the prior year was primarily due to an increase in interest income of approximately $69 thousand and an increase in dividend income of approximately $15 thousand.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of approximately $12.2 million and an accumulated deficit of approximately $271.5 million.  For the three months ended March 31, 2023, net cash used from operating activities was approximately $12.1 million. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception.

We expect operating losses and negative cash flows to continue for the foreseeable future as we invest in our commercial capabilities. Additional costs associated with the Merger paid during the year ended December 31, 2022 and during the three months ended March 31, 2023 have substantially depleted our cash. Following the Merger with Catheter, we further reduced staff and other costs while assuming the operating costs of Catheter. Of the Company’s cash flows used in operating activities of $12.1 million, much of these cash outflows are related to the Merger and are non-recurring in nature. Specifically, we paid approximately $5.0 million in settlement costs that had been accrued as of December 31, 2022. See Note 9, Accrued Expenses. We will continue to monitor our operating costs and seek to reduce our current liabilities. Such actions may impair our ability to proceed with certain strategic activities, and we may be unsuccessful at negotiating existing liabilities to the Company’s benefit. In January 2023, we raised gross proceeds of $1.3 million from a Warrant Repricing and, in March 2023, we completed a Private Placement and raised gross proceeds of $8.0 million. See Note 12, Equity Offerings, of our accompanying condensed consolidated financial statements. If expected revenues are not adequate to fund our planned expenditures, or we are unsuccessful at raising cash through future capital transactions, we may be required to reduce our spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that we will be successful in doing so. Accordingly, we may be required to raise additional cash through debt or equity transactions. We may not be able to secure financing in a timely manner or on favorable terms, if at all.

We believe our current cash reserves will be sufficient to fund our operations for the next twelve months, beginning May 30, 2023. The unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows for the Three Months Ended March 31, 2023 and 2022

The following information reflects Ra Medical’s cash flows for operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(12,053)	$(8,569)
Investing activities	$(22)	$—
Financing activities	$8,434	$11,176
Net change in cash and cash equivalents	$(3,641)	$2,607

Net Cash Used in Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities of $12.1 million consisted of a net loss of $66.4 million, a decrease in operating assets and liabilities of $5.1 million, partially offset by non-cash expenses of $59.4 million, consisting primarily of a loss on impairment of goodwill of $56.1 million, non-cash stock-based compensation of $1.4 million, depreciation and amortization of $1.4 million and accretion of royalties payable of $0.5 million.

During the three months ended March 31, 2022, net cash used in operating activities of $8.6 million consisted of a net loss of $5.5 million, a decrease in net operating assets and liabilities of $3.5 million and non-cash adjustments to net loss of $0.4 million, consisting primarily of stock-based compensation and depreciation and amortization of $0.2 million each.

Net Cash Used in Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities of $22.0 thousand consisted of purchases of property and equipment of approximately $37.0 thousand, offset by proceeds from cash acquired as part of business combination of approximately $15.0 thousand.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities of $8.4 million, primarily consisted of cash proceeds from the private placement of $8.0 million and proceeds from the exercise of warrants of $1.3 million, offset by the payment of offering costs of $0.6 million.

During the three months ended March 31, 2022, net cash provided by financing activities of $11.2 million primarily consisted of net cash proceeds from the February 2022 public offering.

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

Ra Medical’s Critical Accounting Policies and Estimates

The information set forth below relates to Ra Medical’s critical accounting policies and estimates. The discussion and analysis of our financial position and results of operations is based on our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. GAAP. We believe certain of our accounting policies are critical to understanding our financial position and results of operations.

Management’s discussion and analysis of Ra Medical’s financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We regularly evaluate estimates and assumptions related to business combinations, including the determination of the purchase price and related allocations to the fair value of assets acquired and liabilities assumed, provisions for legal contingencies, income taxes, deferred income tax, asset valuation allowances, valuation of warrant liabilities, share based compensation and revenues. Our estimates are based on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

We believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Business Combinations

We account for business combinations under the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. These values have currently been prepared based on preliminary estimates of the fair value of the consideration paid, assets acquired and liabilities assumed. Differences between these preliminary estimates and the final acquisition accounting may occur and these differences could be material. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Accounting for Long-Lived Assets-Useful Lives

Intangible assets acquired from business combinations are initially measured at their estimated fair values and are then amortized on a straight-line basis over their estimated useful lives. Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of the amortizing intangible should be revised and adjusted, if necessary. Should the sum of the undiscounted expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date.

Goodwill

Goodwill, which represents the excess of purchase price of Catheter over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. We review goodwill for possible impairment annually during the fourth quarter, or whenever events or circumstances indicate that the carrying amount may not be recoverable.

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using a combination of an income and market approach. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgement. Pursuant to ASU 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs.

Research and Development Expenses

We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual accordingly. Services related to research and development projects are expensed as research and development costs at the time such costs are incurred.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman of the Board and interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the quarter ended March 31, 2023, we completed the Merger with Catheter. Subsequent to the Catheter Merger, we have initiated integration activities and an assessment of Catheter’s internal controls. See “Note 3. Business Combination” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information. In accordance with the SEC's published guidance, we have currently excluded Catheter’s internal control over financial reporting from our evaluation of disclosure controls because we acquired these operations during the current fiscal year. SEC rules require that we complete our assessment of the internal control over financial reporting of Catheter within one year after the date of the acquisition. Following the Merger, the Company is primarily focused on Catheter’s business, and Catheter’s results of operations represented approximately one hundred percent of the operations of the Company for the quarter ended March 31, 2023.

As of December 31, 2022, legacy Catheter’s management determined that material weaknesses existed with regard to Catheter’s internal control over financial reporting. These material weaknesses were specifically identified in relation to (1) segregation of duties, (2) controls surrounding the timing of recognition of revenues, and (3) controls surrounding the determination of the fair value of derivative liabilities.

The Company has expanded its accounting department through new hires in April 2023, as well as engaging a third-party accounting firm to assist the Company in certain accounting matters, including the determination of the fair values of any identified derivative liabilities. These remediation activities are ongoing, and management cannot yet assert that these material weaknesses have been remediated as of March 31, 2023.

Based upon our evaluation, and excluding the legacy Catheter material weaknesses discussed above, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than those related to the Merger with Catheter, which include changes necessitated by the change in the Company’s line of business.  Subsequent to March 31, 2023, the Company hired a new Chief Financial Officer, and as disclosed above, the Company has added to its accounting department and is in the process of remediating certain material weaknesses.

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

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Settlement Agreements with the Department of Justice and Participating States

On December 28, 2020, the Company entered into a settlement agreement with the U.S., acting through the DOJ and on behalf of the OIG, and other settlement agreements with certain state attorneys general, collectively the Settlement Agreements, to resolve investigations and a related civil action concerning its marketing of the DABRA laser system and DABRA-related remuneration to certain physicians. Pursuant to the terms of the Settlement Agreements, (a) if the Company’s revenue exceeds $10 million in any of fiscal years 2021-2024, the Company also is required to pay for the corresponding year: $0.5 million for 2021, $0.75 million for 2022, $1 million for 2023, and $1.25 million for 2024; (b) if the Company is acquired or is otherwise involved in a change in control transaction before the end of 2024, the Company was required to pay an additional settlement amount of $5 million, plus 4% of the value attributed to the Company in the transaction, so long as the attributed value is in excess of $100 million, with the total change in control payment never to exceed $28 million; and (c) if the Company’s obligations under the Settlement Agreement are avoided by bankruptcy, the U.S. may rescind the releases and bring an action against the Company in which the Company agrees is not subject to an automatic stay, is not subject to any statute of limitations, estoppel or laches defense, and is a valid claim in the amount of $56 million, minus any prior change in control payments. As a result of the merger with Catheter Precision, Inc., the Company made payments of $4.7 million and $0.3 million to the DOJ and participating states, respectively, in February 2023.

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

ITEM 1A. RISK FACTORS

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2022, under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. Except as noted below, there have been no material changes to the Company’s risk factors since the 2022 Form 10-K.

We recently identified material weaknesses in Catheter Precision’s internal controls over financial reporting.

As of December 31, 2022, legacy Catheter’s management determined that material weaknesses existed with regard to Catheter’s internal control over financial reporting. These material weaknesses were specifically identified in relation to (1) segregation of duties, (2) controls surrounding the timing of recognition of revenues, and (3) controls surrounding the determination of the fair value of derivative liabilities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

The Company has expanded its accounting department through new hires in April 2023, as well as engaging a third-party accounting firm to assist the Company in certain accounting matters, including the determination of the fair values of any identified derivative liabilities. These remediation activities are ongoing, and management cannot yet assert that these material weaknesses have been fully remediated. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements and could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on the registrant’s Current Report on Form 8-K/A filed on March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.2	Amended and Restated Agreement and Plan of Merger, dated January 9, 2023, by and among the Registrant, certain subsidiaries, and Catheter Precision, Inc.	8-K	001-38677	2.1	1/13/2023

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 11/16/20)	8-K	001-38677	3.1	11/17/2020

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 09/30/22)	8-K	001-38677	3.1	9/20/2022

3.1.4	Certificate of Designation of Series X Convertible Preferred Stock.	8-K	001-38677	3.1	1/13/2023

3.1.5	Certificate of Designation of Series A Preferred Stock.	8-K	001-38677	3.2	1/13/2023

3.2.1	Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.2	10/1/2018

3.2.2	Amendment to Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.1	8/17/2022

4.1	Specimen common stock certificate of the Registrant.	S-1	333-226191	4.1	7/16/2018

4.2	Description of Capital Stock.	10-K	001-38677	4.2	3/28/2023

4.3	Form of warrant issued in May 2020.	8-K	001-38677	4.1	5/22/2020

4.4	Form of pre-funded warrant issued in May 2020.	8-K	001-38677	4.2	5/22/2020

4.5	Form of placement agent warrant issued in May 2020.	8-K	001-38677	4.3	5/22/2020

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

4.6	Form of warrant offered in July 2020.	S-1	333-239887	4.3	7/16/2020

4.7	Form of pre-funded warrant issued in July 2020.	S-1	333-239887	4.4	7/16/2020

4.8	Form of placement agent warrant offered in July 2020.	S-1	333-239887	4.5	7/16/2020

4.9	[omitted.]

4.10	Form of Series B Warrant offered in February 2022.	S-1/A	333-262195	4.9	2/3/2022

4.11	[omitted.]	S-1/A	333-262195	4.10	2/3/2022

4.12	Warrant Agency Agreement, dated February 8, 2022, by and between the Registrant and American Stock & Trust Company LLC.	8-K	001-38677	4.4	2/9/2022

4.12.1	Amendment No. 1, dated July 22, 2022, to February 8, 2022 Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC.	10-Q	001-38677	4.7	8/15/2022

4.13	Form of Series E Warrant offered in January 2023.	8-K	001-38677	4.1	1/13/2023

4.14	Form of Series F Warrant issued in March 2023.	8-K	001-38677	4.2	1/13/2023

4.15	Form of Series G Warrant issued in March 2023.	8-K	001-38677	4.3	1/13/2023

10.1	[omitted.]

10.10.1	Amendment to Change in Control and Severance Agreement, dated as of January 9, 2023, by and between Ra Medical Systems, Inc. and Jonathan Will McGuire.	8-K	001-38677	10.6	1/13/2023

10.16.1	Notice of Suspension of Corporate Integrity Agreement, dated January 11, 2023.	10-K	001-38677	10.16.1	3/28/2023

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.20	Form of Amended and Restated Support Agreement, dated January 9, 2023, by and among the Company, Catheter Precision, Inc. and directors, officers and certain shareholders of the Company.	8-K	001-38677	10.1	1/13/2023

10.21	Form of Lock-Up Agreement, dated January 9, 2023, by and among the Company; Catheter Precision, Inc.; directors, officers, and certain stockholders of the Company; and certain stockholders of Catheter.	8-K	001-38677	10.2	1/13/2023

10.24	Securities Purchase Agreement, dated January 9, 2023, by and among the Company and Armistice Master Fund Ltd. (“January 2023 SPA”).	8-K	001-38677	10.4	1/13/2023

-	Ex. A to January 2023 SPA (form of Certificate of Designation of Series A Convertible Preferred Stock).	8-K	001-38677	3.2	1/13/2023

-	Ex. B to January 2023 SPA (form of Registration Rights Agreement).	8-K	001-38677	10.5	1/13/2023

-	Ex. C to January 2023 SPA (form of Series F Warrant).	8-K	001-38677	4.2	1/13/2023

-	Ex. D to January 2023 SPA (form of Series G Warrant).	8-K	001-38677	4.3	1/13/2023

10.25	Registration Rights Agreement, dated January 9, 2023.	8-K	001-38677	10.5	1/13/2023

10.26	Warrant Inducement Offer Letter, dated January 9, 2023.	8-K	001-38677	10.3	1/13/2023

10.27.1	Debt Settlement Agreement and Release including certain royalty rights with David A. Jenkins, dated January 9, 2023.	10-K	001-38677	10.27.1	3/28/23

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.27.2	Debt Settlement Agreement and Release including certain royalty rights with Daniel C. Stanzione, Sr. Irrevocable Trust Dated December 31, 2007, dated January 9, 2023.	10-K	001-38677	10.27.2	3/28/23

10.27.3	Debt Settlement Agreement and Release including certain royalty rights with Fatboy Capital, L.P., dated January 9, 2023.	10-K	001-38677	10.27.3	3/28/23

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

RA MEDICAL SYSTEMS, INC. (Registrant)

Date: June 2, 2023	By;	/s/ David A. Jenkins
Executive Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)
Date: June 2, 2023	By:	/s/ Steve K. Passey
Steve K. Passey
Chief Financial Officer
(Principal Financial and Accounting Officer)

