Form 10-Q
period 2023-06-30
Catheter Precision, Inc.
filed 2023-12-15
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

OR

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-38677

Catheter Precision, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3661826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1670 Highway 160 West, Suite 205 Fort Mill, South Carolina	29708
(Address of principal executive offices)	(Zip Code)

(973) 691-2000
(Registrant’s telephone number, including area code)

Ra Medical Systems, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, par value $0.0001 per share	VTAK	NYSE American

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the close of business on December 13, 2023, the registrant had 7,026,678 shares of common stock, par value $0.0001 per share, outstanding.

CATHETER PRECISION, INC. (formerly known as RA MEDICAL SYSTEMS, INC.)

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CATHETER PRECISION, INC. (formerly known as RA MEDICAL SYSTEMS, INC.)

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$7,410	$15,859
Accounts receivable, net	119	-
Inventories	59	-
Prepaid expenses and other current assets	320	977
Total current assets	7,908	16,836
Property and equipment, net	67	-
Operating lease right-of-use assets	220	-
Intangible assets, net	27,339	-
Other non-current assets	8	-
TOTAL ASSETS	$35,542	$16,836

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$93	$92
Accrued expenses	1,863	7,484
Current portion of operating lease liabilities	86	-
Total current liabilities	2,042	7,576
Royalties payable	9,565	-
Operating lease liabilities	144	-
Total liabilities	11,751	7,576
Commitments and contingencies (see Note 16)
Stockholders' Equity
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; 7,203 and 0 shares issued and outstanding as June 30, 2023 and December 31, 2022, respectively	-	-
Series X Convertible Preferred Stock, $0.0001 par value, 15,404 shares authorized; 12,675 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 5,367,674 and 2,161,950 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	296,904	214,397
Accumulated deficit	(273,113)	(205,137)
Total stockholders' equity	23,791	9,260
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,542	$16,836

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC. (formerly known as RA MEDICAL SYSTEMS, INC.)

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues
Product sales	$96	$5	$181	$14
Cost of revenues
Product sales	7	11	17	42
Service and other	-	55	-	119
Total cost of revenues	7	66	17	161
Gross profit (loss)	89	(61)	164	(147)
Operating expenses
Selling, general and administrative	1,415	2,476	11,648	4,778
Research and development	134	2,396	374	5,511
Restructuring and impairment	-	3,527	-	3,527
Loss on impairment of goodwill	4,848	-	60,934	-
Total operating expenses	6,397	8,399	72,956	13,816
Operating loss	(6,308)	(8,460)	(72,792)	(13,963)
Other income, net
Change in fair value of royalty payable	4,617	-	4,617	-
Interest income	119	-	188	-
Other (expense) income, net	(4)	12	11	20
Total other income, net	4,732	12	4,816	20
Loss from operations before income taxes	(1,576)	(8,448)	(67,976)	(13,943)
Income taxes	-	-	-	-
Net loss	$(1,576)	$(8,448)	$(67,976)	$(13,943)
Deemed dividends from the warrant inducement offer	-	-	(800)	-
Net loss attributable to common stockholders	$(1,576)	$(8,448)	$(68,776)	$(13,943)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(13.07)	$(16.97)	$(0.03)
Weighted average common shares used in computing net loss per share, basic and diluted	5,364,383	646,361	4,052,700	525,924

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC. (formerly known as RA MEDICAL SYSTEMS, INC.)

Condensed Consolidated Statements of Stockholders’ Equity

For the three and six months ended June 30, 2023 and 2022

(in thousands, except per share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	—	$—	2,161,288	$—	$214,397	$(205,137)	$9,260
Common stock issued upon the exercise of options	—	—	—	—	301,746	—	179	—	179
Restricted stock awards cancelled	—	—	—	—	(363)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,394	—	1,394
Issuance of Series X Convertible Preferred Stock in merger	—	—	14,650	—	—	—	82,925	—	82,925
Conversion of Series X Convertible Preferred Stock	—	—	(1,975)	—	1,974,905	—	—	—	—
Issuance of Series A Convertible Preferred Stock in connection with private placement, net	7,203	—	—	—	497,908	—	7,360	—	7,360
Warrants exercised (see Note 12)	—	—	—	—	331,608	—	1,145	—	1,145
Net loss	—	—	—	—	—	—	—	(66,400)	(66,400)
Balance at March 31, 2023	7,203	—	12,675	—	5,267,092	—	307,400	(271,537)	35,863
Common stock issued upon the exercise of options	—	—	—	—	100,582	—	59	—	59
Adjustment of fair value of Series X Convertible Preferred stock in merger	—	—	—	—	—	—	(10,381)	—	(10,381)
Adjustment of fair value Stock-based compensation related to merger	—	—	—	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	—	—	—	(1,576)	(1,576)
Balance at June 30, 2023	7,203	$—	12,675	$—	5,367,674	$—	$296,904	$(273,113)	$23,791

	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	140,200	$—	$191,945	$(178,272)	$13,673
Common stock and warrants issued, net	—	—	—	—	504,958	—	9,740	—	9,740
Warrants exercised	—	—	—	—	1,000	—	25	—	25
Vesting of restricted stock units and awards	—	—	—	—	159	—	—	—	—
Restricted stock awards cancelled	—	—	—	—	(289)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	165	—	165
Net loss	—	—	—	—	—	—	—	(5,495)	(5,495)
Balance at March 31, 2022	—	—	—	—	646,028	—	201,875	(183,767)	18,108
Common stock issued pursuant to the vesting of restricted stock units and purchased under the employee stock purchase plan	—	—	—	—	1,251	—	5	—	5
Restricted stock awards cancelled	—	—	—	—	(701)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	—	—	(8,448)	(8,448)
Balance at June 30, 2022	—	$—	—	$—	646,578	$—	$202,006	$(192,215)	$9,791

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC. (formerly known as RA MEDICAL SYSTEMS, INC.)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,976)	$(13,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring and impairment	-	2,943
Loss on impairment of goodwill	60,934	-
Depreciation and amortization expense	1,038	322
Stock-based compensation	1,220	291
Change in fair value of royalties payable	(4,617)	-
Loss on disposals of property and equipment	-	44
Changes in operating assets and liabilities:
Accounts receivable	(48)	4
Inventories	(7)	(57)
Prepaid expense and other current assets	680	(502)
Operating right-of-use assets and operating lease liabilities	4	-
Accounts payable	(921)	(501)
Accrued expenses	(7,010)	(3,039)
Interest payable	(198)	-
Other liabilities	-	(139)
Net cash used in operating activities	(16,900)	(14,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57)	-
Cash acquired as part of business combination	15	-
Net cash used in investing operations	(42)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	238	12,670
Payments of offering costs related to the issuance of common stock and warrants	-	(2,040)
Proceeds from exercise of warrants	1,326	25
Proceeds from issuance of common stock in connection with the employee stock purchase plan	-	5
Payments of cost related to the warrant repricing	(181)	-
Payments of convertible promissory notes and accrued interest	(250)	-
Proceeds from the private placement of securities	8,000	-
Payments of offering costs related to the private placement of securities	(640)	-
Net cash provided by financing activities	8,493	10,660
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,449)	(3,917)
CASH AND CASH EQUIVALENTS, beginning of period	15,859	15,045
CASH AND CASH EQUIVALENTS, end of period	$7,410	$11,128
SUPPLEMENTAL CASH FLOW INFORMATION
Unpaid offering costs	$-	$890
Non-cash consideration for Catheter acquisition (Note 3)	$72,544	$-
Cash payments for interest	$198	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC. (formerly known as RA MEDICAL SYSTEMS, INC.)

Notes to the Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1. Organization and Nature of Operations

The Company

Catheter Precision Inc. (formerly known as Ra Medical Systems, Inc.) (“Catheter” or the “Company” or “Legacy Ra Medical” when speaking about historical operations pre-Merger (see below) is a medical device company that owns intellectual property related to an advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases. Its excimer laser and single-use catheter system, together referred to as the DABRA Excimer Laser System (“DABRA”), is used as a tool in the treatment of peripheral artery disease. The Company paused all engineering and manufacturing activities during the third quarter of 2022, including the development of a version of the DABRA catheter that is compatible with a standard interventional guidewire. The Company also paused research to prove the feasibility of using a DABRA-derived catheter technology to fracture calcium in arteries in a procedure known as lithotripsy. On July 5, 2022, the Company announced the receipt of U.S. Food and Drug Administration (“FDA”) 510(k) clearance for the DABRA 2.0 catheter as part of the DABRA Excimer Laser System. The Company suspended sales of DABRA during the year ended December 31, 2022 and currently has no plans to commercialize DABRA 2.0. The Company was formed on September 4, 2002 in the state of California and reincorporated in Delaware on July 14, 2018.

On January 9, 2023, the Company completed its acquisition of the former Catheter Precision, Inc., previously a privately held Delaware corporation (“Old Catheter”), which is focused on the cardiac electrophysiology market and now is a wholly owned limited liability company subsidiary of the Company (the “Merger”). Following the Merge, the Company began focusing on the field of cardiac electrophysiology (see Note 3, Business Combination). Catheter’s primary product is the View into Ventricular Onset (“VIVO” or “VIVO System”). VIVO is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. The VIVO system has achieved a CE Mark allowing it to be commercialized in the European Union and has been placed at several hospitals in Europe. FDA 510(K) clearance in the United States was received and the Company began a limited commercial release of VIVO in 2021.

In addition, the Company’s Surgical Vessel Closing Pressure Device (“LockeT”) is a sterile, Class I product that was registered with the FDA in February 2023, at which time we began initial shipments to distributors. LockeT is indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure, and it is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently.

Clinical studies for LockeT are planned to begin during 2023. These studies are planned to show the product’s effectiveness and benefits, including faster wound closure, earlier ambulation, potentially leading to early hospital discharge, and cost analysis. This data is intended to provide crucial data for marketing and to expand indications for use with the FDA.

Prior to 2018, Old Catheter sold the AMIGO remote catheter system (the “AMIGO” or “AMIGO System”) which provides for accurate positioning, manipulation and stable control of catheters for use by electrophysiologists in the diagnosis and treatment of abnormal heart rhythms known as cardiac arrhythmias. The Company owns the intellectual property related to the AMIGO System.

Going Concern

As of June 30, 2023, the Company had cash and cash equivalents of approximately $7.4 million. For the six months ended June 30, 2023, the Company used approximately $16.9 million in cash from operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of June 30, 2023, the Company had an accumulated deficit of approximately $273.1 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company invests in its commercial capabilities. Additional costs associated with the Merger paid during the year ended December 31, 2022 and during the six months ended June 30, 2023 have substantially depleted the Company’s cash. Following the Merger with Old Catheter, management further reduced staff and other costs while assuming the operating costs of Old Catheter. Of the Company’s cash flows used in operating activities of $16.9 million, much of these cash outflows are related to the Merger and are non-recurring in nature. Specifically, the Company paid approximately $5.0 million in settlement costs that had been accrued as of December 31, 2022 (see Note 8, Accrued Expenses). Management will continue to monitor its operating costs and seek to reduce its current liabilities. Such actions may impair its ability to proceed with certain strategic activities, and it may be unsuccessful at negotiating existing liabilities to the Company’s benefit. In January 2023, the Company raised gross proceeds of $1.3 million from a Warrant Repricing and, in March 2023, the Company completed a Private Placement and raised gross proceeds of $8.0 million (see Note 12, Equity Offerings). If expected revenues are not adequate to fund planned expenditures, or if the Company is unsuccessful at raising cash through future capital transactions, it may be required to reduce its spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company may be required to raise additional cash through debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the unaudited financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and Old Catheter. All intercompany transactions have been eliminated in consolidation. The financial results of Old Catheter are included in the unaudited condensed consolidated financial statements from the date of completion of the Merger to June 30, 2023.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2023.

Use of Estimates

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements are based upon a number of estimates including, but not limited to, the accounting for the Old Catheter business combination (see Note 3, Business Combination), allowance for credit losses, evaluation of impairment of long-lived assets and goodwill, valuation of long-lived assets and their associated estimated useful lives, reserves for warranty costs, evaluation of probable loss contingencies, fair value of preferred stock and warrants issued, and the fair value of equity awards granted.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent highly liquid investments with maturities of 90 days or less at the date of purchase. Credit risk related to cash and cash equivalents are based on the creditworthiness of the financial institutions at which these funds are held. The Company has cash balances at financial institutions which throughout the year may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.  To reduce its risk associated with the failure of such financial institution, the Company evaluates the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the Federal Deposit Insurance Corporation protection limits.

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Segment Reporting

The Company operates in one business segment, which is the marketing, sales and development of medical technologies focused in the field of cardiac electrophysiology.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents primarily represent funds invested in readily available checking and money market accounts. The Company maintains deposits in financial institutions in excess of federally insured limits of $250,000 in the amount of $6.7 million at June 30, 2023.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities:

	Fair value at June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Mutual fund	$7,319	$7,319	$-	$-
Money market fund	1	1	-	-
Total assets	$7,320	$7,320	$-	$-

Liabilities:
Royalties payable	$9,565	$-	$-	$9,565
Total liabilities	$9,565	$-	$-	$9,565

	Fair value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Mutual Fund	$300	$300	$-	$-
Money Market Fund	1,436	1,436	-	-
Total assets	$1,736	$1,736	$-	$-

Accounts Receivable

Trade accounts receivable are presented net of allowances for credit losses. Prior to the Legacy Ra Medical’s discontinuation of sales of catheters in June 2022, Legacy Ra Medical sold its catheters directly to distributors or physicians and maintained an allowance for credit losses for balances that appeared to have specific collection issues. The collection process was based on the age of the invoice and required attempted contacts with the customer at specified intervals. Delinquent accounts receivable were charged against the allowance for credit losses once the Company determined the amounts were uncollectible. The factors considered in reaching this determination were the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers deteriorated, resulting in an impairment of their ability to make payments, additional allowances might have been required.

As a result of and in connection with the Merger, the Company’s revenue streams are derived from Old Catheter’s revenue streams, and as such, the accounts receivable policy for the post-Merger entity is described below.

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S. and Europe. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. The Company has not experienced material losses related to accounts receivable as of June 30, 2023 and December 31, 2022.

Many of the sales contracts with customers outside of the U.S. are settled in a foreign currency other than the U.S. dollar. The Company does not enter into any foreign currency hedging agreements and is susceptible to gains and losses from foreign currency fluctuations. To date, the Company has not experienced significant gains or losses upon collecting receivables denominated in a foreign currency.

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

Accounts receivable consist of the following:

	June 30, 2023	December 31, 2022
Trade accounts receivable	$271	$152
Less: Reserve for expected credit losses/Allowance for doubtful accounts	152	152
Accounts receivable, net	$119	$-

As of June 30, 2023, the entire allowance for doubtful accounts related to Legacy Ra Medical receivable.

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

Prior to the RIF (as defined above), the Legacy Ra Medical’s catheters were manufactured in-house and each catheter was tested at various stages of the manufacturing process for adherence to quality standards. Catheters that did not meet functionality specification at each test point were destroyed and immediately written off, with the expense recorded in cost of revenues in the unaudited condensed consolidated statements of operations. Once manufactured, completed catheters that passed quality assurance, were sent to a third-party for sterilization and sealed in a sterile container. Upon return from the third-party sterilizer, a sample of catheters from each batch were re-tested. If the sample tests were successful, the batch was accepted into finished goods inventory. If the sample tests were unsuccessful, the entire batch was written off, with the expense recorded in cost of revenues in the unaudited condensed consolidated statements of operations.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Machinery and equipment	2-5 years
Computer hardware and software	2-5 years
VIVO DEMO/Clinical Systems	2 years
Furniture and fixtures	5 years

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

Impairment of Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment when certain events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. Should the sum of the undiscounted expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. There were no impairment charges for long-lived assets for the three and six months ended June 30, 2023.

Due to Legacy Ra Medical’s RIF and the decision to discontinue enrollment of patients in its clinical trial, the Company ceased manufacturing activities.  The Company’s property and equipment was determined to be impaired as of June 30, 2022, resulting in an impairment charge of $1.5 million which was based on the actual cash proceeds received upon the disposal of the property and equipment in July 2022.  The impairment charge of $1.5 million is included in restructuring and impairment charges in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets acquired.  Goodwill, which represents the excess of purchase price of Old Catheter over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company reviews goodwill for possible impairment annually during the fourth quarter, or whenever events or circumstances indicate that the carrying amount may not be recoverable.

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

To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgement. Pursuant to Accounting Standards Update (‘’ASU’’) 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. There were impairment charges of $4.8 million and $60.9 million recognized during the three and six months ended June 30, 2023 (see Note 3, Business Combination and Note 7, Goodwill, for additional details).

Royalty Liability

The Company is obligated to pay royalties under various royalty agreements Old Cather had entered into.  On January 9, 2023, prior to the consummation of the Merger, Old Catheter entered in an agreement with its Convertible Promissory Noteholders (“Noteholders”), which substantially consisted of amounts due to David A. Jenkins, previously Old Catheter’s Chairman of the Board of Directors prior to the Merger, and, currently, the Company’s Executive Chairman of the Board of Directors, to forgive all accrued interest and future interest expense in exchange for a future royalty right. The Company will pay to the Noteholders a total royalty equal to approximately 12% of net sales of LockeT, commencing upon the first commercial sale, through December 31, 2035.

In addition, Old Catheter had entered into an agreement with the inventor of LockeT in exchange for the assignment and all rights to LockeT, the Company will pay a 5% royalty on net sales up to $1 million in royalties and then 2% on LockeT net sales if a patent is granted. After $1 million has been paid, and if, and only if, a U.S. patent is granted by the United States Patent and Trademark Office, then the Company will continue to pay a royalty at a rate of 2% of LockeT net sales, until total cumulative royalties of $10 million have been paid (see Note 9, Royalties Payable).

During 2006 and 2007, Old Catheter had also entered into two investment grant agreements with a non-profit foundation for the purpose of funding the initial development of Old Catheter’s AMIGO System. The agreement calls for the payment of to the foundation, upon successful commercialization of the AMIGO System (see Note 9, Royalties Payable).

As of the date of the Merger, the royalty payable has an estimated fair value of approximately $14.2 million and $9.6 million as of June 30, 2023. At each reporting period, the fair value is calculated using a discounted cash flow method utilizing a discount rate which was 24.1% at January 9, 2023 and 30.0% at June 30, 2023.

Product Warranty

The Legacy Ra Medical products were warrantied against defects in material and workmanship when properly used for their intended purpose and appropriately maintained. Accordingly, the Company generally replaced catheters that kinked or failed to calibrate. The product warranty liability was determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor. The product warranty liability also includes the estimated costs of a product recall.

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

Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the condensed consolidated statements of operations for each period.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“mezzanine equity”). The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e., at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

Subsequent to the Merger, the Company’s primary product is the VIVO System. The VIVO System offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. In addition to the VIVO System, customers are provided with VIVO Positioning Patch Sets, which are custom patches, that are used in conjunction with the VIVO System to complete the intended output of the VIVO System. The delivery of the VIVO System, including the VIVO Positioning Patch Sets represents the Company’s primary performance obligation. The Company recognizes revenue upon the delivery of the VIVO system. The Company also provides customers with the option to pay for software upgrades in advance at the time of the contract's inception. Software upgrades are stand-ready services, whereby the Company will provide software upgrade services to the customer when and as upgrades are available. Terms of the period covered by the payment of software upgrades in advance can range from one year to multiple years. Customers have the option to renew terms covered by software upgrades at the end of each term. The stand-ready software upgrades represent the Company’s second separate performance obligation and revenue is recognized over the term of the period.

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

The Company accounted for a contract with a customer when it had a legally enforceable contract with the customer, the arrangement identified the rights of the parties, the contract had commercial substance, and the Company determined it was probable that it would collect the contract consideration. The Company recognized revenue when control of the promised goods or services transferred to customers in an amount that reflected the consideration the Company expected to be entitled to in exchange for those goods or services. Taxes collected from customers relating to goods or services and remitted to governmental authorities were excluded from revenue.

When engaged in commercial sales, the Company entered into a DABRA laser commercial usage agreement or DABRA laser placement acknowledgement with each customer that was supplied a DABRA laser (collectively, the “usage agreement”), which provided for specific terms of continued use of the DABRA laser, including a nominal periodic fee. The terms of a usage agreement typically allowed the Company to place a DABRA laser at a customer’s specified location without a specified contract term. Under the usage agreement terms, the Company retained all ownership rights to the DABRA laser and was permitted to request the return of the equipment within 10 business days of notification. While the laser periodic fees were nominal, the usage agreement provided the Company the exclusive rights to supply related single-use catheters to the customer which aggregated the majority of the product sales revenue. There were no specified minimum purchase commitments for the catheters.

The Company recognized revenue associated with the usage agreements and catheter supply arrangements in accordance with Topic 606 since (i) the contract primarily included variable payments, (ii) the catheters were priced at their standalone selling price, and (iii) the laser equipment was insignificant in the context of the contract. Revenue was recognized when the performance obligation was satisfied which was generally upon shipment of the catheter.  The Company did not pursue sales for Legacy Ra Medical products during the three and six months ended June 30, 2023.

The following table summarizes disaggregated product sales by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product sales
US	$73	$5	$131	$14
Europe	23	-	50	-
	$96	$5	$181	$14

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net product sales, while all other shipping and handling costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Advertising and Marketing

Advertising costs are expensed as incurred and included in sales and marketing expense. Advertising costs were $359 thousand and $605 thousand during the three and six months ended June 30, 2023, respectively.  Advertising costs were $69 thousand and $138 thousand during the three and six months ended June 30, 2022, respectively.

Patents

The Company expenses patent costs, including related legal costs, as incurred and records such costs as selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

As a result of the Merger, all unvested Old Catheter stock options were subject to accelerated vesting and therefore became fully vested, as of the closing date of the business combination. The Company recognized the fair value of the replacement options as included in consideration transferred to the extent they do not exceed the fair value of the equivalent Old Catheter options. Any incremental fair value was recognized in compensation expense in the post-combination period, with this recognized as a Day 1 expense due to the Old Catheter options becoming fully vested concurrent with the closing of the business combination.

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

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. A net loss cannot be diluted so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share include warrants, stock options, non-vested restricted stock awards, restricted stock units, Series A Convertible Preferred Stock, and Series X Convertible Preferred Stock (see Note 11, Net Loss per Share).

Net loss attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed dividends declared. The Company recorded a deemed dividend for the modification of existing warrants and issuance of new warrants of $0 and $0.8 million, during the three and six months ended June 30, 2023, respectively. The deemed dividend is added to the net loss in determining the net loss available to common stockholders.

Recently Announced Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments: Credit Losses (Topic 326) (“ASU 2016-13”), which requires measurement and recognition of expected losses for financial assets held.  The new standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new-forward looking approach, based on expected losses. The estimate of expected credit losses will require organization to incorporate considerations of historical information, current conditions, and reasonable and supportable forecasts.  The standards update is effective prospectively for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted, for a U.S. Securities Exchange filer, excluding entities eligible to be smaller reporting companies.  The standards update is effective prospectively for annual and interim periods beginning after December 15, 2022 for smaller companies.  The adoption of ASU 2016 did not have a material impact on the condensed consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2022-03 on its unaudited condensed consolidated financial statements.

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

Note 3. Business Combination

On January 9, 2023, the Company completed the acquisition of Old Catheter (the “Merger”), for the purpose of acquiring Old Catheter’s existing and developing product lines based on unique electrophysiology technology.

Pursuant to the Merger Agreement, all Old Catheter common stock shares issued and outstanding and convertible promissory notes, representing an aggregate principal of $25.2 million, were converted into a right to receive 14,649.591 shares of a new class of the Company’s preferred stock, designated Series X Convertible Preferred Stock. Additionally, all outstanding stock options to purchase Old Catheter common stock were assumed and converted into options to purchase approximately 753,699 shares of the Company’s common stock.

The total purchase consideration for the Merger was $72.5 million which represents the sum of the (i) estimated fair value of the 14,649.591 Series X Convertible Preferred Stock issued and (ii) the portion of the estimated fair value of $3.4 million representing the Company stock options issued as replacement of Old Catheter share-based payment awards as required under Topic 805.

The fair value of the Series X Convertible Preferred Stock includes certain discounts applied to the closing stock price of the Company, on January 9, 2023 of $6.09 per share.

The following table summarizes the fair value of the consideration associated with the Merger:

Description	Fair Value as of January 9, 2023
Fair value of 14,649.591 Series X Convertible Preferred Stock issued	$69,140
Fair value of Old Catheter’s fully vested stock options	3,404
Total purchase price	$72,544

The Merger is being accounted for as a business combination in accordance with Topic 805 and the Company has been determined to be the accounting acquirer. The Company allocated the purchase price to the assets acquired and liabilities assumed at fair value. The preliminary purchase price allocation reflects various preliminary fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, liabilities assumed, and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized (generally one year from the acquisition date). Measurement period adjustments are recorded in the reporting period in which the estimates are finalized, and adjustment amounts are determined. During the three months ended June 30, 2023, the Company recorded measurement period adjustments based on changes to certain estimates and assumptions and their related impact to the purchase price allocation. Developed technology was revised from $35.1 million to $27.0 million; trademarks were revised from $1.7 million to $1.3 million; customer relationships were revised from $220 thousand to $62 thousand goodwill was revised from $56.1 million to $60.9 million and royalties payable were revised from $7.6 million to $14.2 million.

The following table summarizes the final purchase price allocations relating to the Merger:

Description	Fair Value
Assets acquired:
Cash and cash equivalents	$15
Accounts receivable	71
Inventories	52
Prepaid expenses and other current assets	23
Property and equipment, net	26
Lease right-of-use assets	119
Other assets	8
Developed technology	27,014
Customer relationships	62
Trademarks	1,285
Goodwill	60,934
Total assets acquired	$89,609

Liabilities assumed:
Accounts payable	$922
Accrued expense	1,389
Interest payable	198
Convertible promissory note	250
Lease liability	124
Royalties payable	14,182
Total liabilities assumed	17,065
Total purchase price	$72,544

All intangible assets acquired are subject to amortization and their associated acquisition date fair values and estimated useful lives are as follows:

Intangible Assets	Estimated Fair Value	Estimated Useful Life in Years

Developed technology – VIVO	$8,244	15
Developed technology – LockeT	18,770	14
Customer relationships	62	6
Trademark – VIVO	876	9
Trademark – LockeT	409	9
	$28,361

Notwithstanding the above, as described in Note 7, management determined that there were indicators of asset impairment during the quarterly period ended June 30, 2023, and assessed the revised carrying values of the Company’s intangible assets and goodwill. As a result of the impairment analysis, the Company recorded an additional impairment loss to goodwill of $4.8 million during the three months ended June 30, 2023, resulting in a goodwill balance of $0 as of June 30, 2023 and a total impairment charge of $60.9 million for the six months ended June 30, 2023.

Transaction costs, included within selling, general and administrative expenses, incurred in connection with this business combination amounted to approximately $0 and $1.7 million during the three and six months ended June 30, 2023, respectively.

Pro Forma Financial Information

The following table represents the revenue, net loss and net loss per share effect of the acquired company, as reported on a pro forma basis as if the acquisition occurred on January 1, 2022. These pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the first day of the period presented, nor does the pro forma financial information purport to represent the results of operations for future periods. The following information for the three and six months ended June 30, 2023 and 2022 is presented in thousands except for the per share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$96	$51	$184	$146
Net loss	(1,576)	(9,906)	(68,146)	(16,872)
Net loss attributable to common stockholders	(1,576)	(9,906)	(68,946)	(16,872)
Basic and diluted net loss per share – on a pro forma basis (unaudited)	$(0.29)	$(15.27)	$(16.81)	$(31.97)

Note 4. Inventories

Inventories consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$44	$-
Finished goods	15	-
Inventories	$59	$-

There were no inventory obsolescence charges for the three and six months ended June 30, 2023.  During the year ended December 31, 2022, due to Legacy Ra Medical’s RIF and the decision to discontinue enrollment of patients in its clinical trial, the Company ceased manufacturing activities and disposed of substantially all inventories in July 2022, resulting in a write-down of $1 million in its inventories to net realizable value as of June 30, 2022.  Such expense is included in restructuring and impairment charges in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

Note 5. Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Machinery and equipment	$15	$-
Computer hardware and software	15	-
VIVO DEMO/Clinical systems	52	-
Property and equipment, gross	82	-
Accumulated depreciation	(15)	-
Property and equipment, net	$67	$-

Depreciation expense was $9 thousand and $15 thousand for the three and six months ended June 30, 2023, respectively.   Depreciation expense was $63 thousand and $179 thousand for the three and six months ended June 30, 2022, respectively. Due to the Company’s decision to discontinue enrollment of patients in its clinical trial and the RIF, the Company ceased manufacturing. The Company’s property and equipment was determined to be impaired as of June 30, 2022, resulting in an impairment charge of $1.5 million which was based on the actual cash proceeds received upon the disposal of the property and equipment in July 2022. The impairment charge of $1.5 million is included in restructuring and impairment charges in the condensed consolidated statement of operations for the three and six months ended June 30, 2022.

Note 6. Intangible Assets

The following table summarizes the Company’s intangible assets as of June 30, 2023:

	Estimated Useful Life in Years	Gross Carrying Amount at January 9, 2023	Accumulated Amortization	Net Book Value at June 30, 2023
Developed technology – VIVO	15	$8,244	$(275)	$7,969
Developed technology – LockeT	14	18,770	(670)	18,100
Customer relationships	6	62	(5)	57
Trademarks/trade names – VIVO	9	876	(49)	827
Trademarks/trade names – LockeT	9	409	(23)	386
		$28,361	$(1,022)	$27,339

As of December 31, 2022, the Company did not have any intangible assets.

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense, included within selling, general and administrative expenses, relating to the purchased intangible assets was $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively. There was no amortization expense of intangible assets for the three and six months ended June 30, 2022.

Note 7. Goodwill

In connection with the Merger, the excess of the purchase price over the estimated fair value of the net assets assumed of $60.9 million was recognized as goodwill.

The Company tests goodwill for impairment at the reporting unit level annually in the fourth quarter or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Due to a sustained decrease in the Company’s share price during the quarter ended March 31,2023 and June 30, 2023, the Company concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists and required the Company to assess if impairment exists as of March 31, 2023 and June 30, 2023. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which resulted in the carrying amount of the reporting unit exceeding the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company utilized a combination of an income and market approach to assess the fair value of the reporting unit as of June 30, 2023. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions while the guideline public company market approach considered marketplace earnings multiples from within a peer public company group. The Company recorded an impairment charge of $56.1 and $4.8 million related to goodwill for the three months ended March 31, 2023 and June 30, 2023, respectively. As of June 30, 2023, cumulative goodwill impairment charges of $60.9 million were incurred related to the Company’s single reporting unit.

The following is a roll forward of goodwill as of and for the six months ended June 30, 2023:

Beginning balance, January 1, 2023	$-
Goodwill recognized in connection with the Merger (Note 3)	56,086
Impairment charge	(56,086)
Ending balance, March 31, 2023	-
Goodwill recognized in connection with the Merger (Note 3)	4,848
Impairment charge	(4,848)
Ending balance, June 30, 2023	$-

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Legal expenses	$97	$5,195
Offering costs	1,356	1,356
Compensation and related benefits	89	369
Warranty expenses	192	192
Other accrued expenses	129	372
Accrued expenses	$1,863	$7,484

Activity in the product warranty accrual is included in accrued expenses in the unaudited condensed consolidated balance sheets and consisted of the following:

	Six months ended	Year ended
	June 30, 2023	December 31, 2022
Balance at beginning of period	$192	$195
Claims satisfied	-	(3)
Balance at end of period	$192	$192

The accrued warranty balances at June 30, 2023 and December 31, 2022 relate to the voluntary recall of catheters, which was initiated in September 2019.

Note 9. Royalties Payable

LockeT Royalty

On January 9, 2023, the Company entered into an agreement with the Noteholders to forgive all accrued interest and future interest expense in exchange for a future royalty right. The Company will pay to the Noteholders a total royalty equal to approximately 12% of net sales of its LockeT, commencing upon the first commercial sale, through December 31, 2035. The remaining accrued interest for the note not converted at closing of the Merger was paid on February 9, 2023.

An additional royalty will be paid to the inventor of the LockeT in exchange for the assignment and all rights to LockeT, the Company will pay a 5% royalty on LockeT net sales up to $1 million in royalties, payable annually in arrears, starting with the year ending December 31, 2022. After $1 million has been paid, and if, and only if, a U.S. patent is granted by the United States Patent and Trademark Office, then the Company will continue to pay a royalty at a rate of 2% of LockeT net sales, until total cumulative royalties of $10 million have been paid.  The royalty payments will end on revenues earned through February 29, 2032, regardless if the total $10 million has been paid.

AMIGO System Royalty

During 2006 and 2007, Old Catheter entered into two investment grant agreements with a non-profit foundation for the purpose of funding the initial development of Old Catheter’s AMIGO System receiving a total of $1.6 million from the foundation.

The agreement calls for the payment of the following sales-based royalties, by Old Catheter, to the foundation, upon successful commercialization of the AMIGO System:

Royalty Percentage	Until Royalty Payment Reaches a Total of
4%	$1,589,500
2%	$3,179,000
1%	In perpetuity

The Company is not actively marketing and selling the AMIGO System.  There was no royalty expense recorded for the three and six months ended June 30, 2023 and 2022 in relation to the AMIGO System. The AMIGO  System royalty has been earned and payment has been deferred to a future date.

See table below for a roll forward of the royalty payable for the six months ended June 30, 2023:

Balance at beginning of period	$-
AMIGO royalty payable assumed in connection with the Merger	159
LockeT royalty payable assumed in connection with the Merger	14,022
Change in fair value of royalty payable	(4,617)
Balance at end of period	$9,565

Note 10. Leases

For the three and six months ended June 30, 2023 operating lease expense was $16,713 and $28,796, respectively.  For the three and six months ended June 30, 2022, operating lease expense was $110,057 and $220,113, respectively.  Variable costs were insignificant for the three and six months ended June 30, 2023 and 2022.

The Company’s lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an imputed rate, which was used in a portfolio approach to discount its real estate lease liabilities. Management used an estimated incremental borrowing rate of 11.09% for all leases that commenced prior to January 1, 2023.

Lease Terms and Discount Rate

The following table presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of June 30, 2023:

Weighted average remaining lease term (in years) – operating leases	2.52
Weighted average discount rate – operating leases	8.78%

California Operating Lease

The Company had an operating lease for office and manufacturing space which required it to pay base rent and certain utilities. Monthly rent expense was recognized on a straight-line basis over the term of the lease which expires in 2027. At June 30, 2022, the remaining lease term was 5.5 years. The operating lease was included on the condensed consolidated balance sheets at the present value of the lease payments at a 7% discount rate which approximates the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment, as the lease did not provide an implicit rate.

On October 24, 2022, the Company entered into a lease termination agreement (the “Lease Termination Agreement”) with the landlord, pursuant to which it terminated the lease agreement for its office and manufacturing space in Carlsbad, California, effective October 28, 2022. In accordance with the terms of the Lease Termination Agreement, the Company agreed to (i) release its right to the security deposit of approximately $36 thousand previously paid to the landlord and (ii) pay a $0.3 million lease termination fee to the landlord. As a result of the Lease Termination Agreement, the Company wrote off its operating lease right-of-use asset, operating lease liability and security deposit, resulting in a non-cash gain of approximately $0.1 million. The lease termination fee of $0.3 million was paid on October 31, 2022.

South Carolina Office Lease Agreement

On September 27, 2022, Old Catheter entered into a lease agreement for office space located in Fort Mill, South Carolina. The space is used for office and general use. The term of the lease began on October 1, 2022, is 38 for months and includes two months of free rental from the commencement date of the lease. The lease contains two separate 36 month renewal periods, which require 180 days’ notice of the Company’s intention to exercise. As of the date of these unaudited condensed consolidated financial statements, the Company does not intend to exercise either of the two extension options. Total rent is $3,435 per month for the first ten months following the two months of free rental, with annual increases on the anniversary of the effective date. The Company has adopted the practical expedient under Topic 842, which permits the Company to account for each separate lease component of a contract and its associated non-lease components as a single lease payment. As a result, beginning at lease inception on October 1, 2022, the Company will recognize both the lease payments and associated common area maintenance payments as a single lease payment. The Company estimated an incremental borrowing rate of 11.09% for this lease agreement.

New Jersey Office Lease Agreement

On December 7, 2022, Old Catheter entered into a lease agreement for office space located in Augusta, New Jersey. The space is used for office and general use. The term of the lease is 24 months and began on January 1, 2023. The lease contains one 24 month renewal period, which requires 9 months’ notice if the Company intends to exercise. As of the date of these unaudited condensed consolidated financial statements, the Company does not intend to exercise the extension option. Total rent is $1,207 per month throughout the term of the lease agreement. The Company estimated an incremental borrowing rate of 10% for this lease agreement.

Park City Office Lease Agreement

On March 19, 2023, the Company entered into a lease agreement for office space located in Park City, Utah.  The space is used for office and general use.  The term of the lease is for 36 months and began on May 1, 2023.  The lease contains one 36 month renewal period, which require 180 days’ notice of the Company’s intention to exercise.  As of the date of these unaudited condensed consolidated financial statements, the Company does not intend to exercise the extension option. Total rent is $3,200 per month for the first year with an annual increase of three percent per year on the anniversary of the effective date.  As of the date of these unaudited condensed consolidated financial statements, the Company does not intend to exercise extension option. The Company estimated an incremental borrowing rate of 6% for this lease agreement.

Future lease payments for all lease obligations for the following four fiscal years and thereafter are as follows:

Operating Lease
Remainder of 2023	$47
2024	96
2025	81
2026	14
Total minimum lease payments	238
Less: effects of discounting	(8)
Present value of future minimum lease payments	$230

Right-of-use lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheets as follows:

	As of June 30, 2023	As of December 31, 2022
Assets
Lease right-of-use assets	$220	$-
Total lease assets	$220	$-

Liabilities
Current liabilities:
Lease liabilities – current portion	$86	$-
Non-current liabilities
Lease liabilities – net of current portion	144	-
Total lease liabilities	$230	$-

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

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at June 30, 2023 consisted of Series A Convertible Preferred Stock of 7,203 shares, Series X Convertible Preferred Stock of 12,675 shares, warrants of 11,042,151, stock options of 215,330, restricted stock awards of 0, and restricted stock units of 26.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at June 30, 2022 consisted of warrants of 1,126,573, stock options of 2,031, restricted stock awards of 1,600, restricted stock units of 136 and no shares under the Employee Stock Purchase Plan.

Net loss attributable to common stockholders consists of net loss, as adjusted for deemed dividends. The Company recorded a deemed dividend for the modification of existing warrants and issuance of the Series E warrants (see Note 12, Equity Offerings) of $0.8 million during the six months ended June 30, 2023.

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

The Series A warrants and Series B warrants were valued at approximately $11.6 million using the Black-Scholes model based on the following assumptions:

	Series A	Series B
Risk-free interest rate	0.9%	1.9%
Volatility	131.1%	85.4%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	1.0	7.0

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

The Company entered into an agreement with a former placement agent that, subject to satisfaction of the requirements contained therein, called for a cash tail fee payable based on capital raised from certain investors for a definitive time following the expiration of the agreement. The accrued cash tail fee of approximately $0.9 million related to the Offering is included in accrued expenses in the condensed consolidated balance sheets as of December 31, 2022 and June 30, 2023. Additionally, the agreement called for the issuance of a warrant to purchase approximately 33,000 shares of common stock at an exercise price of $31.25 per share. Such warrant would be immediately exercisable and expire five years from the date issued. This warrant was originally valued at approximately $0.4 million on the date of the Offering using the Black-Scholes model based on the following assumptions: expected volatility of 93.25%, risk-free interest rate of 1.81%, expected dividend yield of 0% and an expected term of 5 years. On the date of the Warrant Repricing, this warrant was revalued at approximately $0.4 million using the Black-Scholes model based on the following assumptions: expected volatility of 98.9%, risk-free interest rate of 2.87%, expected dividend yield of 0% and an expected term of 4.6 years. This warrant has not been issued by the Company as of the date of this Quarterly Report.

Warrant Inducement Offer

On January 9, 2023, the Company reduced the exercise price of certain existing warrants (the “Existing Warrants”), exercisable for 331,608 shares of the Company’s common stock held by a certain investor (the “Investor”), with exercise prices ranging from $14.00 to $526.50 per share to $4.00 per share (the “Warrant Repricing”). In connection with the Warrant Repricing, the Company entered into a warrant inducement offer letter (the “Inducement Letter”), with the Investor pursuant to which it would exercise up to all of the 331,608 Existing Warrants (the “Inducement Offer”). In consideration for exercising the Existing Warrants pursuant to the terms of the Inducement Letter, the Company received approximately $1.3 million in gross proceeds. The Company paid the placement agent aggregate cash fees of approximately $0.2 million related to the Inducement Offer which represented 8.0% of the gross proceeds received from the Inducement Offer plus other offering costs resulting in net proceeds to the Company of $1.1 million.  In consideration for exercising the Existing Warrants pursuant to the terms of the Inducement Letter, the Company issued the Investor a new Series E common stock purchase warrant, or Series E Warrant (the “Series E Warrant”), to purchase 331,608 shares of common stock at an exercise price of $4.00 per share. The Series E Warrant is exercisable for five years from the date of stockholder approval. Exercise of the Series E Warrant in full was subject to approval of the pre-closing holders of the Company’s stockholders which was obtained at the Stockholders’ Meeting.  The incremental fair value of the repriced warrants amounted to $0.3 million and the fair value of Series E warrant totaled $1.9 million.  The relative fair value of such amounts were recorded to additional paid-in capital concurrent with the exercise of the Existing Warrants.

As a result of the Warrant Repricing and Inducement Offer, the Company presents a deemed dividend for the modification of Existing Warrants and issuance of the Series E Warrants of $0 and $0.8 million during the three and six months ended June 30, 2023, respectively. The deemed divided was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations.

As of June 30, 2023, the Company had 11,042,151 shares of common stock reserved for issuance pursuant to the warrants issued by the Company at a weighted average exercise price of $5.31.

Private Placement

On January 9, 2023, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) for a private placement (“Private Placement”) with the Investor. Pursuant to the Securities Purchase Agreement, the Investor agreed to purchase, for an aggregate purchase price of approximately $8.0 million, (a) Class A units at a price that is the lower of $3.00 per unit and 90% of the 5 day volume weighted average price of the Company’s common stock immediately prior to obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants (as each are defined below), each consisting of one share of common stock, one Series F common stock purchase warrant, or Series F Warrant, and one Series G common stock purchase warrant, or Series G Warrant, and together with the Series F Warrants (the “PIPE Warrants”) and (b) Class B units at a price of $1,000 per unit, each consisting of one share of a new series of the Company’s preferred stock, designated as Series A Convertible Preferred Stock (the “PIPE Preferred Stock”), par value $0.0001, and one Series F Warrant and one Series G Warrant for each share of the Company’s common stock underlying the PIPE Preferred Stock (each share of which is convertible into a number of shares of the Company’s common stock equal to $1,000 divided by the lower of $3.00 and 90% of the 5 day volume weighted average closing price of the Company’s common stock immediately prior to the obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants, or the Preferred Conversion Rate. The closing under the Securities Purchase Agreement and the sale and issuance of the Class A units and Class B units (and the issuance of any underlying common stock) were approved at the Stockholders’ Meeting. At the closing of the Private Placement, the Company issued 497,908 Class A units for proceeds of approximately $0.9 million and 7,203 Class B units for proceeds of approximately $7.1 million which are convertible into up to 4,501,060 shares of common stock, as well as the issuance of warrants described below.

The PIPE Warrants, including Series F warrants and Series G warrants, are exercisable at an exercise price of $3.00 per share, subject to adjustments as provided under the terms of the PIPE Warrants. The PIPE Warrants are exercisable at any time on or after the closing date of the Private Placement until the expiration thereof, except that the PIPE Warrants cannot be exercised if, after giving effect thereto, the purchaser would beneficially own more than 4.99%, or the Maximum Percentage, of the outstanding shares of common stock of the Company, which Maximum Percentage may be increased or decreased by the purchaser with written notice to the Company to any other percentage specified not in excess of 9.99%. The Series F Warrants have a term of two years from the date of stockholder approval, and the Series G Warrants have a term of six years from the date of stockholder approval. The Series F Warrants and Series G Warrants were approved at the Stockholders’ Meeting.

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

Note 13. Preferred Stock

Series X Convertible Preferred Stock

As described in Note 3, above, pursuant to the Merger Agreement, all Old Catheter common stock shares issued and outstanding and convertible promissory notes, representing an aggregate principal of $25.2 million, were converted into a right to receive 14,649.591 shares of a new class of the Company’s preferred stock, designated Series X Convertible Preferred Stock.

Series X Convertible Preferred Stock has no voting rights prior to the conversion into Common Stock. While there are no voting rights of the Series X Convertible Preferred Stock, there are protective rights regarding the sales of the company, change of control, etc. No currently outstanding share of Series X Preferred may convert into common stock until on or after July 9, 2024, and then, only if the Company’s common stock has been delisted from the NYSE American or has been approved for initial listing on the NYSE American or another stock exchange, at a rate of 1000 shares of Common Stock for each share of Series X Convertible Preferred Stock.

Upon consummation of the merger, each holder of Old Catheter convertible promissory notes received, in exchange for discharge of the principal of his or its Notes, a number of shares of our Series X Convertible Preferred Stock representing a potential right to convert into our common stock in an amount equal to one common share for each $3.20 of principal amount.

On March 21, 2023, the Company held a special meeting of stockholders (the “Stockholders’ Meeting”), at which the stockholders approved, among other things, the issuance of 1,974,905 shares of common stock upon the conversion of 1,974.905 of Series X Convertible Preferred Stock which were issued upon the closing of the Merger (see Note 3, Business Combination). The remaining 12,674.687 shares of Series X Convertible Preferred Stock are expected to remain outstanding until at least July 9, 2024, and will convert thereafter up to 12,674,687 shares of common stock, only if the Company meets the initial listing standards of the NYSE American or another national securities exchange or are delisted from the NYSE American.

Also, through at least July 9, 2024, the ability to convert the Series X Convertible Preferred Stock will be subject to a beneficial ownership conversion “blocker” that prevents the holder from acquiring shares of the Company’s common stock by converting the Series X Convertible Preferred Stock to the extent that such shares would result in the holder having, post-conversion, beneficial ownership of common stock above a pre-set threshold (the “Beneficial Ownership Blocker”).

Series A Convertible Preferred Stock

As described in Note 12, on January 9, 2023, the Company entered into a Securities Purchase Agreement for a Private Placement, with the Investor. Pursuant to the Securities Purchase Agreement, the Investor agreed to purchase, for an aggregate purchase price of approximately $8.0 million, (a) Class A units at a price that is the lower of $3.00 per unit and 90% of the 5 day volume weighted average price of the Company’s common stock immediately prior to obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants, each consisting of one share of common stock, one Series F common stock purchase warrant, or Series F Warrant, and one Series G common stock purchase warrant, or Series G Warrant, and together with the Series F Warrants (the “PIPE Warrants”) and (b) Class B units at a price of $1,000 per unit, each consisting of one share of a new series of the Company’s preferred stock, designated as Series A Convertible Preferred Stock, par value $0.0001, and one Series F Warrant and one Series G Warrant for each share of the Company’s common stock underlying the PIPE Preferred Stock (each share of which is convertible into a number of shares of the Company’s common stock equal to $1,000 divided by the lower of $3.00 and 90% of the 5 day volume weighted average closing price of the Company’s common stock immediately prior to the obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants, or the Preferred Conversion Rate. The closing under the Securities Purchase Agreement and the sale and issuance of the Class A units and Class B units (and the issuance of any underlying common stock) were approved at the Stockholders’ Meeting. At the closing of the Private Placement, the Company issued 497,908 Class A units for proceeds of approximately $0.9 million and 7,203 Class B units for proceeds of approximately $7.1 million which are convertible into up to 4,501,060 shares of common stock, as well as the issuance of certain warrants.

Shares of Series A Convertible Preferred Stock, the conversion of which was approved at the Stockholders’ Meeting, convert into common stock at the option of the holder at the Preferred Conversion Rate, subject to certain ownership limitations as described below. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

Subject to limited exceptions, holders of shares of Series A Convertible Preferred Stock will not have the right to convert any portion of their Series A Convertible Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or up to 9.99% at the election of the holder) of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

Holders of Series A Convertible Preferred Stock will be entitled to receive dividends on shares of Series A Convertible Preferred Stock equal, on an as-if-converted-to-common stock basis, and in the same form as dividends actually paid on shares of the common stock. Except as otherwise required by law, the PIPE Preferred Stock does not have voting rights.

The Company also entered into a registration rights agreement with the purchasers requiring the Company to register the resale of the shares of common stock, the shares issuable upon exercise of the Warrants and the shares issuable upon the conversion of the PIPE Preferred Stock.

Note 14. Stock-Based Compensation

2018 Equity Incentive Plan

In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”) which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. Stock options granted under the 2018 Plan generally vest one-fourth on the first anniversary of the vesting commencement date with the balance vesting monthly over the remaining three years. Restricted stock units granted under the 2018 Plan generally vest one third on the first anniversary of the vesting commencement date and one sixth every six months thereafter such that the award will be fully vested on the third anniversary of the vesting commencement date. As of June 30, 2023, 9,245 shares of common stock were reserved for future issuance pursuant to the 2018 Plan. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year equal to the lesser of (1) 1,305 shares; (2) 5% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or 3) such other amount as the Company’s board of directors may determine.

2020 Inducement Equity Incentive Plan

In March 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) for the purpose of attracting, retaining and incentivizing employees in furtherance of the Company’s success. The 2020 Plan was adopted without stockholder approval pursuant to Rule 303A.08 of the New York Stock Exchange. The 2020 Plan is used to offer equity awards as material inducements for new employees to join the Company. Upon adoption of the 2020 Plan, 640 shares of common stock were reserved for the granting of inducement stock options, restricted stock awards, restricted stock units and other forms of equity awards. As of June 30, 2023, 181 shares of common stock were reserved for future issuance under the 2020 Plan.

Stock Options Assumed in Merger (See Note 3, Business Combination)

At the closing of the Merger, (a) each outstanding share of Old Catheter common stock and $25,215,000 in Old Catheter convertible promissory notes were converted into the right to receive 14,649.591 of the Company’s Series X Convertible Preferred Stock, and b) each outstanding option to purchase Old Catheter common stock that had not previously been exercised prior to the closing of the Merger was assumed and converted into options to purchase 753,699 shares of the Company’s Common Stock (“Replacement Options”).  Additionally, no Old Catheter options were amended in connection with the Merger. All the Replacement Options vested in accordance with the original terms of the grants in place at the time of the Merger. As a result, $3.4 million of purchase price consideration, which represented the estimated fair value of Old Catheter’s assumed stock options, and $1.1 million of stock-based compensation expense, which represents the excess of the estimated fair value of the Replacement Options over the assumed Old Catheter stock options, were recognized upon the closing of the Merger.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	990	$11,405
Options assumed in Old Catheter Merger	753,699	$1	-	$-
Options exercised	(402,328)	$1	-	$-
Canceled/forfeited	(137,031)	$6	-	$-
Outstanding at June 30, 2023	215,330	$50	6.9	$-
Vested and expected to vest at June 30, 2023	215,330	$50	6.9	$-
Exercisable at June 30, 2023	215,330	$50	6.9	$-

The Company did not grant any stock options during the six months ended June 30, 2023.

Restricted Stock Units

The following is a summary of the restricted stock unit activity for the 2018 Plan for the six months ended June 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	61	$450
Vested	(26)	$333
Forfeited	(9)	$1,129
Outstanding at June 30, 2023	26	$333

Restricted Stock Awards

A summary of the restricted stock award activity for the six months ended June 30, 2023 is presented below.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	948	$248
Vested	(503)	$306
Forfeited	(445)	$184
Outstanding at June 30, 2023	-	$-

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

For the three and six months ended June 30, 2023, there was no cash received from the exercise of purchase rights under the ESPP.  For the three and six months ended June 30, 2022, cash received from the exercise of purchase rights under the ESPP was approximately $5 thousand. The Company paused the ESPP in May 2022.

As of June 30, 2023, the Company had issued 950 shares of common stock since inception of the ESPP, and 26 shares were reserved for future issuance.

Stock-based compensation expense recorded in operating expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general and administrative	$(174)	$104	$1,220	$223
Research and development	-	19	-	68
Stock-based compensation in operating expenses	$(174)	$123	$1,220	$291

The decrease in stock-based compensation for the three months ended June 30, 2023 was due the measurement period adjustments on the fair value of the Old Catheter’s fully vested stock options prior to the Merger compared to the fair value after the Merger, see Note 3, Business Combination. There was no stock-based compensation capitalized to property and equipment and inventory during the three and six months ended June 30, 2023. Stock-based compensation of approximately $3 thousand and $6 thousand was capitalized to inventory and property and equipment during the three and six months ended June 30, 2022, respectively.

Total unrecognized estimated stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized at June 30, 2023 was as follows:

	Unrecognized Expense	Remaining Weighted Average Recognition Period (in years)
Stock Options	$-	-
Restricted stock awards	$-	-
Restricted stock units	$5	0.6

Note 15. Income Taxes

The following table summarizes the Company’s effective tax rate for the periods indicated:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Reported income tax expense rate	0.0%	(0.1%)

The Company did not record an income tax provision for the three and six months ended June 30, 2023 and 2022. The Company recorded an income tax expense for the twelve months ended December 31, 2022, primarily due to minimum state taxes.

In addition, for all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is more likely than not that its net deferred tax assets will not be realized. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance.

The acquisition of Old Catheter was treated as a stock purchase for U.S. tax purposes in the first quarter of 2023. As such, the Company recorded deferred tax assets and liabilities on its U.S. tax attributes. The Company continues to use its deferred tax liabilities as a source of income against a portion of its deferred tax assets. A valuation allowance was recorded for the portion of the deferred tax assets that are not more-likely-than-not to be realized.

As part of the Tax Cuts and Jobs Act of 2017 (TCJA), beginning with the Company's 2022 tax year, the Company is required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the U.S. will be amortized over 15 years. This provision has not had a significant impact to the unaudited condensed consolidated financial statements.

Note 16. Commitments and Contingencies

In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

Note 17. Employee Benefit Plan

In January 2019, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Under the terms of the 401(k) Plan, all full-time employees were eligible to make voluntary contributions as a percentage or defined amount of compensation. The Company made matching contributions based on 100% of each employee’s contribution up to 3% and 50% of contributions between 3% and 5%, with the match-eligible contribution limited to 4% of the employee’s eligible compensation. The Company cancelled the 401(k) Plan effective March 10, 2023. The Company had no expenses related to the matching contribution for the three and six months ended June 30, 2023.  The Company’s expense related to the matching contributions was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

Note 18. Related Parties

Prior to the Merger, David A Jenkins, the Company’s current Chairman of the Board and interim Chief Executive Officer, and Old Catheter’s then Chairman of the Board of Directors, and his affiliates held approximately $25.1 million of Catheter’s Convertible Promissory Notes, or the Notes, that were converted in the Catheter merger into 7,856.251 shares of Series X Convertible Preferred Stock (see Notes 3, Business Combination and 13, Preferred Stock). In consideration for forgiving the interest accrued but remaining unpaid under the Notes in an aggregate amount of approximately $13.9 million, Mr. Jenkins and his affiliates also received royalty rights equal to approximately 12% of the net sales, if any, of LockeT, commencing upon the first commercial sale and through December 31, 2035 (see Note 9, Royalties Payable).

In addition to the shares described above that were issued in connection with the Notes, Mr. Jenkins and his affiliates received 1,325.838 shares of Series X Convertible Preferred Stock in the merger, and Mr. Jenkins’ adult children received 1,284.344 shares of Series X Convertible Preferred Stock in the merger, all in exchange for their equity interests in Catheter in accordance with the merger exchange ratio.

In connection with the Merger (see Note 3, Business Combination), the Company assumed $1.4 million of accrued expenses, of which $1.1 million was due to Mr. Jenkins and was paid on January 10, 2023.

Mr. Jenkins’ daughter, the Company’s Chief Operating Officer, received options to purchase 144,169 shares of the Company’s common stock upon the closing of the merger in exchange for her options to purchase shares of Catheter common stock, converted based on the exchange ratio in the merger. Of the total options to purchase 144,169 shares of the Company’s common stock, 140,816 options have an exercise price of $0.59 per share, and the remaining 3,353 options have an exercise price of $2.02 per share.

Following stockholder approval on March 21, 2023, the Company issued 991,828 shares of common stock to Mr. Jenkins and affiliates upon conversion of 991.828 shares of Series X Convertible Preferred Stock, and 235,320 shares of common stock to his adult children upon conversion of 235.320 shares of Series X Convertible Preferred Stock.

Note 19. Subsequent Events

Issuance of Securities in Private Placement

On July 5, 2023, the Company issued 1,093,552 shares of its common stock in connection with the conversion of 1,750 shares of its outstanding Series A Convertible Preferred Stock. The shares were issued in connection with two separate conversions of 875 shares of Series A Convertible Preferred Stock into 546,776 shares of common stock that occurred on July 3, 2023. Each share of Series A Convertible Preferred Stock is convertible into approximately 625 shares of common stock. The common stock was issued pursuant to the exemption contained in Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), which applies to transactions in which a security is exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. The shares issued have been registered for resale on an effective registration statement on Form S-3.

On July 24, 2023, the Company issued 546,776 shares of its common stock in connection with the conversion of 875 shares of its outstanding Series A Convertible Preferred Stock.  The common stock was issued pursuant to the exemption contained in Section 3(a)(9) of the Act, which applies to transactions in which a security is exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. The shares issued have been registered for resale on an effective registration statement on Form S-3.

Adoption of 2023 Equity Incentive Plan

On July 11, 2023, the Company held an Annual Meeting where the Company stockholders approved the 2023 Equity Incentive Plan (“2023 Plan”) that authorizes the Company to grant options, restricted stock and other equity-based awards. No issuance of options have been granted under the 2023 Plan.

Insurance Note Payable

On October 16, 2023, the Company entered into a short-term financing arrangement with its insurance carrier related to payment of premium for its Director and Officer liability insurance coverage totaling $290 thousand for the policy year ending on September 26, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

References to “we”, “us”, “our” and “the Company” refer to Catheter Precision, Inc. (formerly known as Ra Medical Systems, Inc.)

Overview

Catheter Precision, Inc. (formerly known as Ra Medical Systems, Inc.) (“Catheter” or the “Company”), was reincorporated in Delaware in July 2018. The Company was initially formed to develop, commercialize and market its advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases.

On January 9, 2023, the Company completed its acquisition of Catheter Precision, Inc., (“Old Catheter”), a privately held Delaware corporation pursuant to an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Old Catheter merged into a wholly owned subsidiary of Ra Medical, in a stock-for-stock and notes payable merger transaction (the “Merger”). We refer to the post-merger combined company as the “Company”.  The total purchase consideration for the Merger was $72.5 million which represents the sum of the (i) estimated fair value of the 14,649.591 Series X Convertible Preferred Stock issued and (ii) portion of the estimated fair value of the $3.4 million representing the Company stock options issued as replacement of Cather share-based payment awards. During the three months ended June 30, 2023, we recorded measurement period adjustments based on changes to certain estimates and assumptions and their related impact to the purchase price allocation. Developed technology was revised from $35.1 million to $27.0 million; trademarks were revised from $1.7 million to $1.3 million; customer relationships were revised from $200 thousand to $62 thousand; goodwill was revised from $56.1 million to $60.9 million; and royalties payable were revised from $7.6 million to $14.2 million.  As a result of the impairment analysis, we have recorded impairment loss to goodwill of $60.9 million.  The Company changed its corporate name to Catheter Precision, Inc. in August 2023.

The Company’s primary business focus now relates to Old Catheter’s historical business and products. Old Catheter’s primary product is the View into Ventricular Onset or VIVOTM, (“VIVO” or “VIVO System”). VIVO is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. The VIVO system has achieved a CE Mark allowing it to be commercialized in the European Union and has been placed at several hospitals in Europe. FDA 510(K) clearance in the United States was received, and the Company began a limited commercial release of VIVO in 2021.

Pre-Merger Operations

The Company owns intellectual property related to an advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases. The Destruction of Arteriosclerotic Blockages by laser Radiation Ablation, or DABRA, laser and single-use catheter, together referred to as the DABRA Excimer Laser System (“DABRA”) was developed as a tool in the treatment of Peripheral Artery Disease which commonly occurs in the legs. The Company also previously marketed the Pharos laser which was used to treat proliferative skin conditions. The Company completed the sale of its Pharos laser business, or Dermatology Business, to STRATA Skin Sciences, Inc. on August 16, 2021.

As previously reported, the board of directors approved a reduction in force (“RIF”), effective June 6, 2022, under which approximately 65% of Ra Medical’s full-time employees were immediately terminated and provided one-time severance payments totaling approximately $0.6 million. In August and September 2022, an additional 20% of Ra Medical’s employees were terminated and provided one-time severance payments totaling approximately $0.3 million. The purpose of the RIF was to preserve capital with the goal of maximizing the opportunities available to Ra Medical during the board of directors’ review of strategic alternatives.

As a result of the RIF and the board of directors’ review of strategic alternatives, the Company paused all engineering activities in June 2022. On July 5, 2022, the Company announced the receipt of FDA 510(k) clearance for the DABRA 2.0 catheter as part of the DABRA Excimer Laser System. This catheter includes a braided over jacket to make the catheter more robust and more kink-resistant when navigating tortuous anatomy. This catheter also has a six-month shelf life as a result of multiple design and manufacturing remediations implemented to address prior limitations. The Company has ceased marketing the DABRA Excimer Laser System and does not currently intend to commercialize the DABRA 2.0 catheter.

As previously reported, Ra Medical’s strategy was to pursue an atherectomy indication for use, which the FDA defines to include a prespecified improvement in luminal patency. The Company received an Investigational Device Exemption, or IDE, approval in January 2020, and the study was approved for up to 10 clinical sites and 100 subjects. In February 2022, the FDA approved a protocol amendment, raising the enrollment limit from a maximum of 100 subjects to 125 subjects.

On June 6, 2022, Ra Medical ceased enrollment in the atherectomy clinical study at 108 subjects, with the intent to satisfy the FDA’s data requirements to support an atherectomy indication by completing the six-month follow-up by the end of 2022 or early 2023. However, due to the Merger, The Company closed all clinical sites subsequent to the Merger in January 2023, and it has no plans to pursue the atherectomy indication with the FDA.

Post-Merger Operations

Looking forward, we do not expect to use our legacy DABRA-related assets or continue Ra Medical’s legacy lines of business, but instead expect to shift the focus of our operations to Old Catheter’s product lines. Accordingly, our current activities primarily relate to Old Catheter’s historical business, which comprises the design, manufacture and sale of new and innovative medical technologies focused in the field of cardiac electrophysiology, or EP.

Our primary product is the VIVO System. We are focused on the design, market development and usage adoption of our VIVO System by cardiac electrophysiologists to enhance their ability to diagnose and treat cardiac arrhythmias. We have completed development, received regulatory clearance, and initiated sales of the VIVO System in the U.S. and Europe.

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

We have received United States Food and Drug Administration (“FDA”) clearance to market and promote the VIVO System in the United States as a pre-procedure planning tool for patients with structurally normal hearts undergoing ablation treatment for idiopathic ventricular arrhythmias. VIVO allows for the acquisition, analysis, display and storage of cardiac electrophysiological data and maps for analysis by a physician. We began a limited commercial launch of VIVO in 2021 and to date, VIVO has been utilized in more than 850 procedures in the U.S. and EU by over 30 physicians, with no reported device-related complications.

We have been cleared to label the VIVO System with the CE Mark in the EU and certain other countries The CE Mark designation, which affirms the product’s conformity with European health, safety, and environmental protection standards, allows us to market that product in countries that are members of the EU and the European Free Trade Association. Catheter has commenced limited sales of the VIVO System in Europe and the UK through independent distributors. Catheter’s international distributors are supported by two EU based full time consultants.

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

Clinical studies for LockeT are planned to begin during the second half of 2023. These studies are planned to show the product’s effectiveness and benefits, including faster wound closure, earlier ambulation, potentially leading to early hospital discharge, and cost analysis. This data is intended to provide crucial data for marketing and to expand our indications for use with the FDA.

Prior to 2018, Old Catheter marketed the AMIGO® Remote Catheter System (the “AMIGO” or “AMIGO System”), which provides for accurate positioning, manipulation, and stable control of catheters for use by electrophysiologists in the diagnosis and treatment of abnormal heart rhythms known as cardiac arrhythmias. AMIGO was designed for use during the ablation procedure, to allow the physician to remotely navigate standard commercially available catheters, with stability and precision, and maintains catheter locations within the heart while decreasing radiation exposure and avoiding long periods standing bedside in heavy protective lead aprons. AMIGO has been used in over 2,000 procedures in the U.S. and Europe and has been well received by leading experts in the field of EP. We own the intellectual property related to AMIGO, and this product is under consideration for future research and development of a generation 2 product.

Recent Developments

Settlement Agreements with the Department of Justice and Participating States

On December 28, 2020, the Company entered into a settlement agreement with the U.S., acting through the Department of Justice (“DOJ”) and on behalf of the Office of Inspector General, and other settlement agreements with certain state attorneys general (collectively the “Settlement Agreements”), to resolve investigations and a related civil action concerning its marketing of the DABRA laser system and DABRA-related remuneration to certain physicians. Pursuant to the terms of the Settlement Agreements, if the Company was acquired or was otherwise involved in a change in control transaction (as defined in the Settlement Agreements) before the end of 2024, the Company was required to pay a settlement amount of $5.0 million. As a result of the Merger, the Company made payments of $4.7 million and $0.3 million to the DOJ and participating states, respectively, in February 2023. Such amounts were included in accrued expenses in the balance sheet at December 31, 2022.

Warrant Inducement Offer

On January 9, 2023, we reduced the exercise price of certain existing warrants, or the Existing Warrants, exercisable for 331,608 shares of Ra Medical common stock held by a certain investor (the “Investor”), with exercise prices ranging from $14.00 to $526.50 per share to $4.00 per share, or the Warrant Repricing. In connection with the Warrant Repricing, we entered into a warrant inducement offer letter, or the Inducement Letter, with the Investor pursuant to which it would exercise up to all of the 331,608 Existing Warrants, or the Inducement Offer. In consideration for exercising the Existing Warrants pursuant to the terms of the Inducement Letter, we received approximately $1.3 million in gross proceeds. We paid the placement agent aggregate cash fees of approximately $0.2 million related to the Inducement Offer which represented 8.0% of the gross proceeds received from the Inducement Offer plus other offering costs. In consideration for exercising the Existing Warrants pursuant to the terms of the Inducement Letter, we issued the Investor a new Series E common stock purchase warrant, or Series E Warrant, to purchase 331,608 shares of common stock at an exercise price of $4.00 per share. The Series E Warrant is exercisable for five years from the date of stockholder approval. Exercise of the Series E Warrant in full was approved by the Company’s stockholders at the special Stockholders’ Meeting held on March 21, 2023. The incremental fair value of the repriced warrants amounted to $0.3 million and the fair value of Series E warrant totaled $1.9 million.  The relative fair values of such amounts were recorded to additional paid-in capital concurrent with the exercise of the Existing Warrants.

Securities Purchase Agreement

On January 9, 2023, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) with the Investor. Pursuant to the Securities Purchase Agreement, the Investor agreed to purchase, for an aggregate purchase price of approximately $8.0 million, (a) Class A Units at a price that was the lower of $3.00 per unit and 90% of the 5 day volume weighted average price of our common stock immediately prior to obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants (as each are defined below), each consisting of one share of common stock, one Series F Common Stock Purchase Warrant, or Series F Warrant, and one Series G Common Stock Purchase Warrant, or Series G Warrant, and together with the Series F Warrant the PIPE Warrants, and (b) Class B Units at a price of $1,000 per unit, each consisting of one share of a new series of the Company’s preferred stock, designated as Series A Convertible Preferred Stock, par value $0.0001, or the PIPE Preferred Stock, and one Series F Warrant and one Series G Warrant for each share of the Company’s common stock underlying the PIPE Preferred Stock, each share of which is convertible into a number of shares of the Company’s common stock equal to $1,000 divided by the lower of $3.00 and 90% of the 5 day volume weighted average closing price of the Company’s common stock immediately prior to the obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants, or the Preferred Conversion Rate. The closing under the Securities Purchase Agreement and the sale and issuance of the Class A Units and Class B Units (and the issuance of any underlying common stock) was approved at the special Stockholders’ Meeting held March 21, 2023. At the closing of the Private Placement, we issued 497,908 Class A Units for proceeds of approximately $0.9 million and 4,501,060 Class B Units for proceeds of approximately $7.1 million.

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

We have used the net proceeds from the Private Placement to advance the development and commercialization of our novel electrophysiology technologies and solutions and to support general corporate purposes.

Conversion of Series X Convertible Preferred Stock

On March 21, 2023, we held a special meeting of stockholders, or Stockholders’ Meeting, at which the stockholders approved, among other things, the issuance of 1,974,905 shares of our common stock upon the conversion of 1,974.905 of our Series X Convertible Preferred Stock which were issued upon the closing of the Merger. The remaining 12,674.687 shares of Series X Convertible Preferred Stock are expected to remain outstanding until at least July 9, 2024 and will convert thereafter into up to 12,674,687 shares of common stock, only if we meet the initial listing standards of the NYSE American or another national securities exchange or are delisted from the NYSE American.

Components of our Results of Operations

Revenues

Product sales revenues prior to the Merger consisted of sales of catheters for use with the DABRA laser in our atherectomy clinical trials.

After the Merger, our legacy DABRA laser is no longer in use and we have shifted the focus of our operations to Old Catheter’s product lines. Accordingly, our current activities primarily relate to Old Catheter’s historical business which comprises the design, manufacture and sale of new and innovative medical technologies focused in the field of cardiac electrophysiology, or EP.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of employee-related costs, including salaries, benefits and stock-based compensation expenses. Other SG&A expenses include amortization of intangible assets and accretion of royalties payable acquired in the Merger, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and facility-related expenses.

Research and Development Expenses

Research and development (“R&D”) expenses are expensed as incurred and include the following: product development, certain employee-related expenses, including salaries, benefits and an allocated portion of stock-based compensation expense; cost of clinical studies to support new products and product enhancements, including expanded indications; supplies used for internal R&D and clinical activities; and cost of outside consultants who assist with technology development and clinical affairs.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

The following table sets forth the results of the Company’s operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues	$96	$5	$91	$181	$14	$167
Cost of revenues	7	66	(59)	17	161	(144)
Selling, general and administrative expenses	1,415	2,476	(1,061)	11,648	4,778	6,870
Research and development expenses	134	2,396	(2,262)	374	5,511	(5,137)
Restructuring/ impairment charges	4,848	3,527	1,321	60,934	3,527	57,407
Change in fair value of royalty payable	4,617	-	(4,617)	4,617	-	(4,617)
Other income, net	115	12	103	199	20	179

Revenues

The increase in revenues of approximately $91 thousand and $167 thousand for the three and six months ended June 30, 2023, respectively compared to the corresponding periods in the prior year was due to product sales of the VIVO system, as a result of the Merger.

Cost of Revenues

The decrease in cost of revenues of approximately $59 thousand and $144 thousand for the three and six months ended June 30, 2023, respectively as compared to the corresponding periods in the prior year was due to the cost of sales of the VIVO system, as a result of the Merger, which were substantially lower than the cost of revenues for the Ra Medical legacy products during the comparable prior year periods, which legacy products have been discontinued.

Selling, General and Administrative Expenses

The decrease in SG&A of approximately $1,061 thousand for the three months ended June 30, 2023 as compared to the corresponding period in the prior year was due primarily to the decrease of approximately $932 thousand that resulted from an adjustment of fair value of intangible assets acquired in the Merger, and decreases of $278 thousand in stock-based compensation, $119 thousand in investor relations and SEC fees, and insurance expense of $322 thousand. Additionally, SG&A increased $304 thousand in professional fees and $286 thousand in other selling, general and administrative expenses.

The increase in SG&A of approximately $6.9 million for the six months ended June 30, 2023 compared to the corresponding period in the prior year was due primarily to the increase in professional fees of approximately $3.1 million, of which $1.7 million was incurred in connection with the Merger, an increase in severance related charges of $2.1 million of which $1.75 million related to the Company’s former Chief Executive Officer, an increase in stock based compensation of approximately $1.0 million, which was related to the one time stock compensation for Old Catheter stock options assume in the Merger.  Additionally, SG&A increased as a result of an increase in depreciation and amortization of approximately $1.0 million that resulted from intangible assets acquired in the Merger, and increase in other selling, general and administrative expenses of $0.5 million, partially offset by a decrease in investor relations and SEC fees of $0.2 million and insurance expense of $0.6 million.

Research and Development Expenses

The decrease in R&D expenses of approximately $2.2 million for the three months ended June 30, 2023 as compared to the corresponding periods in the prior year was primarily due to a decrease in R&D salaries and benefits expenses of $1.4 million, a decrease in R&D facilities allocation expenses of $0.2 million, a decrease in R&D professional fees of $0.2 million, a decrease in R&D supplies and materials of $0.2 million and a decrease in clinical study costs of $0.2 million as a result of the discontinuation of the Ra Medical legacy business.

The decrease in R&D expenses of approximately $5.1 million for the six months ended June 30, 2023 as compared to the corresponding periods in the prior year was primarily due to a decrease in R&D salaries and benefits expenses of approximately $3.0 million, a decrease in R&D facilities allocation expenses of $0.3 million a decrease in R&D professional fees of $0.5 million, a decrease in R&D supplies and materials of $0.7 million a decrease in clinical study costs of $0.3 million, and a decrease in other R&D expense of $0.3 million as a result of the discontinuation of the Ra Medical legacy business.

Restructuring and Impairment Charges

In accordance with ASC Topic 805-10-25-15, the acquirer in a business combination has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. The measurement period provides companies with a reasonable period of time to determine the value of identifiable tangible and intangible assets acquired, liabilities assumed, and the consideration transferred for the acquire.  In accordance with ASC Topic 805-10-25-14, the measurement period ends when the acquirer receives all necessary information about the facts and circumstances that existed as of the acquisition date for the provisional amounts (or otherwise learns that more information is not obtainable); however, the measurement period cannot exceed one year from the acquisition date.

Due to a sustained decrease in our share price during the three months ended March 31, 2023, we concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists that required us to assess if impairment existed as of March 31, 2023. In accordance with ASC 350, we performed a quantitative goodwill impairment test, which resulted in the carrying amount of the reporting unit exceeding the fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. We recorded an impairment charge of $56.1 million related to goodwill for the three months ended March 31, 2023.  Also, in accordance with ASC 350, for the three months ended June 30, 2023, we also performed quantitative goodwill impairment testing due to our recording measurement period purchase accounting adjustments.  We recorded an additional $4.8 million as impairment charges to goodwill.  We utilized a combination of an income and market approach to assess the fair value of the reporting unit as of June 30, 2023. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions while the guideline public company market approach considered marketplace earnings multiples from within a peer public company group. As of June 30, 2023, cumulative goodwill impairment charges of $60.9 million were incurred related to our single reporting unit.  We recorded the impairment charge of $60.9 million within loss on impairment of goodwill in the condensed consolidated statement of operations.

For the three and six months ended June 30, 2022, restructuring and impairment charges of $3.5 million represent the expenses incurred in June 2022 due to the RIF, resulting in one-time severance payments, and our decision to discontinue enrollment of patients in our clinical trial, cease manufacturing activities, sell or dispose of substantially all of our property and equipment, inventories and R&D supplies, resulting in impairment of property and equipment, inventory obsolescence charges and the write-off of R&D supplies.

Change in fair value of royalty payable

As of the date of the Merger, the royalty payable was calculated using a discounted cash flow method utilizing a discount rate of 24.1%.  At each reporting period, the fair value of the royalty payable is calculated using the discounted cash flow method.  At June 30, 2023, the discount rate was 30.0%, resulting in a change in fair value of royalty payable of $4.6 million for the three and six months ended June 30, 2023, respectively.  There were no royalties for the three and six months ended June 30, 2022.

Other income, net

The increase in other income, net of approximately $103 thousand and $179 thousand for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year was primarily due to an increase in interest income.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of approximately $7.4 million and an accumulated deficit of approximately $273.1 million.  For the six months ended June 30, 2023, net cash used from operating activities was approximately $16.9 million. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception.

We expect operating losses and negative cash flows to continue for the foreseeable future as we invest in our commercial capabilities. Additional costs associated with the Merger paid during the year ended December 31, 2022 and during the six months ended June 30, 2023 have substantially depleted our cash. Following the Merger with Old Catheter, we further reduced staff and other costs while assuming the operating costs of Old Catheter. Of the Company’s cash flows used in operating activities of $16.9 million, much of these cash outflows are related to the Merger and are non-recurring in nature. Specifically, we paid approximately $5.0 million in settlement costs that had been accrued as of December 31, 2022. See Note 8, Accrued Expenses. We will continue to monitor our operating costs and seek to reduce our current liabilities. Such actions may impair our ability to proceed with certain strategic activities, and we may be unsuccessful at negotiating existing liabilities to the Company’s benefit. In January 2023, we raised gross proceeds of $1.3 million from a Warrant Repricing and, in March 2023, we completed a Private Placement and raised gross proceeds of $8.0 million. See Note 12, Equity Offerings, of our accompanying unaudited condensed consolidated financial statements. If expected revenues are not adequate to fund our planned expenditures, or we are unsuccessful at raising cash through future capital transactions, we may be required to reduce our spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that we will be successful in doing so. Accordingly, we may be required to raise additional cash through debt or equity transactions. We may not be able to secure financing in a timely manner or on favorable terms, if at all.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(16,900)	$(14,577)
Investing activities	(42)	-
Financing activities	8,493	10,660
Net change in cash and cash equivalents	$(8,449)	$(3,917)

Net Cash Used in Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities of $16.9 million consisted of a net loss of $68.0 million, a decrease in operating assets and liabilities of $7.5 million, partially offset by non-cash expenses of $58.6 million, consisting of a loss on impairment of goodwill of $60.9 million, non-cash stock-based compensation of $1.2 million, depreciation and amortization of $1.0 million and a decrease in the change in fair value of royalties payable of $4.6 million.

During the six months ended June 30, 2022, net cash used in operating activities of $14.6 million consisted of a net loss of $13.9 million and non-cash adjustments of $3.6 million, consisting primarily of non-cash restructuring and impairment charges of $2.9 million and stock-based compensation and depreciation and amortization of $0.3 million each.  In addition, we experienced changes in operating assets and liabilities of $4.3 million.

Net Cash Used in Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities of $42.0 thousand consisted of purchases of property and equipment of approximately $57.0 thousand, offset by proceeds from cash acquired as part of business combination of approximately $15.0 thousand.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities of $8.4 million, primarily consisted of cash proceeds from the private placement of $8.0 million and proceeds from the exercise of warrants of $1.3 million, partially offset by the payment of offering costs of $0.6 million.

During the six months ended June 30, 2022, net cash provided by financing activities of $10.7 million primarily consisted of net cash proceeds from the February 2022 public offering.

The Company’s Critical Accounting Policies and Estimates

The information set forth below relates to the Company’s critical accounting policies and estimates. The discussion and analysis of our financial position and results of operations is based on our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. GAAP. We believe certain of our accounting policies are critical to understanding our financial position and results of operations.

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We regularly evaluate estimates and assumptions related to business combinations, including the determination of the purchase price and related allocations to the fair value of assets acquired and liabilities assumed, provisions for legal contingencies, income taxes, deferred income tax, asset valuation allowances, valuation of warrant liabilities, share based compensation and revenues. Our estimates are based on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

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

Goodwill

Goodwill, which represents the excess of purchase price of Old Catheter over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. We review goodwill for possible impairment annually during the fourth quarter, or whenever events or circumstances indicate that the carrying amount may not be recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman of the Board and interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2023. Our objective in designing our disclosure controls and procedures is that they provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, due to the existence of the material weaknesses found in our internal controls over financial reporting described below, but excluding the Old Catheter material weaknesses discussed below, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.  Also based upon this evaluation, for the reasons set forth above, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified material weaknesses in internal control over financial reporting related to our control environment that existed as of June 30, 2023, as described below.

Specifically, we identified material weaknesses with respect to (1) the lack of designed and operating review controls with respect to oversight of the financial reporting process, (2) errors with respect to the review of work performed by service providers, (3) errors in connection with accounting for the royalty obligation acquired in the merger with Old Catheter, and (4) use of an incorrect discount rate in calculating the fair value of the royalty obligation.

Notwithstanding the identified material weaknesses, management believes that the Financial Statements and related financial information included in this Quarterly Report and in its Quarterly Report for the period ended March 31, 2023, fairly present, in all material respects, our balance sheets, statements of operations, shareholders’ equity and cash flows as of and for the periods presented.

Remediation Plan

Management is in the process of developing a remediation plan. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate.  Anticipated remediation measures include continuing assessment of the need to expand the Company’s current accounting and financial reporting teams to include individuals with requisite experience to meet the requirements associated with the increasing operations of a publicly traded company, establishment of policies and procedures to ensure full review and sign offs with respect to the inputs sent to third-party service providers as well as the reports and documentation upon the completion of their work prior to any adjustments being made to the financial statements, establishment of  policies and procedures related to the review of all contracts the Company enters into to ensure any terms or conditions are evaluated for any accounting required or accounting treatment or disclosure, and establishment of policies and procedures to review the inputs to royalty liability and other fair value calculations as well as the outputs impacting the balance at each reporting period.

Old Catheter

During the quarter ended March 31, 2023, we completed the Merger with Old Catheter. Subsequent to the Old Catheter Merger, we have initiated integration activities and an assessment of Old Catheter’s internal controls. See “Note 3. Business Combination” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information. In accordance with the SEC's published guidance, we have currently excluded Old Catheter’s internal control over financial reporting from our evaluation of disclosure controls because we acquired these operations during the current fiscal year. SEC rules require that we complete our assessment of the internal control over financial reporting of Old Catheter within one year after the date of the acquisition. Following the Merger, the Company is primarily focused on Old Catheter’s business, and Old Catheter’s results of operations represented approximately one hundred percent of the operations of the Company for the six months ended June 30, 2023.

As of December 31, 2022, Old Catheter’s management determined that material weaknesses existed with regard to Old Catheter’s internal control over financial reporting. These material weaknesses were specifically identified in relation to (1) Segregation of Duties, (2) controls surrounding the timing of recognition of revenues, and (3) controls surrounding the determination of the fair value of derivative liabilities.

Management is in the process of implementing remediation procedures to address the control deficiency that led to the Old Catheter material weakness.  These remediation activities are ongoing, and management cannot yet assert that these material weaknesses had been remediated as of June 30, 2023.  We have taken the following steps associated with the Old Catheter material weaknesses: (1) for segregation of duties, we have hired additional employees, including the Chief Financial Officer, (2) we have begun recording revenue when the product is received, and (3) as a result of the Merger, Old Catheter no longer has the referenced derivative liabilities, so this material weakness is no longer applicable to our current business.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than those related to Old Catheter and the Merger with Old Catheter, which include changes necessitated by the change in the Company’s line of business and the remediation of the material weakness with respect to Old Catheter as described above.

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

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2022 10-K.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Form 10-K for the year ended December 31, 2022 and Form 10-Q for the quarter ended March 31, 2023. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our filings referenced above. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our disclosure controls and to disclose any material changes to our internal controls identified through such evaluation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

As described elsewhere in this Quarterly Report, we have identified material weaknesses in our internal control over financial reporting related to (1) the lack of designed and operating review controls with respect to oversight of the financial reporting process, (2) errors with respect to the review of work performed by service providers, (3) errors in connection with accounting for the royalty obligation acquired in the merger with Old Catheter, and (4) use of an incorrect discount rate in calculating the fair value of the royalty obligation. As a result of these material weakness, our management has concluded that our disclosure controls were not effective as of March 31, 2023 and June 30, 2023. For a discussion of management’s consideration of the material weaknesses described above, see “Part I, Item 4. Controls and Procedures” included in this Quarterly Report.

As described in Item 4. “Controls and Procedures,” we have concluded that our disclosure controls were not effective as of March 31, 2023 and June 30, 2023 because material weaknesses existed in our internal control over financial reporting. We are in the process of formulating a plan to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could be a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weaknesses in our internal control over financial reporting, as described in Item 4. “Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 11/16/20)	8-K	001-38677	3.1	11/17/2020

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 09/30/22)	8-K	001-38677	3.1	9/20/2022

3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (filed 08/01/23, effective 08/17/23)	8-K	001-38677	3.1	8/4/2023

5	Certificate of Designation of Series X Convertible Preferred Stock.	8-K	001-38677	3.1	1/13/2023

6	Certificate of Designation of Series A Preferred Stock.	8-K	001-38677	3.2	1/13/2023

3.2.1	Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.2	10/1/2018

3.2.2	Amendment to Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.1	8/17/2022

4.1	Specimen common stock certificate of the Registrant.	S-1	333-226191	4.1	7/16/2018

4.2	[omitted.]

4.3	Form of warrant issued in May 2020.	8-K	001-38677	4.1	5/22/2020

4.4	Form of pre-funded warrant issued in May 2020.	8-K	001-38677	4.2	5/22/2020

4.5	Form of placement agent warrant issued in May 2020.	8-K	001-38677	4.3	5/22/2020

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

4.6	Form of warrant offered in July 2020.	S-1	333-239887	4.3	7/16/2020

4.7	Form of pre-funded warrant issued in July 2020.	S-1	333-239887	4.4	7/16/2020

4.8	Form of placement agent warrant offered in July 2020.	S-1	333-239887	4.5	7/16/2020

4.9	[omitted.]

4.10	Form of Series B Warrant offered in February 2022.	S-1/A	333-262195	4.9	2/3/2022

4.11	[omitted.]	S-1/A	333-262195	4.10	2/3/2022

4.12	Warrant Agency Agreement, dated February 8, 2022, by and between the Registrant and American Stock & Trust Company LLC.	8-K	001-38677	4.4	2/9/2022

4.12.1	Amendment No. 1, dated July 22, 2022, to February 8, 2022 Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC.	10-Q	001-38677	4.7	8/15/2022

4.13	Form of Series E Warrant offered in January 2023.	8-K	001-38677	4.1	1/13/2023

4.14	Form of Series F Warrant issued in March 2023.	8-K	001-38677	4.2	1/13/2023

4.15	Form of Series G Warrant issued in March 2023.	8-K	001-38677	4.3	1/13/2023

10.1	Second Amendment to Change in Control and Severance Agreement with Will McGuire dated April 17, 2023	8-K	001-38677	10.1	4/19/2023

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (Exchange Act), and is not to be incorporated by reference into any filing of Catheter Precision, Inc. (formerly known as Ra Medical Systems, Inc.) under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATHERTER PRECISION, INC. (formerly known as RA MEDICAL SYSTEMS, INC.) (Registrant)

Date: December 15, 2023	By;	/s/ David A. Jenkins
David A. Jenkins Executive Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2023	By:	/s/ Steven K. Passey
Steve K. Passey
Chief Financial Officer
(Principal Financial and Accounting Officer)

