Form 10-Q
period 2023-09-30
Catheter Precision, Inc.
filed 2023-12-21
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the close of business on December 19, 2023, the registrant had 7,026,678 shares of common stock, par value $0.0001 per share, outstanding.

CATHETER PRECISION, INC. (formerly known as RA MEDICAL SYSTEMS, INC.)

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CATHETER PRECISION, INC. (formerly known as RA MEDICAL SYSTEMS, INC.)

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$5,579	$15,859
Accounts receivable, net	46	-
Inventories	64	-
Prepaid expenses and other current assets	87	977
Total current assets	5,776	16,836
Property and equipment, net	59	-
Operating lease right-of-use assets	200	-
Intangible assets, net	26,828	-
Other non-current assets	8	-
TOTAL ASSETS	$32,871	$16,836

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$165	$92
Accrued expenses	1,781	7,484
Current portion of operating lease liabilities	89	-
Total current liabilities	2,035	7,576
Royalties payable	8,848	-
Operating lease liabilities	121	-
Total liabilities	11,004	7,576
Commitments and contingencies (see Note 16)
Stockholders' Equity
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; 4,578 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Series X Convertible Preferred Stock, $0.0001 par value, 15,404 shares authorized; 12,675 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 7,008,002 and 2,161,950 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	-
Additional paid-in capital	296,906	214,397
Accumulated deficit	(275,040)	(205,137)
Total stockholders' equity	21,867	9,260
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,871	$16,836

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC. (formerly known as RA MEDICAL SYSTEMS, INC.)

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues
Product sales	$133	$-	$314	$14
Cost of revenues
Product sales	6	-	23	42
Service and other	-	-	-	119
Total cost of revenues	6	-	23	161
Gross profit (loss)	127	-	291	(147)
Operating expenses
Selling, general and administrative	2,745	3,514	14,393	8,292
Research and development	112	727	486	6,238
Restructuring and impairment	-	542	-	4,069
Loss on impairment of goodwill	-	-	60,934	-
Total operating expenses	2,857	4,783	75,813	18,599
Operating loss	(2,730)	(4,783)	(75,522)	(18,746)
Other income, net
Change in fair value of royalties payable	716	-	5,333	-
Interest income	87	24	275	41
Other (expense) income, net	-	(4)	11	(1)
Total other income, net	803	20	5,619	40
Loss from operations before income taxes	(1,927)	(4,763)	(69,903)	(18,706)
Income taxes	-	-	-	-
Net loss	$(1,927)	$(4,763)	$(69,903)	$(18,706)
Deemed dividends from the warrant inducement offer	-	-	(800)	-
Net loss attributable to common stockholders	$(1,927)	$(4,763)	$(70,703)	$(18,706)
Net Loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(4.36)	$(14.20)	$(28.00)
Weighted average common shares used in computing net loss per share, basic and diluted	6,805,958	1,092,239	4,980,538	668,494

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC. (formerly known as RA MEDICAL SYSTEMS, INC.)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2023 and 2022

(in thousands, except per share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	—	$—	2,161,288	$—	$214,397	$(205,137)	$9,260
Common stock issued upon the exercise of options	—	—	—	—	301,746	—	179	—	179
Restricted stock awards cancelled	—	—	—	—	(363)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,394	—	1,394
Issuance of Series X Convertible Preferred Stock in merger	—	—	14,650	—	—	—	82,925	—	82,925
Conversion of Series X Convertible Preferred Stock	—	—	(1,975)	—	1,974,905	—	—	—	—
Issuance of Series A Convertible Preferred Stock in connection with private placement, net	7,203	—	—	—	497,908	—	7,360	—	7,360
Warrants exercised (see Note 12)	—	—	—	—	331,608	—	1,145	—	1,145
Net loss	—	—	—	—	—	—	—	(66,400)	(66,400)
Balance at March 31, 2023	7,203	—	12,675	—	5,267,092	—	307,400	(271,537)	35,863
Common stock issued upon the exercise of options	—	—	—	—	100,582	—	59	—	59
Adjustment of fair value of Series X Convertible Preferred Stock in merger	—	—	—	—	—	—	(10,381)	—	(10,381)
Adjustment of fair value of Stock-based compensation related to merger	—	—	—	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	—	—	—	(1,576)	(1,576)
Balance at June 30, 2023	7,203	—	12,675	—	5,367,674	—	296,904	(273,113)	23,791
Stock-based compensation	—	—	—	—	—	—	2	—	2
Conversion of Series A Convertible Preferred Stock	(2,625)	—	—	—	1,640,328	1	—	—	1
Net loss	—	—	—	—	—	—	—	(1,927)	(1,927)
Balance at September 30, 2023	4,578	$-	12,675	$-	7,008,002	$1	$296,906	$(275,040)	$21,867

	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	140,200	$—	$191,945	$(178,272)	$13,673
Common stock and warrants issued, net	—	—	—	—	504,958	—	9,740	—	9,740
Warrants exercised	—	—	—	—	1,000	—	25	—	25
Vesting of restricted stock units and awards	—	—	—	—	159	—	—	—	—
Restricted stock awards cancelled	—	—	—	—	(289)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	165	—	165
Net loss	—	—	—	—	—	—	—	(5,495)	(5,495)
Balance at March 31, 2022	—	—	—	—	646,028	—	201,875	(183,767)	18,108
Common stock issued pursuant to the vesting of restricted stock units and purchased under the employee stock purchase plan	—	—	—	—	1,251	—	5	—	5
Restricted stock awards cancelled	—	—	—	—	(701)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	—	—	(8,448)	(8,448)
Balance at June 30, 2022	—	—	—	—	646,578	—	202,006	(192,215)	9,791
Warrants exercised	—	—	—	—	444,849	—	6,236	—	6,236
Common stock and warrants issued, net	—	—	—	—	332,939	—	1,172	—	1,172
Stock-based compensation	—	—	—	—	—	—	74	—	74
Net loss	—	—	—	—	—	—	—	(4,763)	(4,763)
Balance at September 30, 2022	—	$-	—	$-	1,424,366	$-	$209,488	$(196,978)	$12,510

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC. (formerly known as RA MEDICAL SYSTEMS, INC.)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,903)	$(18,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring and impairment	-	2,943
Loss on impairment of goodwill	60,934	-
Depreciation and amortization expense	1,558	396
Stock-based compensation	1,222	365
Change in fair value of royalties payable	(5,333)	-
Loss on disposals of property and equipment	-	44
Changes in operating assets and liabilities:
Accounts receivable	25	21
Inventories	(12)	(14)
Prepaid expense and other current assets	913	(826)
Operating right-of-use asset and operating lease liabilities	5	-
Accounts payable	(849)	(528)
Accrued expenses	(7,092)	(3,028)
Interest payable	(198)	-
Other liabilities	-	(210)
Net cash used in operating activities	(18,730)	(19,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58)	-
Cash acquired as part of business combination	15	-
Net cash used in investing operations	(43)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	238	13,614
Payments of offering costs related to the issuance of common stock and warrants	-	(1,168)
Proceeds from exercise of warrants	1,326	5,704
Proceeds from issuance of common stock in connection with the employee stock purchase plan	-	5
Payments of cost related to the warrant repricing	(181)	-
Payments of convertible promissory notes and accrued interest	(250)	-
Proceeds from the private placement of securities	8,000	-
Payments of offering costs related to the private placement of securities	(640)	-
Net cash provided by financing activities	8,493	18,155
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,280)	(1,388)
CASH AND CASH EQUIVALENTS, beginning of period	15,859	15,045
CASH AND CASH EQUIVALENTS, end of period	$5,579	$13,657
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash consideration for Catheter acquisition (Note 3)	$72,544	$-
Conversion of Series A Convertible Preferred Stock for common stock	$1	$-
Unpaid offering costs	$-	$1,356
Net proceeds receivable from sales of common stock	$-	$379
Proceeds receivable from sales of property and equipment	$-	$38
Cash payments for interest	$198	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC. (formerly known as RA MEDICAL SYSTEMS, INC.)

Notes to the Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1. Organization and Nature of Operations

The Company

Catheter Precision Inc. (formerly known as Ra Medical Systems, Inc.) ("Catheter" or the “Company” or “Legacy Ra Medical’ when speaking about historical operations pre-Merger (see below) is a medical device company that owns intellectual property related to an advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases. Its excimer laser and single-use catheter system, together referred to as the DABRA Excimer Laser System (“DABRA”), is used as a tool in the treatment of peripheral artery disease. The Company paused all engineering and manufacturing activities during the third quarter of 2022, including the development of a version of the DABRA catheter that is compatible with a standard interventional guidewire. The Company also paused research to prove the feasibility of using a DABRA-derived catheter technology to fracture calcium in arteries in a procedure known as lithotripsy. On July 5, 2022, the Company announced the receipt of FDA 510(k) clearance for the DABRA 2.0 catheter as part of the DABRA Excimer Laser System. The Company suspended sales of DABRA during the year ended December 31, 2022 and currently has no plans to commercialize DABRA 2.0. The Company was formed on September 4, 2002 in the state of California and reincorporated in Delaware on July 14, 2018.

On January 9, 2023, the Company completed its acquisition of the former Catheter Precision, Inc., previously a privately-held Delaware corporation (“Old Catheter”), which is focused on the cardiac electrophysiology market and now is a wholly-owned limited liability company subsidiary of the Company, (the "Merger"). Following the Merger, the Company began focusing on the field of cardiac electrophysiology (see Note 3, Business Combination). Catheter’s primary product is the View into Ventricular Onset, (“VIVO” or “VIVO System”). VIVO is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. The VIVO system has achieved a CE Mark allowing it to be commercialized in the European Union and has been placed at several hospitals in Europe. FDA 510(K) clearance in the United States was received and the Company began a limited commercial release of VIVO in 2021.

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

Clinical studies for LockeT began during the quarter ended September 30, 2023. These studies are planned to show the product’s effectiveness and benefits, including faster wound closure, earlier ambulation, potentially leading to early hospital discharge, and cost analysis. This data is intended to provide crucial data for marketing and to expand our indications for use with the FDA.

Prior to 2018, Old Catheter sold the AMIGO remote catheter system (the “AMIGO” or “AMIGO System”) which provides for accurate positioning, manipulation and stable control of catheters for use by electrophysiologists in the diagnosis and treatment of abnormal heart rhythms known as cardiac arrhythmias. The Company owns the intellectual property related to the AMIGO System.

Going Concern

As of September 30, 2023, the Company had cash and cash equivalents of $5.6 million. For the nine months ended September 30, 2023, the Company used $18.7 million in cash from operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of September 30, 2023, the Company had an accumulated deficit of approximately $275.0 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company invests in its commercial capabilities. Additional costs associated with the Merger paid during the year ended December 31, 2022 and during the nine months ended September 30, 2023 have substantially depleted the Company’s cash. Following the Merger with Old Catheter, management further reduced staff and other costs while assuming the operating costs of Old Catheter. Of the Company’s cash flows used in operating activities of $18.7 million, much of these cash outflows are related to the Merger and are non-recurring in nature. Specifically, the Company paid approximately $5.0 million in settlement costs that had been accrued as of December 31, 2022 (see Note 8, Accrued Expenses). Management will continue to monitor its operating costs and seek to reduce its current liabilities. Such actions may impair its ability to proceed with certain strategic activities, and it may be unsuccessful at negotiating existing liabilities to the Company’s benefit. In January 2023, the Company raised gross proceeds of $1.3 million from a Warrant Repricing and, in March 2023, the Company completed a Private Placement and raised gross proceeds of $8.0 million (see Note 12, Equity Offerings). If expected revenues are not adequate to fund our planned expenditures, or if the Company is unsuccessful at raising cash through future capital transactions, it may be required to reduce its spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company may be required to raise additional cash through debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the unaudited condensed consolidated financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and Old Catheter. All intercompany transactions have been eliminated in consolidation. The financial results of Old Catheter are included in the unaudited condensed consolidated financial statements from the date of completion of the Merger, to September 30, 2023.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP"). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2023.

Use of Estimates

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements are based upon a number of estimates including, but not limited to, the accounting for the Old Catheter business combination (see Note 3, Business Combination), allowance for credit losses, evaluation of impairment of long-lived assets and goodwill, valuation of long-lived assets and their associated estimated useful lives, reserves for warranty costs, fair value of royalties payable, evaluation of probable loss contingencies, fair value of preferred stock and warrants issued, and the fair value of equity awards granted.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents primarily represent funds invested in readily available checking and money market accounts. The Company maintains deposits in financial institutions in excess of federally insured limits of $250,000, in the amount of $5.1 million at September 30, 2023.

Fair Value Measurements

Fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to identify inputs used in measuring fair value as follows:

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities:

	Fair value at September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Mutual fund	$5,397	$5,397	$-	$-
Money Market fund	1	1	-	-
Total assets	$5,398	$5,398	$-	$-

Liabilities:
Royalties payable	$8,848	$-	$-	$8,848
Total liabilities	$8,848	$-	$-	$8,848

	Fair value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Mutual fund	$300	$300	$-	$-
Money Market fund	1,436	1,436	-	-
Total assets	$1,736	$1,736	$-	$-

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

As a result of and in connection with the Merger, the Company's revenue streams are derived from Old Catheter’s revenue streams, and as such the accounts receivable policy for the post-Merger entity is described below.

Accounts receivable are derived from the sale of products shipped and services performed for customers primarily located in the U.S. and Europe. Invoices are aged based on contractual terms with the customer. The Company reviews accounts receivable for collectability and provides an allowance for potential credit losses. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. The Company has not experienced material losses related to accounts receivable as of September 30, 2023 and December 31, 2022.

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

Accounts receivable consists of the following:

	September 30, 2023	December 31, 2022
Trade accounts receivable	$198	$152
Less: Reserve for expected credit losses/ Allowance for doubtful accounts	152	152
Accounts receivable, net	$46	$-

As of September 30, 2023, the entire allowance for credit losses is related to Legacy Ra Medical receivables.

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

Due to Legacy Ra Medical’s RIF and the decision to discontinue enrollment of patients in its clinical trial, the Company ceased manufacturing activities.  The Company’s property and equipment was determined to be impaired as of June 30, 2022, resulting in an impairment charge of $1.5 million which was based on the actual cash proceeds received upon the disposal of the property and equipment in July 2022.  The impairment charge of $1.5 million is included in restructuring and impairment charges in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

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

To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgement. Pursuant to Accounting Standards Update (''ASU'') 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. There were impairment charges of $60.9 million recognized during the nine months ended September 30, 2023 (see Note 3, Business Combination and Note 7, Goodwill, for additional details).

Royalties Liability

The Company is obligated to pay royalties under various royalty agreements Old Cather had entered into.  On January 9, 2023, prior to the consummation of the Merger, Old Catheter entered in an agreement with its Convertible Promissory Noteholders (“Noteholders”), which substantially consisted of amounts due to David A. Jenkins, previously Old Catheter's Chairman of the Board of Directors prior to the Merger, and, currently, the Company’s Executive Chairman of the Board of Directors, to forgive all accrued interest and future interest expense in exchange for a future royalty right. The Company will pay to the Noteholders a total royalty equal to approximately 12% of net sales of LockeT, commencing upon the first commercial sale, through December 31, 2035.

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

During 2006 and 2007, Old Catheter entered into two investment grant agreements with a non-profit foundation for the purpose of funding the initial development of Old Catheter's AMIGO System. The agreement calls for the payment to the foundation, upon successful commercialization of the AMIGO System (see Note 9, Royalties Payable).

As of the date of the Merger, the royalties payable has an estimated fair value of approximately $14.2 million and $8.8 million as of September 30, 2023. At each reporting period, the fair value is calculated using a discounted cash flow method utilizing a discount rate which was 24.1% at January 9, 2023 and 31.0% at September 30, 2023.

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

The Company recognized revenue associated with the usage agreements and catheter supply arrangements in accordance with Topic 606 since (i) the contract primarily included variable payments, (ii) the catheters were priced at their standalone selling price, and (iii) the laser equipment was insignificant in the context of the contract. Revenue was recognized when the performance obligation was satisfied which was generally upon shipment of the catheter. The Company did not pursue sales for Legacy Ra Medial products during the three and nine months ended September 30, 2023.

The following table summarizes disaggregated product sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product sales
US	$110	$-	$241	$14
Europe	23	-	73	-
	$133	$-	$314	$14

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net product sales, while all other shipping and handling costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Advertising and Marketing

Advertising costs are expensed as incurred and included in sales and marketing expense. Advertising costs were $309 thousand and $914 thousand during the three and nine months ended September 30, 2023, respectively.  Advertising costs were $4 thousand and $142 thousand during the three and nine months ended September 30, 2022, respectively.

Patents

The Company expenses patent costs, including related legal costs, as incurred and records such costs as selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Research and Development

Major components of research and development costs include personnel expenses, consulting, supplies and clinical trial expenses. Research and development expenses are charged to operations in the period incurred.

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

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. A net loss cannot be diluted so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share include warrants, stock options, non-vested restricted stock awards, restricted stock units, Series A Convertible Preferred Stock, and Series X Convertible Preferred (see Note 11, Net loss per Share).

Net loss attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed dividends declared. The Company recorded a deemed dividend for the modification of existing warrants and issuance of new warrants during the three and nine months ended September 30, 2023 of $0 and $0.8 million, respectively. The deemed dividend is added to the net loss in determining the net loss available to common stockholders.

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

Note 3. Business Combination

On January 9, 2023, the Company completed the acquisition of Old Catheter (the "Merger"), for the purpose of acquiring Old Catheter’s existing and developing product lines based on unique electrophysiology technology.

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

The fair value of the Series X Convertible Preferred Stock includes certain discounts applied to the closing stock price of the Company, on January 9, 2023, of $6.09 per share.

The following table summarizes the fair value of the consideration associated with the Merger:

Description	Fair Value as of January 9, 2023
Fair value of 14,649.591 Series X Convertible Preferred Stock issued	$69,140
Fair value of Old Catheter's fully vested stock options	3,404
Total purchase price	$72,544

The Merger is being accounted for as a business combination in accordance with Topic 805 and the Company has been determined to be the accounting acquirer.  The Company allocated the purchase price to the assets acquired and liabilities assumed at fair value. The preliminary purchase price allocation reflects various preliminary fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, liabilities assumed, and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized (generally one year from the acquisition date). Measurement period adjustments are recorded in the reporting period in which the estimates are finalized, and adjustment amounts are determined. During the three months ended June 30, 2023, the Company recorded measurement period adjustments based on changes to certain estimates and assumptions and their related impact to the purchase price allocation. Developed technology was revised from $35.1 million to $27.0 million; trademarks were revised from $1.7 million to $1.3 million; customer relationships were revised from $220 thousand to $62 thousand; goodwill was revised from $56.0 million to $60.9 million; and royalties payable were revised from $7.6 million to $14.2 million.

The following table summarizes the final purchase price allocations relating to the Merger:

Description	Fair Value
Assets acquired:
Cash and cash equivalents	$15
Accounts receivable	71
Inventories	52
Prepaid expenses and other current assets	23
Property and equipment, net	26
Lease right-of-use assets	119
Other assets	8
Developed technology	27,014
Customer relationships	62
Trademarks	1,285
Goodwill	60,934
Total assets acquired	89,609

Liabilities assumed:
Accounts payable	$922
Accrued expense	1,389
Interest payable	198
Convertible promissory note	250
Lease liability	124
Royalties payable	14,182
Total liabilities assumed	17,065
Total purchase price	$72,544

All intangible assets acquired are subject to amortization and their associated estimated acquisition date fair values and estimated useful lives are as follows:

Intangible Assets	Estimated Fair Value	Estimated Useful Life in Years
Developed technology - VIVO	$8,244	15
Developed technology - LockeT	18,770	14
Customer relationships	62	6
Trademark - VIVO	876	9
Trademark - LockeT	409	9
	$28,361

Notwithstanding the above, as described in Note 7, management determined that there were indicators of asset impairment during the nine months ended September 30, 2023, and assessed the carrying values of the Company’s intangible assets and goodwill. As a result of the impairment analysis in prior periods, the Company recorded impairment charge of $60.9 million for the nine months ended September 30, 2023.

Transaction costs incurred in connection with this business combination amounted to approximately $0 and $1.7 million during the three and nine months ended September 30, 2023, respectively.

Pro Forma Financial Information

The following table represents the revenue, net loss and net loss per share effect of the acquired company, as reported on a pro forma basis as if the acquisition occurred on January 1, 2022. These pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the first day of the period presented, nor does the pro forma financial information purport to represent the results of operations for future periods. The following information for the three and nine months ended September 30, 2023 and 2022 is presented in thousands except for the per share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$133	$60	$317	$206
Net loss	(1,927)	(6,295)	(70,073)	(23,167)
Net loss attributable to common stockholders	(1,927)	(6,295)	(70,873)	(23,167)
Basic and diluted net loss per share - on a pro forma basis (unaudited)	$(0.28)	$(5.76)	$(14.07)	$(34.66)

Note 4. Inventories

Inventories consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$27	$-
Finished goods	37	-
Inventories	$64	$-

There were no inventory obsolescence charges for the three and nine months ended September 30, 2023.  Due to Legacy Ra Medical’s RIF and decision to discontinue enrollment of patients in its clinical trial, the Company suspended manufacturing activities in June 2022 and disposed of substantially all inventories in July 2022, resulting in a write-down of $1.0 million in its inventories to net realizable value.  Such expense is included in restructuring and impairment charges in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022.

Note 5. Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Machinery and equipment	$15	$-
Computer hardware and software	15	-
VIVO DEMO/Clinical systems	55	-
Property and equipment, gross	85	-
Accumulated depreciation	(26)	-
Property and equipment, net	$59	$-

Depreciation expense was $9 thousand and $26 thousand for the for the three and nine months ended September 30, 2023, respectively.  Depreciation expense was $0 and $179 thousand for the three and nine months ended September 30, 2022, respectively.

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

Note 6. Intangible Assets

The following table summarizes the Company’s intangible assets as of September 30, 2023:

	Estimated Useful Life in Years	Gross Carrying Amount at January 9, 2023	Accumulated Amortization	Net Book Value at September 30, 2023
Developed technology - VIVO	15	$8,244	$(412)	$7,832
Developed technology - LockeT	14	18,770	(1,006)	17,764
Customer relationships	6	62	(8)	54
Trademarks/trade names - VIVO	9	876	(73)	803
Trademarks/trade names - LockeT	9	409	(34)	375
		$28,361	$(1,533)	$26,828

As of December 31, 2022, the Company did not have any intangible assets.

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense, included within selling, general and administrative expenses, relating to the purchased intangible assets was $0.5 million and 1.5 million for the three and nine months ended September 30, 2023, respectively. There was no amortization expense of intangible assets for the three and nine months ended September 30, 2022.

Note 7. Goodwill

In connection with the Merger, the excess of the purchase price over the estimated fair value of the net assets assumed of $60.9 million was recognized as goodwill.

The Company tests Goodwill for impairment at the reporting unit level annually in the fourth quarter or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Due to a sustained decrease in the Company’s share price during the quarter ended March 31,2023 and June 30, 2023, the Company concluded in accordance with ASC 350, a triggering event occurred indicating that potential impairment exists and required the Company to assess if impairment exists as of March 31, 2023 and June 30, 2023. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which resulted in the carrying amount of the reporting unit exceeding the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company utilized a combination of an income and market approach to assess the fair value of the reporting unit as of June 30, 2023. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions while the guideline public company market approach considered marketplace earnings multiples from within a peer public company group. The Company recorded the impairment charge of $56.1 and $4.8 million related to goodwill for the three months ended March 31, 2023 and June 30, 2023, respectively. As of September 30, 2023 cumulative goodwill impairment charges of $60.9 million were incurred related to the Company’s single reporting unit.

The following is a roll forward of goodwill as of and for the nine months ended September 30, 2023:

Beginning balance, January 1, 2023	$-
Goodwill recognized in connection with the Merger (Note 3)	60,934
Impairment charge	(60,934)
Ending balance, September 30, 2023	$-

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Legal expenses	$58	$5,195
Offering costs	1,356	1,356
Compensation and related benefits	17	369
Warranty expenses	192	192
Other accrued expenses	158	372
Accrued expenses	$1,781	$7,484

Activity in the product warranty accrual is included in accrued expenses in the unaudited condensed consolidated balance sheets and consisted of the following:

	Nine months ended	Year ended
	September 30, 2023	December 31, 2022
Balance at beginning of period	$192	$195
Claims satisfied	-	(3)
Balance at end of period	$192	$192

The accrued warranty balances at September 30, 2023 and December 31, 2022 relate to the voluntary recall of Legacy Ra Medical catheters, which was initiated in September 2019.

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

An additional royalty will be paid to the inventor of the LockeT, in exchange for the assignment and all rights to LockeT, the Company will pay a 5% royalty on net sales up to $1 million in royalties, payable annually in arrears, starting with the year ending December 31, 2022.  After $1 million has been paid, and if, and only if, a US patents is granted by the United States Patent and Trademark Office, then the Company will continue to pay a royalty at a rate of 2% of net sales, until total cumulative royalties of $10 million have been paid.  The royalty payments will end on revenues through February 29, 2032, regardless if the total $10 million has been paid.

AMIGO System Royalty

During 2006 and 2007, Old Catheter entered into two investment grant agreements with a non-profit foundation for the purpose of funding the initial development of Old Catheter's AMIGO System receiving a total of $1.6 million from the foundation.

The agreement calls for the payment of the following sales-based royalties, by Old Catheter, to the foundation, upon successful commercialization of the AMIGO System:

Royalty Percentage	Until Royalty Payment Reaches a Total of
4%	$1,589,500
2%	$3,179,000
1%	In perpetuity

The Company is not actively marketing and selling the AMIGO System.  There was no royalty expense recorded for the three and nine months ended September 30, 2023 and 2022 in relation to the AMIGO System. The AMIGO  System royalty has been earned and payment has been deferred to a future date.

See table below for roll forward of the royalties payable for the nine months ended September 30, 2023:

Balance at beginning of period	$-
AMIGO royalty payable recognized in connection with the Merger	159
LockeT royalty payable recognized in connection with the Merger	14,022
Change in fair value of royalties payable	(5,333)
Balance at end of period	$8,848

Note 10. Leases

For the three and nine months ended September 30, 2023 operating lease expense was $23 thousand and $52 thousand, respectively.  For the three and nine months ended September 30, 2022, operating lease expense was $109 thousand and $329 thousand, respectively.  Variable costs were insignificant for the three and nine months ended September 30, 2023 and 2022.

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

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases, as of September 30, 2023:

Weighted average remaining lease term (in years) - operating leases	2.26
Weighted average discount rate - operating leases	8.81%

California Operating Lease

The Company had an operating lease for office and manufacturing space which required it to pay base rent and certain utilities. Monthly rent expense was recognized on a straight-line basis over the term of the lease which expires in 2027. At September 30, 2022, the remaining lease term was 5.5 years. The operating lease was included on the condensed balance sheets at the present value of the lease payments at a 7% discount rate which approximates the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment, as the lease did not provide an implicit rate.

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

South Carolina Office Lease Agreement

On September 27, 2022, Old Catheter entered into a lease agreement for office space located in Fort Mill, South Carolina. The space is used for office and general use. The term of the lease began on October 1, 2022, is 38 months, and includes two months of free rental from the commencement date of the lease. The lease contains two separate 36 month renewal periods, which require 180 days notice of the Company's intention to exercise. As of the date of these unaudited condensed consolidated financial statements, the Company does not intend to exercise either of the two extension options. Total rent is $3,435 per month for the first ten months following the two months of free rental, with annual increases on the anniversary of the effective date. The Company has adopted the practical expedient under Topic 842, which permits the Company to account for each separate lease component of a contract and its associated non-lease components as a single lease payment. As a result, beginning at lease inception on October 1, 2022, the Company will recognize both the lease payments and associated common area maintenance payments as a single lease payment. The Company estimated an incremental borrowing rate of 11.09% for this lease agreement.

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

Park City Office Lease Agreement

On March 19, 2023, the Company entered into a lease agreement for office space located in Park City, Utah.  The space is used for office and general use. The term of the lease is for 36 months and began on May 1, 2023. The lease contains one 36 month renewal period, which require 180 days’ notice of the Company's intention to exercise. As of the date of these unaudited condensed consolidated financial statements, the Company does not intend to exercise the extension option. Total rent is $3,200 per month for the first year with an annual increase of three percent per year on the anniversary of the effective date.  As of the date of these unaudited condensed consolidated financial statements, the Company does not intend to exercise extension option. The Company estimated an incremental borrowing rate of 6% for this lease agreement.

Future lease payments for all lease obligations for the following five fiscal years and thereafter are as follows:

Operating Lease
Remainder of 2023	$24
2024	96
2025	81
2026	14
Total minimum lease payments	215
Less effects of discounting	(5)
Present value of future minimum lease payments	$210

Right-of-use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheets as follows:

	As of September 30, 2023	As of December 31, 2022
Assets
Lease right-of-use assets	$200	$-
Total lease assets	$200	$-

Liabilities
Current liabilities:
Lease liabilities - current portion	$89	$-
Non-current liabilities:
Lease liabilities - net of current portion	121	-
Total lease liabilities	$210	$-

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

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at September 30, 2023 consisted of Series A convertible preferred stock of 4,578 shares, Series X Convertible Preferred Stock of 12,675 shares, warrants of 11,042,151, stock options of 214,652, restricted stock awards of 0, and restricted stock units of 26.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at September 30, 2022 consisted of warrants of 1,150,686, stock options of 1,427, restricted stock awards of 1,354, restricted stock units of 75 and no shares under the Employee Stock Purchase Plan.

Net loss attributable to common stockholders consists of net loss, as adjusted for deemed dividends.  The Company recorded a deemed dividend for the modification of existing warrants and issuance of the Series E warrants (see Note 12, Equity Offerings) of $0.8 million during the nine months ended September 30, 2023.

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

The Company entered into an agreement with a former placement agent that, subject to satisfaction of the requirements contained therein, called for a cash tail fee payable based on capital raised from certain investors for a definitive time following the expiration of the agreement. The accrued cash tail fee of approximately $0.9 million related to the Offering is included in accrued expenses in the condensed consolidated balance sheet as of December 31, 2022 and September 30, 2023. Additionally, the agreement called for the issuance of a warrant to purchase approximately 33,000 shares of common stock at an exercise price of $31.25 per share. Such warrant would be immediately exercisable and expire five years from the date issued. This warrant was originally valued at approximately $0.4 million on the date of the Offering using the Black-Scholes model based on the following assumptions: expected volatility of 93.25%, risk-free interest rate of 1.81%, expected dividend yield of 0% and an expected term of 5 years. On the date of the Warrant Repricing, this warrant was revalued at approximately $0.4 million using the Black-Scholes model based on the following assumptions: expected volatility of 98.9%, risk-free interest rate of 2.87%, expected dividend yield of 0% and an expected term of 4.6 years. This warrant has not been issued by the Company as of the date of this Quarterly Report.

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

As a result of the Warrant Repricing and Inducement Offer, the Company presents a deemed dividend for the modification of Existing Warrants and issuance of the Series E Warrants of $0 and $0.8 million during the three and nine months ended September 30, 2023, respectively. The deemed divided was included in net loss attributable to common stockholders in the calculation of net loss per share in the condensed consolidated statements of operations.

As of September 30, 2023, the Company had 11,042,151 shares of common stock reserved for issuance pursuant to the warrants issued by the Company at a weighted average exercise price of $5.31.

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

Issuance of Securities in Private Placement

On July 5, 2023 the Company issued 1,093,552 shares of its common stock in connection with the conversion of 1,750 shares of its outstanding Series A Convertible Preferred Stock. The shares were issued in connection with two separate conversions of 875 shares of Series A Convertible Preferred Stock into 546,776 shares of common stock that occurred on July 3, 2023. Each share of Series A Convertible Preferred Stock is convertible into approximately 625 shares of common stock. The common stock was issued pursuant to the exemption contained in Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), which applies to transactions in which a security is exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. The shares issued have been registered for resale on an effective registration statement on Form S-3.

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

On March 21, 2023, the Company held a special meeting of stockholders (the “Stockholders’ Meeting”), at which the stockholders approved, among other things, the issuance of 1,974,905 shares of common stock upon the conversion of 1,974.905 of Series X Convertible Preferred Stock which were issued upon the closing of the Merger see Note 3, Business Combination. The remaining 12,674.687 shares of Series X Convertible Preferred Stock are expected to remain outstanding until at least July 9, 2024, and will convert thereafter up to 12,674,687 shares of common stock, only if the Company meets the initial listing standards of the NYSE American or another national securities exchange or are delisted from the NYSE American.

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

Note 14. Stock-Based Compensation

2018 Equity Incentive Plan

In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”) which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. Stock options granted under the 2018 Plan generally vest one-fourth on the first anniversary of the vesting commencement date with the balance vesting monthly over the remaining three years. Restricted stock units granted under the 2018 Plan generally vest one third on the first anniversary of the vesting commencement date and one sixth every six months thereafter such that the award will be fully vested on the third anniversary of the vesting commencement date. As of September 30, 2023 and December 31, 2022, 9,564 and 8,552 shares of common stock, respectively, were reserved for future issuance pursuant to the 2018 Plan. The number of shares available for issuance under the 2018 Plan also includes an annual increase on the first day of each fiscal year equal to the lesser of (1) 1,305 shares; (2) 5% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or 3) such other amount as the Company’s board of directors may determine.

2020 Inducement Equity Incentive Plan

In March 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) for the purpose of attracting, retaining and incentivizing employees in furtherance of the Company’s success. The 2020 Plan was adopted without stockholder approval pursuant to Rule 303A.08 of the New York Stock Exchange. The 2020 Plan is used to offer equity awards as material inducements for new employees to join the Company. Upon adoption of the 2020 Plan, 640 shares of common stock were reserved for the granting of inducement stock options, restricted stock awards, restricted stock units and other forms of equity awards. As of September 30, 2023 and December 31, 2022, 181 shares of common stock were reserved for future issuance under the 2020 Plan.

Stock Options Assumed in Merger (See Note 3, Business Combination)

At the closing of the Merger, each outstanding option to purchase Old Catheter common stock that had not previously been exercised prior to the closing of the Merger was assumed and converted into options to purchase 753,699 shares of the Company’s Common Stock (“Replacement Options”). Additionally, no Old Catheter options were amended in connection with the Merger. All the Replacement Options vested in accordance with the original terms of the grants in place at the time of the Merger. As a result, $3.4 million of purchase price consideration, which represented the estimated fair value of Old Catheter’s assumed stock options, and $1.1 million of stock-based compensation expense, which represents the excess of the estimated fair value of the Replacement Options over the assumed Old Catheter stock options, were recognized upon the closing of the Merger.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	990	$11,405
Options assumed in Old Catheter Merger	753,699	$1	-	$-
Options exercised	(402,328)	$1	-	$-
Canceled/forfeited	(137,709)	$75	-	$-
Outstanding at September 30, 2023	214,652	$6	6.6	$-
Vested and expected to vest at September 30, 2023	214,652	$6	6.6	$-
Exercisable at September 30, 2023	214,652	$6	6.6	$-

The Company did not grant any stock options during the nine months ended September 30, 2023.

Restricted Stock Units

The following is a summary of the restricted stock unit activity for the 2018 Plan for the nine months ended September 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	61	$450
Vested	(26)	$333
Forfeited	(9)	$1,129
Outstanding at September 30, 2023	26	$333

Restricted Stock Awards

A summary of the restricted stock award activity for the nine months ended September 30, 2023 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	948	$248
Vested	(503)	$306
Forfeited	(445)	$184
Outstanding at September 30, 2023	-	$-

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

For the three and nine months ended September 30, 2023, there was no cash received from the exercise of purchase rights under the ESPP.  For the three and nine months ended September 30, 2022, cash received from the exercise of purchase rights under the ESPP was approximately $5 thousand, respectively. The Company paused the ESPP in May 2022.

As of September 30, 2023, the Company had issued 950 shares of common stock since inception of the ESPP, and 26 shares were reserved for future issuance.

Stock-based compensation expense recorded in operating expenses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Selling, general and administrative	$2	$85	$1,222	$302
Research and development	-	(11)	-	57
Total Stock-based compensation	$2	$74	$1,222	$359

There was no stock-based compensation capitalized to property and equipment and inventory during the three and nine months ended September 30, 2023. Stock-based compensation of approximately $0 and $6 thousand was capitalized to inventory and property and equipment during the three and nine months ended September 30, 2022, respectively.

Total unrecognized estimated stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized at September 30, 2023 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period (in years)
Stock Options	$-	-
Restricted stock awards	$-	-
Restricted stock units	$3	0.3

Adoption of 2023 Equity Incentive Plan

On July 11, 2023, the Company held an Annual Meeting where the Company stockholders approved the 2023 Equity Incentive Plan (“2023 Plan”) that authorizes the Company to grant options, restricted stock and other equity-based awards. No issuance of options have been granted under the 2023 Plan.

Note 15. Income Taxes

The following table summarizes the Company’s effective tax rate for the periods indicated:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Reported income tax expense rate	0.0%	(0.1%)

The Company did not record an income tax provision for the three and nine months ended September 30, 2023 and 2022. The Company recorded an income tax expense for the twelve months ended December 31, 2022, primarily due to minimum state taxes.

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

Note 17. Employee Benefit Plan

In January 2019, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Under the terms of the 401(k) Plan, all full-time employees were eligible to make voluntary contributions as a percentage or defined amount of compensation. The Company made matching contributions based on 100% of each employee’s contribution up to 3% and 50% of contributions between 3% and 5%, with the match-eligible contribution limited to 4% of the employee’s eligible compensation. The Company cancelled the 401(k) Plan effective March 10, 2023. The Company had no expenses related to the matching contribution for the three and nine months ended September 30, 2023.  The Company’s expense related to the matching contributions was approximately $0 and $0.2 million for the three and nine months ended September 30, 2022, respectively.

Note 18. Related Parties

Prior to the Merger, David A Jenkins, the Company’s current Chairman of the Board and interim Chief Executive Officer, and Old Catheter’s then Chairman of the Board of Directors, and his affiliates held approximately $25.1 million of Catheter’s Convertible Promissory Notes, or the Notes, that were converted in the Catheter merger into 7,856.251 shares of Series X Convertible Preferred Stock (see Note 3, Business Combination and Note 13, Preferred Stock). In consideration for forgiving the interest accrued but remaining unpaid under the Notes in an aggregate amount of approximately $13.9 million, Mr. Jenkins and his affiliates also received royalty rights equal to approximately 12% of the net sales, if any, of LockeT, commencing upon the first commercial sale and through December 31, 2035 (see Note 9, Royalties Payable).

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

References to “we”, “us”, “our” and “the Company” refer Catheter Precision, Inc. (formerly known as Ra Medical Systems, Inc.)

Overview

Catheter Precision, Inc. (formerly known as Ra Medical Systems, Inc.) (“Ra Medical), was reincorporated in Delaware in July 2018. The Company was initially formed to develop, commercialize and market its advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases.

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

Clinical studies for LockeT began during the quarter ended September 30, 2023. These studies are planned to show the product’s effectiveness and benefits, including faster wound closure, earlier ambulation, potentially leading to early hospital discharge, and cost analysis. This data is intended to provide crucial data for marketing and to expand our indications for use with the FDA.

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

Issuance of Securities in Private Placement

On July 5, 2023 the Company issued 1,093,552 shares of its common stock in connection with the conversion of 1,750 shares of its outstanding Series A Convertible Preferred Stock. The shares were issued in connection with two separate conversions of 875 shares of Series A Convertible Preferred Stock into 546,776 shares of common stock that occurred on July 3, 2023. Each share of Series A Convertible Preferred Stock is convertible into approximately 625 shares of common stock. The common stock was issued pursuant to the exemption contained in Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), which applies to transactions in which a security is exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. The shares issued have been registered for resale on an effective registration statement on Form S-3.

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

Adoption of 2023 Equity Incentive Plan

On July 11, 2023, we held an Annual Meeting where the our stockholders approved the 2023 Equity Incentive Plan (“2023 Plan”)  that authorizes us to grant options, restricted stock and other equity-based awards. No issuance of options have been granted under the 2023 Plan.

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

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

The following table sets forth the results of the Company’s operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues	$133	$-	$133	$314	$14	$300
Cost of revenues	6	-	6	23	161	(138)
Selling, general and administrative expenses	2,745	3,514	(769)	14,393	8,292	6,101
Research and development expenses	112	727	(615)	486	6,238	(5,752)
Restructuring/ impairment charges	-	542	(542)	60,934	4,069	56,865
Change in fair value of royalties payable	716	-	716	5,333	-	5,333
Other income, net	87	20	67	286	40	246

Revenues

The increase in revenues of approximately $133 thousand and $300 thousand for the three and nine months ended September 30, 2023 compared to the corresponding periods in the prior year was due to product sales of the VIVO system, as a result of the merger that took place in January 2023.  We had no revenue during the three months ended September 30, 2022 due to the decision to cease Legacy Ra Medical manufacturing activities in June 2022.

Cost of Revenues

The increase in cost of revenues of $6 thousand for the three months ended September 30,2023 as compared to the corresponding period in the prior year is due to the discontinuation of manufacturing activities in June 2022 and the addition of the cost of sales of the VIVO system in 2023.  The decrease in cost in cost of revenues of $138 thousand for the nine months ended September 30, 2023 as compared to the corresponding periods in the prior year was due to the cost of sales of the VIVO system, as a result of the merger that took place in January 2023, which were substantially lower than the cost of revenues for the Ra Medical legacy products during the comparable prior year periods, which legacy products have been discontinued.

Selling, General and Administrative Expenses

The decrease in SG&A of approximately $769 thousand for the three months ended September 30, 2023 as compared to the corresponding period in the prior year was due primarily to a decrease of $1,395 thousand in professional fees, $243 thousand in insurance expense, $168 thousand in investor relations and SEC fees, and $83 thousand in stock-based compensation. Additionally, SG&A increased by $520 thousand in depreciation and amortization expense from intangible assets and royalties payable that was associated with the Merger, $445 thousand in salaries and benefits primarily due to the RIF and $155 thousand in other SG&A expense.

The increase in SG&A of approximately $6.1 million for the nine months ended September 30, 2023 compared to the corresponding period in the prior year was due primarily to the increase in professional fees of approximately $1.7 million, which was incurred in connection with the Merger, and increase in salaries and benefits of $2.5 million of which $1.8 million related to the Company’s former Chief Executive Officer, an increase in stock based compensation of approximately $0.9 million, which was related to the one time stock compensation for Old Catheter stock options assume in the Merger.  Additionally, SG&A increased as a result of an increase in depreciation and amortization of approximately $1.5 million that resulted from intangible assets acquired assumed in the Merger, and increase in other selling, general and administrative expenses of $0.7 million, and was partially offset by investor relations and SEC fees of $0.4 million and insurance expense of $0.8 million.

Research and Development Expenses

The decrease in R&D expenses of approximately $615 thousand for the three months ended September 30, 2023 as compared to the corresponding periods in the prior year was primarily due to a decrease in R&D salaries and benefits expenses of approximately $278 thousand, a decrease in R&D facilities allocation expenses of $179 thousand, a decrease in R&D professional fees of $55 thousand, a decrease in R&D supplies and materials of $34 thousand and a decrease in clinical study costs of $89 thousand as a result of the Merger.  In addition, there was an increase of $20 thousand in other R&D costs.

The decrease in R&D expenses of approximately $5.8 million for the nine months ended September 30, 2023 as compared to the corresponding periods in the prior year was primarily due to a decrease in R&D salaries and benefits expenses of approximately $3.3 million, a decrease in R&D facilities allocation expenses of $0.5 million, a decrease in R&D professional fees of $0.5 million, a decrease in R&D supplies and materials of $0.7 million, a decrease in clinical study costs of $0.5 million and other R&D costs of $0.3 million as a result of the Merger and the discontinuation of the Ra Medical legacy business.

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

We utilized a combination of an income and market approach to assess the fair value of the reporting unit as of June 30, 2023. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions while the guideline public company market approach considered marketplace earnings multiples from within a peer public company group. We recorded the impairment charge of $60.9 million within Loss on impairment of goodwill in the condensed consolidated statement of operations. As of September 30, 2023, cumulative goodwill impairment charges of $60.9 million were incurred related to our single reporting unit.

Due to a sustained decrease in our share price during the three months ended March 31, 2023, we concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists that required us to assess if impairment existed as of March 31, 2023. In accordance with ASC 350, we performed a quantitative goodwill impairment test, which resulted in the carrying amount of the reporting unit exceeding the fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. We recorded an impairment charge of $56.1 million related to goodwill for the three months ended March 31, 2023.  Also, in accordance with ASC 350, for the three months ended June 30, 2023, we also performed quantitative goodwill impairment test due to us recording measurement period purchase accounting adjustments.  We recorded an additional $4.8 million as impairment charges to goodwill.  We utilized a combination of an income and market approach to assess the fair value of the reporting unit as of March 31, 2023 and June 30,2023. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions while the guideline public company market approach considered marketplace earnings multiples from within a peer public company group. We recorded the impairment charge of $60.9 million within loss on impairment of goodwill in the condensed consolidated statement of operations. As of September 30, 2023, cumulative goodwill impairment charges of $60.9 million were incurred related to our single reporting unit.

For the three and nine months ended September 30, 2022, restructuring and impairment charges of $0.5 million and $4.0 million represent the expenses incurred in September 2022 due to the RIF, resulting in one-time severance payments, and our decision to discontinue enrollment of patients in our clinical trial, cease manufacturing activities, sell or dispose of substantially all of our property and equipment, inventories and R&D supplies, resulting in impairment of property and equipment, inventory obsolescence charges and the write-off of R&D supplies.

Change in fair value of royalties payable

As of the date of the Merger, the royalties payable was calculated using a discounted cash flow method utilizing a discount rate of 24.1%.  At each reporting period, the fair value of the royalties payable is calculated using the discounted cash flow method.  At September 30, 2023, the discount rate was 31.0%, resulting in a change in fair value of royalties payable of an increase of $0.7 million for the three months ended September 30, 2023 and a decrease of $5.3 million for the nine months ended September 30, 2023.  There were no royalties for the three and nine months ended September 30, 2022.

Other income, net

The increase in other income, net of approximately $67 thousand and $246 thousand for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year was primarily due to an increase in interest income.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of approximately $5.6 million and an accumulated deficit of approximately $275.0 million.  For the nine months ended September 30, 2023, net cash used from operating activities was approximately $18.7 million. We have incurred recurring net losses from operations and negative cash flows from operating activities since inception.

We expect operating losses and negative cash flows to continue for the foreseeable future as we invest in our commercial capabilities. Additional costs associated with the Merger paid during the year ended December 31, 2022 and during the nine months ended September 30, 2023 have substantially depleted our cash. Following the Merger with Old Catheter, we further reduced staff and other costs while assuming the operating costs of Old Catheter. Of the Company’s cash flows used in operating activities of $18.7 million, much of these cash outflows are related to the Merger and are non-recurring in nature. Specifically, we paid approximately $5.0 million in settlement costs that had been accrued as of December 31, 2022. See Note 8, Accrued Expenses. We will continue to monitor our operating costs and seek to reduce our current liabilities. Such actions may impair our ability to proceed with certain strategic activities, and we may be unsuccessful at negotiating existing liabilities to the Company’s benefit. In January 2023, we raised gross proceeds of $1.3 million from a Warrant Repricing and, in March 2023, we completed a Private Placement and raised gross proceeds of $8.0 million. See Note 12, Equity Offerings, of our accompanying unaudited condensed consolidated financial statements. If expected revenues are not adequate to fund our planned expenditures, or we are unsuccessful at raising cash through future capital transactions, we may be required to reduce our spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that we will be successful in doing so. Accordingly, we will likely be required to raise additional cash through debt or equity transactions. We may not be able to secure financing in a timely manner or on favorable terms, if at all.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(18,730)	$(19,543)
Investing activities	(43)	-
Financing activities	8,493	18,155
Net change in cash and cash equivalents	$(10,280)	$(1,388)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities of $18.7 million consisted of a net loss of $69.9 million, a decrease in operating assets and liabilities of $7.2 million, partially offset by non-cash expenses of $58.4 million, consisting primarily of a loss on impairment of goodwill of $60.9 million, non-cash stock-based compensation of $1.2 million, depreciation and amortization of $1.6 million and a decrease in the change in fair value of royalties payable of $5.3 million.

During the nine months ended September 30, 2022, net cash used in operating activities of $19.5 million consisted of a net loss of $18.7 million and non-cash adjustments of $3.7 million, consisting primarily of non-cash restructuring and impairment charges of $2.9 million and stock-based compensation and depreciation and amortization of $0.4 million each.  In addition, we experienced changes in operating assets and liabilities of $4.5 million.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities of $43 thousand consisted of purchases of property and equipment of approximately $58.0 thousand, offset by proceeds from cash acquired as part of business combination of approximately $15.0 thousand.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities of $8.4 million, primarily consisted of cash proceeds from the private placement of $8.0 million and proceeds from the exercise of warrants of $1.3 million, offset by the payment of offering costs of $0.6 million.

During the nine months ended September 30, 2022, net cash provided by financing activities of $18.2 million primarily consisted of net cash proceeds from the February 2022 public offering.

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

Royalties Payable

We are obligated to pay royalties under various royalty agreements Old Cather had entered into.  On January 9, 2023, prior to the consummation of the Merger, Old Catheter entered in an agreement with its Convertible Promissory Noteholders, which substantially consisted of amounts due to David A. Jenkins, previously Old Catheter's Chairman of the Board of Directors prior to the Merger, and, currently, the Company’s Executive Chairman of the Board of Directors, to forgive all accrued interest and future interest expense in exchange for a future royalty right. We will pay to the Noteholders a total royalty equal to approximately 12% of net sales of LockeT, commencing upon the first commercial sale, through December 31, 2035.

In addition, Old Catheter had entered into an agreement with the inventor of LockeT in exchange for the assignment and all rights to LockeT, we will pay a 5% royalty on net sales up to $1 million in royalties and then 2% on LockeT net sales if a patent is granted. After $1 million has been paid, and if, and only if, a U.S. patent is granted by the United States Patent and Trademark Office, then we will continue to pay a royalty at a rate of 2% of LockeT net sales, until total cumulative royalties of $10 million have been paid.

During 2006 and 2007, Old Catheter entered into two investment grant agreements with a non-profit foundation for the purpose of funding the initial development of Old Catheter's AMIGO System. The agreement calls for the payment to the foundation, upon successful commercialization of the AMIGO System.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman of the Board and interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023. Our objective in designing our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, due to the existence of the material weaknesses found in our internal controls over financial reporting described below, but excluding the Old Catheter material weaknesses discussed below, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.  As disclosed in our Form 10-Q for the quarter ended June 30, 2023, for the reasons set forth therein, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023 and June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified material weaknesses in internal control over financial reporting related to our control environment that existed as of September 30, 2023, as described below.

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

Notwithstanding the identified material weaknesses, management believes that the Financial Statements and related financial information included in this Quarterly Report and in its Quarterly Report for the period ended March 31, 2023 and June 30, 2023, fairly present, in all material respects, our balance sheets, statements of operations, shareholders’ equity and cash flows as of and for the periods presented.

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

Old Catheter

During the quarter ended March 31, 2023, we completed the Merger with Old Catheter. Subsequent to the Old Catheter Merger, we have initiated integration activities and an assessment of Old Catheter’s internal controls. See “Note 3. Business Combination” of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information. In accordance with the SEC's published guidance, we have currently excluded Old Catheter’s internal control over financial reporting from our evaluation of disclosure controls because we acquired these operations during the current fiscal year. SEC rules require that we complete our assessment of the internal control over financial reporting of Old Catheter within one year after the date of the acquisition. Following the Merger, the Company is primarily focused on Old Catheter’s business, and Old Catheter’s results of operations represented approximately one hundred percent of the operations of the Company for the nine months ended September 30, 2023.

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

Management is in the process of implementing remediation procedures to address the control deficiency that led to the Old Catheter material weakness.  These remediation activities are ongoing, and management cannot yet assert that these material weaknesses had been remediated as of September 30, 2023.  We have taken the following steps associated with the Old Catheter material weaknesses: (1) for segregation of duties, we have hired additional employees, including the Chief Financial Officer, (2) we have begun recording revenue when the product is received, and (3) as a result of the Merger, Old Catheter no longer has the referenced derivative liabilities, so this material weakness is no longer applicable to our current business.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than those related to Old Catheter and the Merger with Old Catheter, which include changes necessitated by the change in the Company’s line of business and the remediation of the material weakness with respect to Old Catheter as described above.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Form 10-K for the year ended December 31, 2022 and Form 10-Q for the quarter ended March 31, 2023 and June 30, 2023. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our filings referenced above. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As described elsewhere in this Quarterly Report, we have identified material weaknesses in our internal control over financial reporting related to (1) the lack of designed and operating review controls with respect to oversight of the financial reporting process, (2) errors with respect to the review of work performed by service providers, (3) errors in connection with accounting for the royalty obligation acquired in the merger with Old Catheter, and (4) use of an incorrect discount rate in calculating the fair value of the royalty obligation. As a result of these material weakness, our management has concluded that our disclosure controls were not effective as of March 31, 2023, June 30, 2023, and September 30, 2023. For a discussion of management’s consideration of the material weaknesses described above, see “Part I, Item 4. Controls and Procedures” included in this Quarterly Report.

As described in Item 4. “Controls and Procedures,” we have concluded that our disclosure controls were not effective as of March 31, 2023, June 30, 2023 and September 30, 2023 because material weaknesses existed in our internal control over financial reporting. We are in the process of formulating a plan to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could be a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weaknesses in our internal control over financial reporting, as described in Item 4. “Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 11/16/20)	8-K	001-38677	3.1	11/17/2020

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 09/30/22)	8-K	001-38677	3.1	9/20/2022

3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (filed 08/01/23, effective 08/17/23)	8-K	001-38677	3.1	8/4/2023

5	Certificate of Designation of Series X Convertible Preferred Stock.	8-K	001-38677	3.1	1/13/2023

6	Certificate of Designation of Series A Preferred Stock.	8-K	001-38677	3.2	1/13/2023

3.2.1	Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.2	10/1/2018

3.2.2	Amendment to Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.1	8/17/2022

4.1	Specimen common stock certificate of the Registrant.	S-1	333-226191	4.1	7/16/2018

4.2	[omitted.]

4.3	Form of warrant issued in May 2020.	8-K	001-38677	4.1	5/22/2020

4.4	Form of pre-funded warrant issued in May 2020.	8-K	001-38677	4.2	5/22/2020

4.5	Form of placement agent warrant issued in May 2020.	8-K	001-38677	4.3	5/22/2020

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

4.6	Form of warrant offered in July 2020.	S-1	333-239887	4.3	7/16/2020

4.7	Form of pre-funded warrant issued in July 2020.	S-1	333-239887	4.4	7/16/2020

4.8	Form of placement agent warrant offered in July 2020.	S-1	333-239887	4.5	7/16/2020

4.9	[omitted.]

4.10	Form of Series B Warrant offered in February 2022.	S-1/A	333-262195	4.9	2/3/2022

4.11	[omitted.]	S-1/A	333-262195	4.10	2/3/2022

4.12	Warrant Agency Agreement, dated February 8, 2022, by and between the Registrant and American Stock & Trust Company LLC.	8-K	001-38677	4.4	2/9/2022

4.12.1	Amendment No. 1, dated July 22, 2022, to February 8, 2022 Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC.	10-Q	001-38677	4.7	8/15/2022

4.13	Form of Series E Warrant offered in January 2023.	8-K	001-38677	4.1	1/13/2023

4.14	Form of Series F Warrant issued in March 2023.	8-K	001-38677	4.2	1/13/2023

4.15	Form of Series G Warrant issued in March 2023.	8-K	001-38677	4.3	1/13/2023

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

*

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

CATHETER PRECISION, INC. (Registrant)

Date: December 21, 2023	By;	/s/ David A. Jenkins
David A. Jenkins Executive Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)
Date: December 21, 2023	By:	/s/ Steven K. Passey
Steve K. Passey
Chief Financial Officer
(Principal Financial and Accounting Officer)

