Form 10-Q
period 2024-03-31
Catheter Precision, Inc.
filed 2024-05-06
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of the close of business on April 28, 2024, the registrant had 7,573,403 shares of common stock, par value $0.0001 per share, outstanding.

CATHETER PRECISION, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATHETER PRECISION, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,491	$3,565
Accounts receivable	73	137
Inventories	63	44
Prepaid expenses and other current assets	327	415
Total current assets	1,954	4,161
Property and equipment, net	81	70
Lease right-of-use assets	171	179
Intangible assets, net	25,807	26,318
Other non-current assets	8	8
TOTAL ASSETS	$28,021	$30,736
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$543	$464
Accrued expenses	1,640	1,733
Notes payable	74	184
Current portion of operating lease liabilities	93	91
Total current liabilities	2,350	2,472
Royalties payable	7,060	6,974
Operating lease liabilities	87	97
Total liabilities	9,497	9,543
Commitments and contingencies (see Note 17)
Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.0001 par value, 7,203 shares designated; 3,703 and 4,578 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Series X Convertible Preferred Stock, $0.0001 par value, 15,404 shares designated; 12,656 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 7,573,403 and 7,026,627 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	296,907	296,901
Accumulated deficit	(278,384)	(275,709)
Total stockholders' equity	18,524	21,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,021	$30,736

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$82	$85
Cost of revenues	5	10
Gross profit	77	75
Operating expenses
Loss on impairment of goodwill	—	56,086
Selling, general and administrative	2,656	10,233
Research and development	37	240
Total operating expenses	2,693	66,559
Operating loss	(2,616)	(66,484)
Other income (expense), net
Interest income	30	69
Other income (expense), net	(3)	15
Change in fair value of royalties payable	(86)	—
Total other income (expense), net	(59)	84
Net loss	$(2,675)	$(66,400)
Deemed dividend - warrant inducement offer	—	(800)
Net loss attributable to common stockholders	$(2,675)	$(67,200)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(24.65)
Weighted average common shares used in computing net loss per share, basic and diluted	7,429,198	2,726,442

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	4,578	$—	12,656	$—	7,026,627	$1	$296,901	$(275,709)	$21,193
Stock-based compensation	—	—	—	—	—	—	6	—	6
Conversion of Series A Convertible Preferred Stock	(875)	—	—	—	546,776	—	—	—	—
Net loss	—	—	—	—	—	—	—	(2,675)	(2,675)
Balance at March 31, 2024	3,703	$—	12,656	$—	7,573,403	$1	$296,907	$(278,384)	$18,524

	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	—	$—	2,161,288	$—	$214,397	$(205,137)	$9,260
Common stock issued upon the exercise of options	—	—	—	—	301,746	—	179	—	179
Restricted stock awards cancelled or vested	—	—	—	—	(363)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,394	—	1,394
Issuance of Series X Convertible Preferred Stock in merger	—	—	14,650	—	—	—	82,925	—	82,925
Conversion of Series X Convertible Preferred Stock	—	—	(1,975)	—	1,974,905	—	—	—	—
Issuance of Series A Convertible Preferred Stock in connection with private placement, net	7,203	—	—	—	497,908	—	7,360	—	7,360
Warrants exercised (see Note 12)					331,608		1,145		1,145
Deemed dividend - warrant inducement offer	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(66,400)	(66,400)
Balance at March 31, 2023	7,203	$—	12,675	$—	5,267,092	$—	$307,400	$(271,537)	$35,863

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,675)	$(66,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	—	56,086
Depreciation and amortization	522	1,444
Stock-based compensation	6	1,394
Change in fair value of royalties payable	86	—
Accretion of royalties payable	—	513
Changes in operating assets and liabilities:
Accounts receivable	64	(9)
Inventories	(19)	(18)
Prepaid expenses and other assets	88	612
Lease right-of-use assets and lease liabilities	—	5
Accounts payable	79	(434)
Accrued expenses	(93)	(5,051)
Accrued interest - related parties	—	(198)
Other non-current assets	—	3
Net cash used in operating activities	(1,942)	(12,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22)	(37)
Cash acquired as part of business combination	—	15
Net cash used in investing activities	(22)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	—	179
Payments on note payable	(110)	—
Proceeds from exercise of warrants	—	1,326
Payments of costs related to exercise of warrants	—	(181)
Payments of convertible promissory notes	—	(250)
Proceeds from the private placement of securities	—	8,000
Payments of offering costs related to the private placement of securities	—	(640)
Net cash (used in) provided by financing activities	(110)	8,434
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,074)	(3,641)
CASH AND CASH EQUIVALENTS, beginning of period	3,565	15,859
CASH AND CASH EQUIVALENTS, end of period	$1,491	$12,218
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash consideration for Catheter acquisition	$—	$82,925
Cash payments for interest	$3	$181

See accompanying notes to unaudited condensed consolidated financial statements.

Note 1. Organization and Nature of Operations

The Company

Catheter Precision, Inc. ("Catheter" or the "Company or "Legacy RA Medical"), was incorporated in Delaware in July 2018. Catheter was initially formed to develop, commercialize and market its advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases.

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

After the Merger and looking forward, the legacy Destruction of Arteriosclerotic Blockages by laser Radiation Ablation laser and single-use catheter, together referred to as "DABRA", and related assets were no longer used and Catheter’s legacy lines of business were discontinued, but instead the Company has shifted the focus of its operations to Old Catheter’s product lines. Accordingly, the Company’s current activities primarily relate to Old Catheter’s historical business which comprises the design, manufacture and sale of new and innovative medical technologies primarily focused in the field of cardiac electrophysiology, or EP.

The Company’s primary product is the VIVO System, which is an acronym for View into Ventricular Onset System (“VIVO” or “VIVO System”), is a non- invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to EP procedures. The VIVO System has achieved a CE Mark allowing it to be commercialized in the European Union and has been placed at several hospitals in Europe. United States Food and Drug Administration ("FDA") 510(K) clearance in the United States was received and the Company began a limited commercial release of VIVO in 2021.

The Company’s newest product, Surgical Vessel Closing Pressure Device ("LockeT"), is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure and is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently. In addition, LockeT is a sterile, Class I product that was registered with the FDA in February 2023, at which time initial shipments began to distributors. Clinical studies for LockeT began during the year ended December 31, 2023. These studies are planned to show the product’s effectiveness and benefits, including faster wound closure, earlier ambulation, potentially leading to early hospital discharge, and cost benefits. This information is intended to provide crucial data for marketing and to expand the Company's indications for use with the FDA.

The Company’s product portfolio also includes the Amigo® Remote Catheter System (the "AMIGO" or "AMIGO System"), a robotic arm that serves as a catheter control device. Prior to 2018, Old Catheter marketed Amigo. The Company owns the intellectual property related to Amigo, and this product is under consideration for future research and development of a generation 2 product.

Prior to the Merger, Catheter developed an advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases. DABRA was developed as a tool in the treatment of Peripheral Artery Disease which commonly occurs in the legs. The Company has ceased marketing and operations related to DABRA.

Going Concern

As of March 31, 2024, the Company had cash and cash equivalents of approximately $1.5 million. For the three months ended March 31, 2024, the Company used $1.9 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of March 31, 2024, the Company had an accumulated deficit of approximately $278.4 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company invests in its commercial capabilities. These negative cash flows and additional costs associated with the Merger paid during the year ended December 31, 2023, have substantially depleted the Company’s cash. Following the Merger with Old Catheter, management further reduced staff and other costs while assuming the operating costs of Old Catheter. Management will continue to monitor its operating costs and seek to reduce its current liabilities. Such actions may impair its ability to proceed with certain strategic activities. As of March 31, 2024, the Company had $1.5 million of cash and cash equivalents. This amount will not be sufficient to fund the Company's operations through the end of May 2025. Because expected revenues are not adequate to fund planned expenditures and anticipated operating costs beyond such point, the Company is currently evaluating potential means of raising cash through future capital transactions and/or bridge loans. If unable to do so, the Company will be required to reduce its spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company will likely be required to raise additional cash through debt or equity transactions and/or bridge loans to continue operations. It may not be able to secure financing in a timely manner or on favorable terms, if at all.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the condensed consolidated financial statements are issued. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and Old Catheter. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP"). The Financial Accounting Standards Board (“FASB”) establishes these principles to ensure financial condition, results of operations, and cash flows are consistently reported. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the FASB Accounting Standards Codification ("ASC"). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

Use of Estimates

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

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent short-term, highly liquid investments with maturities of 90 days or less at the date of purchase. Credit risk related to cash and cash equivalents is based on the creditworthiness of the financial institutions at which these funds are held. The Company has cash balances at financial institutions which throughout the year may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. To reduce its risk associated with the failure of any such financial institution, the Company evaluates the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the Federal Deposit Insurance Corporation protection limits.

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

The Company had three customers that represented more than 90% of the Companies consolidated revenue for the three months ended March 31, 2024 and three customers that represented more than 79% of the Company's consolidated revenue for the three months ended March 31, 2023.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Segment Reporting

The Company operates in one business segment, which is the marketing, sales and development of medical technologies focused in the field of cardiac electrophysiology.

Cash and Cash Equivalents

Cash equivalents primarily represent funds invested in readily available checking and money market accounts. The Company maintains deposits in financial institutions in excess of federally insured limits of $250,000, in the amount of $1.2 million at March 31, 2024.

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

Cash equivalents, prepaid expenses, trade accounts receivable, accounts payable, and accrued expenses are reported on the condensed consolidated balance sheets at carrying value which approximates fair value due to the short-term maturities of these instruments.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments:

	Fair value at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual Fund	$1,451	$1,451	$—	$—
Money Market fund	5	5	—	—
Total assets	$1,456	$1,456	$—	$—

Liabilities
Royalties payable	$7,060	$—	$—	$7,060
Total liabilities	$7,060	$—	$—	$7,060

	Fair value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual Fund	$3,397	$3,397	$—	$—
Money Market fund	10	10	—	—
Total assets	$3,407	$3,407	$—	$—

Liabilities
Royalties payable	6,974	—	—	$6,974
Total liabilities	$6,974	$—	$—	$6,974

Financial Instruments — Credit Losses (ASU 2016-13)

Under the Current Expected Credit Loss ("CECL") impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on three portfolio segments: Hospitals – United States, Hospitals – Europe, and Distributors. The determination of portfolio segments is based primarily on the customers’ industry and geographical location.

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

Accounts Receivable and Allowances for Credit Losses

Trade accounts receivable are recorded at invoiced amounts, net of allowance for credit losses, if applicable, and are unsecured and do not bear interest.

The allowance for credit losses is based on the probability of future collection under the CECL impairment model in which the Company determines its allowance by applying the method based on an aging schedule. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors including customers’ credit risk and historical loss experience. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to bad debt expense in the period incurred.

As of March 31, 2024 and December 31, 2023 there is no reserve for expected credit losses within accounts receivable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company reduces the carrying value of inventories for those items that were potentially excess, obsolete or slow-moving based on changes in customer demand, technological developments or other economic factors.

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

As a result of the sustained decline of the Company's stock price from the date of the Merger, the Company assesses its long-lived assets for impairment. To determine whether the carrying amount of the long-lived asset group is recoverable, the Company determined the estimated future cash flows of the group for a period consistent with that of the primary assets of the group. The sum of the undiscounted cash flows was then compared to the carrying amount of the long-lived assets, as of March 31, 2024. The Company concluded there was no impairment as of March 31, 2024.

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

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using a combination of an income and market approach. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgment. Pursuant to ASU 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. There were impairment charges of $0 and $56.1 million  recognized during the three months ended March 31, 2024 and 2023, see Note 3, Business Combination and Note 7, Goodwill, for additional details. As of December 31, 2023, goodwill was fully impaired.

Royalties Payable

The Company is obligated to pay royalties under various royalty agreements Old Cather had entered into.  On January 9, 2023, prior to the consummation of the Merger, Old Catheter entered in an agreement with its Convertible Promissory Noteholders (“Noteholders”), which substantially consisted of amounts due to David A. Jenkins, previously Old Catheter's Chairman of the Board of Directors prior to the Merger, and, currently, the Company’s Executive Chairman of the Board of Directors and Chief Executive Officer, to forgive all accrued interest and future interest expense in exchange for a future royalty right. The Company will pay to the Noteholders a total royalty equal to approximately 12% of net sales of LockeT, commencing upon the first commercial sale, through December 31, 2035 (see Note 10, Royalties Payable).

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

As of the date of the Merger, the royalties payable had an estimated fair value of approximately $14.2 million. As of March 31, 2024 and December 31, 2023 the royalties payable had an estimated fair value of $7.0 million and $7.0 million, respectively. At each reporting period, the fair value is calculated using a discounted cash flow method utilizing a RADR which was 24.1% as of January 9, 2023, 28.0% as of December 31, 2023 and 29.0% as of March 31, 2024.

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

Warranty expenses are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Changes in estimates to previously established warranty accruals resulted from current period updates to assumptions regarding repair and product recall costs and are included in current period warranty expense. As of March 31, 2024 and December 31, 2023, there was no accrued warranty balance.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

The Company’s primary product in 2024 is the VIVO System. The VIVO System offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. In addition to the VIVO System, customers are provided with VIVO Positioning Patch Sets, which are custom patches, that are used in conjunction with the VIVO System to complete the intended output of the VIVO System. The delivery of the VIVO System, including the VIVO Positioning Patch Sets represents the Company’s primary performance obligation. The Company recognizes revenue upon the delivery of the VIVO system. The Company also provides customers with the option to pay for software upgrades in advance at the time of the contract's inception. Software upgrades are stand-ready services, whereby the Company will provide software upgrade services to the customer when and as upgrades are available. Terms of the period covered by the payment of software upgrades in advance can range from one year to multiple years. Customers have the option to renew terms covered by software upgrades at the end of each term. The stand-ready software upgrades represent the Company's second separate performance obligation and revenue is recognized over the term of the period.

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

Disaggregation of Revenue

The following table summarizes disaggregated product sales by geographic area ($ in thousands):

	For the Three Months Ended March 31,
	2024	2023
Product Sales
US	$8	$58
Europe	74	27
	$82	$85

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net product sales, while all other shipping and handling costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Advertising and Marketing

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising costs were $49 thousand and $18 thousand during the three months ended March 31, 2024 and 2023.

Patents

The Company expenses patent costs, including related legal costs, as incurred and records such costs as selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Research and Development

Major components of research and development costs include consulting, research grants, supplies and clinical trial expenses. Research and development expenses are charged to operations in the period incurred.

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

Net loss attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed dividends declared. The Company recorded a deemed dividend for the modification of existing warrants and issuance of new warrants during the three months ended March 31, 2023 of $0.8 million. The deemed dividend is added to the net loss in determining the net loss available to common stockholders for the three months ended March 31, 2023.

Recently Announced Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. These amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2025 for the annual reporting period ending December 31, 2025. The Company is currently reviewing the impact that the adoption of ASU 2023-09 may have on our consolidated financial statements and disclosures.

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

The Merger was accounted for as a business combination in accordance with Topic 805, and the Company has been determined to be the accounting acquirer.  The Company allocated the purchase price to the assets acquired and liabilities assumed at fair value. The preliminary purchase price allocation reflects various preliminary fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, liabilities assumed, and goodwill, which were subject to change within the measurement period as preliminary valuations were being finalized (generally one year from the acquisition date). Measurement period adjustments were recorded in the reporting period in which the estimates are finalized, and adjustment amounts were determined. During the three months ended June 30, 2023, the Company recorded measurement period adjustments based on changes to certain estimates and assumptions and their related impact to the purchase price allocation. Developed technology was revised from $35.1 million to $27.0 million; trademarks were revised from $1.7 million to $1.3 million; customer relationships were revised from $220 thousand to $62 thousand; goodwill was revised from $56.0 million to $60.9 million; and royalties payable were revised from $7.6 million to $14.2 million.

The following table summarizes the final purchase price allocations relating to the Merger ($ in thousands):

Description	Fair Value
Assets acquired:
Cash and cash equivalents	$15
Accounts receivable	71
Inventories	52
Prepaid expenses and other current assets	23
Property and equipment, net	26
Lease right-of-use assets	119
Other assets	8
Developed technology	27,014
Customer relationships	62
Trademarks	1,285
Goodwill	60,934
Total assets acquired	$89,609

Liabilities assumed:
Accounts payable	$922
Accrued expenses	1,389
Lease liability	124
Interest payable	198
Convertible promissory notes	250
Royalties payable	14,182
Total liabilities assumed	17,065
Total purchase price	$72,544

All intangible assets acquired are subject to amortization and their associated acquisition date fair values and useful lives are as follows:

Intangible Assets	Fair Value	Useful Life
Developed technology- VIVO	$8,244	15
Developed technology- LockeT	18,770	14
Customer relationships	62	6
Trademark- VIVO	876	9
Trademark- LockeT	409	9
	$28,361

Notwithstanding the above, as described in Note 7, management determined that there were indicators of asset impairment during the three months ended March 31, 2023, and assessed the carrying values of the Company’s intangible assets and goodwill. As a result, the Company recorded an impairment charge relating to goodwill of $56.1 million during the three months ended March 31, 2023. This amount represented the preliminary purchase price amount ascribed to goodwill.

Transaction costs incurred in connection with this business combination amounted to approximately $1.7 million during the three months ended March 31, 2023.

Pro Forma Financial Information

The following table represents the revenue, net loss and net loss per share effect of the acquired company, as reported on a pro forma basis as if the acquisition occurred on January 1, 2023. These pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the first day of the period presented, nor does the pro forma financial information purport to represent the results of operations for future periods. The following information for the three months ended March 31, 2023 is presented in thousands except for the per share data ($ in thousands, except per share data):

Three Months Ended March 31,
2023
Revenues	$88
Net loss	$(66,570)
Net loss attributable to common stockholders	$(67,370)
Basic and diluted net loss per share – on a pro forma basis	$(13.56)

Note 4. Inventories

Inventories consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$32	$27
Finished goods	31	17
Inventories	$63	$44

There were no charges for inventory obsolescence or allowance recorded during the three months ended March 31, 2024 and 2023.

Note 5. Property and Equipment

Property and equipment, net consisted of the following ($ in thousands):

	March 31,	December 31,
	2024	2023
Machinery and equipment	$26	$16
Computer hardware and software	24	17
VIVO DEMO/Clinical Systems	74	69
Property and equipment, gross	124	102
Accumulated depreciation	(43)	(32)
Property and equipment, net	$81	$70

Depreciation expense was $11 thousand and $7 thousand for the three months ended March 31, 2024 and 2023, respectively.

Note 6. Intangible Assets

The following table summarizes the Company’s intangible assets as of March 31, 2024 ($ in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount at January 9, 2023	Accumulated Amortization	Net Book Value at March 31, 2024
Developed technology ‐ VIVO	15	$8,244	$(687)	$7,557
Developed technology ‐ LockeT	14	18,770	(1,676)	17,094
Customer relationships	6	62	(13)	49
Trademarks/trade names ‐ VIVO	9	876	(122)	754
Trademarks/trade names ‐ LockeT	9	409	(56)	353
		$28,361	$2,554)	$25,807

The following table summarizes the Company’s intangible assets as of December 31, 2023 ($ in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount at January 9, 2023	Accumulated Amortization	Net Book Value at December 31, 2023
Developed technology ‐ VIVO	15	$8,244	$(550)	$7,694
Developed technology ‐ LockeT	14	18,770	(1,341)	17,429
Customer relationships	6	62	(10)	52
Trademarks/trade names ‐ VIVO	9	876	(97)	779
Trademarks/trade names ‐ LockeT	9	409	(45)	364
		$28,361	$(2,043)	$26,318

The estimated future amortization expense for the next five years and thereafter is as follows ($ in thousands):

Years ending December 31,	Future Amortization Expense
Remainder of 2024	$1,532
2025	2,043
2026	2,043
2027	2,043
2028	2,043
Thereafter	16,103
Total	$25,807

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense, included within selling, general and administrative expenses, relating to the Company's intangible assets was $0.5 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.

The weighted average remaining amortization period for the Company’s intangible assets as of March 31, 2024, is 12.81 years.

Note 7. Goodwill

In connection with the Merger, the excess of the purchase price over the estimated fair value of the net assets assumed of $60.9 million was recognized as goodwill. The Merger was accounted for as a business combination in accordance with Topic 805, and the Company has been determined to be the accounting acquirer.  The Company allocated the purchase price to the assets acquired and liabilities assumed at fair value. During the three months ended June 30, 2023, the Company recorded measurement period adjustments based on changes to certain estimates and assumptions and their related impact to the purchase price allocation. As a result, goodwill was revised from $56.0 million to $60.9 million.

The Company tests Goodwill for impairment at the reporting unit level annually in the fourth quarter or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Due to a sustained decrease in the Company’s share price during the quarter ended March 31, 2023, the Company concluded that, in accordance with ASC 350, a triggering event occurred indicating that potential impairment exists and required the Company to assess if impairment exists as of March 31, 2023. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which resulted in the carrying amount of the reporting unit exceeding the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company utilized a combination of an income and market approach to assess the fair value of the reporting unit. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. The guideline public company market approach considered marketplace earnings multiples from within a peer public company group.  As of December 31, 2023, cumulative goodwill impairment charges of $60.9 million were incurred related to the Company’s single reporting unit and no goodwill remained as of this date.

Note 8. Accrued Expenses

Accrued expenses consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Legal expenses	$69	$102
Offering costs	1,356	1,356
Compensation and related benefits	20	43
Other accrued expenses	195	232
Accrued expenses	$1,640	$1,733

The product warranty accrual related to the voluntary recall of DABRA catheters, was initiated in September 2019. The recall was closed by the FDA in July 2023 and no claims have been submitted in approximately 2 years. As such, the Company derecognized the warranty liability of $192 thousand as of December 31, 2023. As of March 31, 2024 and December 31, 2023, there is no accrued warranty balance.

Note 9. Notes Payable

The Company purchased director and officer liability insurance coverage on October 16, 2023 for $447 thousand. A down payment of $157 thousand was made and the remaining balance of $291 thousand was financed over 8 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan is 8.990%. Interest expense on this loan was $3 thousand and $0 for the three months ended March 31, 2024 and 2023, respectively. The loan balance was $74 thousand and $184 thousand as of March 31, 2024 and December 31, 2023, respectively.

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

The Company is not actively marketing and selling the AMIGO System.  There was no royalty expense recorded for the three months ended March 31, 2024 and 2023 in relation to the AMIGO System. The AMIGO System royalty has been earned and payment has been deferred to a future date.

The table below represents the change in fair value of level 3 royalties payable for the three months ended March 31, 2024 and 2023 ($ in thousands). See Note 2, Summary of Significant Accounting Policies, for valuation techniques.

	2024	2023
Beginning Balance, January 1,	$6,974	$—
AMIGO royalty payable recognized in connection with the Merger	—	160
LockeT royalty payable recognized in connection with the Merger	—	7,432
Accretion of LockeT royalty payable	—	513
Change in fair value of royalties payable	86	—
Ending Balance, March 31,	$7,060	$8,105

Note 11. Leases

For the three months ended March 31, 2024 and 2023, operating lease expense was $24 thousand and $15 thousand, respectively, and cash paid was $24 thousand and $16 thousand, respectively. Variable costs were insignificant for the three months ended March 31, 2024 and 2023.

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

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases, as of March 31, 2024:

Weighted average remaining lease term (in years) - operating leases	1.73
Weighted average discount rate - operating leases	8.64%

South Carolina Office Lease Agreement

On September 27, 2022, Old Catheter entered into a lease agreement for office space located in Fort Mill, South Carolina. The space is used for office and general use. The term of the lease began on October 1, 2022, is 38 months, and includes two months of free rental from the commencement date of the lease. The lease contains two separate 36 month renewal periods, which require 180 days notice of the Company's intention to exercise. As of the date of these condensed consolidated financial statements, the Company does not intend to exercise either of the two extension options. Total rent is $3,435 per month for the first ten months following the two months of free rent, with annual increases on the anniversary of the effective date. The Company has adopted the practical expedient under Topic 842, which permits the Company to account for each separate lease component of a contract and its associated non-lease components as a single lease payment. As a result, beginning at lease inception on October 1, 2022, the Company recognized both the lease payments and associated common area maintenance payments as a single lease payment. The Company estimated an incremental borrowing rate of 11.09% for this lease agreement.

New Jersey Office Lease Agreement

On December 7, 2022, Old Catheter entered into a lease agreement for office space located in Augusta, New Jersey. The space is used for office and general use. The term of the lease is 24 months and began on January 1, 2023. The lease contains one 24 month renewal period, which requires 9 months’ notice if the Company intends to exercise. In March 2024, the Company notified the landlord of its intent to extend the lease for a 12-month period.  In April 2024, a lease extension agreement was entered into extending the lease through December 31, 2025.  Total rent is $1,207 per month throughout December 31, 2024 and $1,267 for the remaining term of the extended lease. The Company estimated an incremental borrowing rate of 10% for this lease agreement.

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

Future lease payments for all lease obligations for the following five fiscal years and thereafter are as follows ($ in thousands):

Years ending December 31:	Operating Lease
Remainder of 2024	$72
2025	96
2026	14
Total minimum lease payments	182
Less effects of discounting	(2)
Present value of future minimum lease payments	$180

Lease right-of-use assets and lease liabilities for the Company's operating leases were recorded in the condensed consolidated balance sheets as follows ($ in thousands):

	March 31,	December 31,
	2024	2023
Assets
Lease right-of-use assets	$171	$179
Total lease assets	$171	$179

Liabilities
Current liabilities:
Lease liabilities - current portion	$93	$91
Non-current liabilities:
Lease liabilities - net of current portion	87	97
Total lease liabilities	$180	$188

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

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at March 31, 2024 consisted of Series A convertible preferred stock of 2,313,956 shares, Series X Convertible Preferred Stock of 12,656,011 shares, warrants of 11,042,137, stock options of 614,593, and no restricted stock awards or restricted stock units.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at March 31, 2023 consisted of Series A convertible preferred stock of 4,501,060 shares, Series X convertible preferred stock of 12,656,011 shares, warrants of 11,148,858, stock options of 452,908, restricted stock awards of 556, and restricted stock units of 26.

Net loss attributable to common stockholders for the three months ended March 31, 2023, consists of net loss, as adjusted for deemed dividends. The Company recorded a deemed dividend for the modification of existing warrants and issuance of the Series E warrants (see Note 13, Equity Offerings) of $0.8 million, during the three months ended March 31, 2023.

Note 13. Equity Offerings

Warrant Inducement Offer

On January 9, 2023, the Company reduced the exercise price of certain existing warrants (the "Existing Warrants"), exercisable for 331,608 shares of the Company’s common stock held by a certain investor (the “Investor”), with exercise prices ranging from $14.00 to $526.50 per share to $4.00 per share (the "2023 Warrant Repricing"). In connection with the 2023 Warrant Repricing, the Company entered into a warrant inducement offer letter (the "2023 Inducement Letter"), with the Investor pursuant to which it would exercise up to all of the 331,608 Existing Warrants (the "Inducement Offer"). In consideration for exercising the Existing Warrants pursuant to the terms of the 2023 Inducement Letter, the Company received approximately $1.3 million in gross proceeds. The Company paid the placement agent aggregate cash fees of approximately $0.2 million related to the Inducement Offer which represented 8.0% of the gross proceeds received from the Inducement Offer plus other offering costs resulting in net proceeds to the Company of $1.1 million. In consideration for exercising the Existing Warrants pursuant to the terms of the 2023 Inducement Letter, the Company issued the Investor a new Series E common stock purchase warrant, or Series E Warrant (the "Series E Warrant"), to purchase 331,608 shares of common stock at an exercise price of $4.00 per share. The Series E Warrant is exercisable for five years from the date of stockholder approval. Exercise of the Series E Warrant in full was subject to approval of the Company's stockholders other than the Investor, which was obtained at a special meeting of the Company's stockholders held on March 21, 2023 (the "Stockholders' Meeting"). The incremental fair value of the repriced warrants amounted to $0.3 million and the fair value of Series E warrant totaled $1.9 million.  The relative fair value of such amounts were recorded to additional paid-in capital concurrent with the exercise of the Existing Warrants.

As a result of the 2023 Warrant Repricing and Inducement Offer, the Company presents a deemed dividend for the modification of Existing Warrants and issuance of the Series E Warrants of $0.8 million during the three months ended March 31, 2023. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the unaudited consolidated condensed statements of operations.

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

Placement Fees

In connection with offerings completed by the Company in 2022, (the "2022 Offerings"), the Company entered into an agreement with a placement agent that, subject to satisfaction of the requirements contained therein, called for a placement fee payable based on capital raised from certain investors for a definitive time following the expiration of the agreement. The accrued placement fee of approximately $1.4 million related to the 2022 Offerings is included in accrued expenses in the consolidated balance sheet as of March 31, 2024. Additionally, the agreement called for the issuance of warrants with the following terms:

Number of shares	Exercise Price	Expiration
33,000	$31.25	5 years
31,000	$17.50	5 years

The warrants were valued on the date of the 2022 Offerings using the Black-Scholes model based on the following assumptions:

Value ( $ in millions)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Term (years)
$0.4	93.25%	1.81%	0%	5.0
$0.2	96.70%	2.87%	0%	5.0

The warrants have not been issued by the Company as of March 31, 2024.

Warrants

The following table presents the number of common stock warrants outstanding:

Warrants outstanding, December 31, 2022	1,150,658
Issued	10,329,794
Exercised	(331,608)
Expired	(106,707)
Warrants outstanding, December 31, 2023	11,042,137
Issued	—
Exercised	—
Expired	—
Warrants outstanding, March 31, 2024	11,042,137

The following table presents the number and type of common stock warrants outstanding, their exercise price, and expiration dates as of March 31, 2024:

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
	11,042,137

As of March 31, 2024, the warrants issued by the Company had a weighted average exercise price of $5.31.

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

On March 21, 2023, the Company held the Stockholders' Meeting, at which the stockholders approved, among other things, the issuance of 1,993,581 shares of common stock upon the conversion of 1,993.581 of Series X Convertible Preferred Stock which were issued upon the closing of the Merger, see Note 3, Business Combination. On March 23, 2023, the Company issued 1,974,905 shares of common stock upon the conversion of 1,974.905 of Series X Convertible Preferred Stock. On October 24, 2023, the remaining 18,676 shares of common stock were issued upon the conversion of 18.676 shares of Series X Convertible Preferred Stock. The remaining 12,656.011 shares of Series X Convertible Preferred Stock are expected to remain outstanding until at least July 9, 2024, and will convert thereafter up to 12,656,011 shares of common stock, only if the Company meets the initial listing standards of the NYSE American or another national securities exchange or is delisted from the NYSE American.

Series A Convertible Preferred Stock

As described in Note 13, on January 9, 2023, the Company entered into a Securities Purchase Agreement for a Private Placement with the Investor. Pursuant to the Securities Purchase Agreement, shares of Series A Convertible Preferred Stock were issued, the conversion of which was approved at the Stockholders’ Meeting. The Series A Convertible Preferred Stock converts into common stock at the option of the holder at the Preferred Conversion Rate, subject to certain ownership limitations as described below. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

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

The following conversions of Series A Convertible Preferred Stock occurred subsequent to the issuance:

Date of Conversion	Series A Shares Converted	Common Shares Issued
July 5, 2023	1,750	1,093,552
July 24, 2023	875	546,776
January 24, 2024	875	546,776

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

Note 15. Stock-Based Compensation

2018 Equity Incentive Plan

In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”) which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. Stock options granted under the 2018 Plan generally vest one-fourth on the first anniversary of the vesting commencement date with the balance vesting monthly over the remaining three years. Restricted stock units granted under the 2018 Plan generally vest one third on the first anniversary of the vesting commencement date and one sixth every six months thereafter such that the award will be fully vested on the third anniversary of the vesting commencement date. In July 2023, the 2018 Plan was replaced by the 2023 Equity Incentive Plan (the "2023 Plan"), as described below. As of July 2023, no additional awards could be made under the 2018 Plan and no shares of common stock were reserved for future issuance.

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”) which permitted eligible employees to purchase the Company’s common stock at a discount through payroll deductions during defined offering periods. Eligible employees could elect to withhold up to 15% of their base earnings to purchase shares of the Company’s common stock at a price equal to 85% of the fair market value on the first day of the offering period or the purchase date, whichever was lower. The number of shares of common stock reserved for issuance under the ESPP automatically increased on January 1 of each fiscal year by the lesser of (1) 237 shares, (2) 1.25% of the total number of shares outstanding on December 31 of the preceding fiscal year, or (3) such other amount as the Company’s board of directors may determine.

The Company paused the ESPP in May 2022 and in April 2024, the Company formally terminated the ESPP. For the three months ended March 31, 2024 and 2023, no cash was received from the exercise of purchase rights under the ESPP.

As of March 31, 2024, the Company had issued 950 shares of common stock since inception of the ESPP, and 26 shares were reserved for future issuance. Upon termination of the ESPP in April 2024, the reserved shares were released back to the authorized pool.

2020 Inducement Equity Incentive Plan

In March 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) for the purpose of attracting, retaining and incentivizing employees in furtherance of the Company’s success. The 2020 Plan was adopted without stockholder approval pursuant to Rule 303A.08 of the New York Stock Exchange. The 2020 Plan is used to offer equity awards as material inducements for new employees to join the Company. Upon adoption of the 2020 Plan, 640 shares of common stock were reserved for the granting of inducement stock options, restricted stock awards, restricted stock units and other forms of equity awards. As of March 31, 2024 and December 31, 2023, 540 shares of common stock were reserved for future issuance under the 2020 Plan. In April 2024, the Company terminated the 2020 Plan at which time the reserved shares were released back to the authorized pool.

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

2023 Equity Incentive Plan

In July 2023, the Company’s stockholders approved, the 2023 Plan, as defined above, which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants.  Stock options granted under the 2023 Plan to employees and consultants generally will vest annually over a five-year period or as determined by the Board’s Compensation Committee, while grants to non-employee directors generally vest quarterly over a three-year period.  As of  March 31, 2024 and December 31, 2023, 146,546 and 501,868 shares of common stock were reserved for future issuance pursuant to the 2023 Plan.  The number of shares available for issuance under the 2023 Plan also includes a quarterly increase commencing on September 1, 2023 by an amount equal to the lesser of (i) 10% of the number equal to the number of shares of common stock outstanding on the applicable adjustment date less the number of shares of common stock outstanding at the beginning of the fiscal quarter immediately preceding the adjustment date, but if such number is a negative number, then the increase will be zero; or (ii) such lesser number of shares as may be determined by the Board.

On January 8, 2024, the Board approved the issuance of a total of 285,000 non-qualified stock options under the 2023 Plan. 75,000 of these non-qualified options were issued to non-employee directors that vest at 8 1/3% per quarter for 3 years with an exercise price of $0.40 and expiration date of January 8, 2034. The remaining 210,000 non-qualified options were issued to employees and consultants and vest at 20% per year for 5 years with an exercise price of $0.40 and expiration date of January 8, 2034.

On February 26, 2024, the Board approved the issuance of a total of 150,000 incentive stock options under the 2023 Plan. All options were issued to employees and vest at 20% per year for 5 years with an exercise price of $0.43 and expiration date of February 26, 2034.

The options issued during the quarter ended March 31, 2024 were valued at approximately $170 thousand using the Black-Scholes model based on the following assumptions on the date of issue:

	Non-Employee Director Options Issued January 8, 2024	Employee Options Issued January 8, 2024	Employee Options Issued February 26, 2024
Risk-free interest rate	4.01%	4.01%	4.28%
Volatility	175.36%	175.36%	178.14%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.5	6.5	6.5

See Note 20, Subsequent Events, for additional options issued under the 2023 Plan in April 2024 and non-Plan options issued in May 2024.

The following is a summary of stock option activity for the three months ended March 31, 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	214,652	$6.47	6.38
Options exercised	—	$—	—	—
Options granted	435,000	$0.41	—	—
Canceled/forfeited	(35,059)	$0.45	—	—
Outstanding at March 31, 2024	614,593	$2.52	8.59	$32,260
Vested and expected to vest at March 31, 2024	614,593	$2.52	8.59	$32,260
Exercisable at March 31, 2024	204,593	$6.76	6.09	$—

 Restricted Stock Units

All restricted stock units have been forfeited or vested as of December 31, 2023.

Restricted Stock Awards

All restricted stock awards have been forfeited or vested as of December 31, 2023.

Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was $6 thousand and $1,394 thousand, which was recorded in selling, general and administrative expense in the Company's condensed consolidated statements of operations.

Total unrecognized estimated stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized at March 31, 2024 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period (in years)
Stock options	$154	4.5
Restricted stock awards	$—	—
Restricted stock units	$—	—

Note 16. Income Taxes

The Company recorded no provision or benefit for income tax expense for the three months ended March 31, 2024 and 2023, respectively.

For all periods presented, the pretax losses incurred by the Company received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets.  The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open tax audits with any taxing authority as of March 31, 2024, except for the California Department of Tax and Fee Administration sales and use tax audit. The period covered by the audit is October 1, 2020 through March 31, 2023.

Note 17. Commitments and Contingencies

In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

As of March 31, 2024, the Company had no outstanding litigation.

Note 18. Employee Benefit Plan

In January 2019, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Under the terms of the 401(k) Plan, all full-time employees were eligible to make voluntary contributions as a percentage or defined amount of compensation. The Company made matching contributions based on 100% of each employee’s contribution up to 3% and 50% of contributions between 3% and 5%, with the match-eligible contribution limited to 4% of the employee’s eligible compensation. The Company cancelled the 401(k) Plan effective March 10, 2023 and distributed all assets held by the 401(k) Plan to the participants. The Company had no expenses related to the matching contributions for the three months ended March 31, 2024 and 2023.

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

Margrit Thomassen, the Company's Interim Chief Financial Officer, received options to purchase 16,764 shares of the Company's common stock upon the closing of the merger in exchange for her options to purchase shares of Old Catheter common stock, converted based on the exchange ratio in the merger. The options have an exercise price of $0.59 per share. In January 2024, she received an option to purchase 25,000 shares of the Company's common stock under the 2023 Plan. The options have an exercise price of $0.40 per share, vest at 20% per year for 5 years and expire in January 2034.

Following stockholder approval on March 21, 2023, the Company issued 991,828 shares of common stock to Mr. Jenkins and affiliates upon conversion of 991.828 shares of Series X Convertible Preferred Stock, and 235,320 shares of common stock to his adult children upon conversion of 235.320 shares of Series X Convertible Preferred Stock.

Note 20. Subsequent Events

Options Issued Under the 2023 Equity Incentive Plan

On April 24, 2024, the Board approved the issuance of a total of 125,000 incentive stock options under the 2023 Equity Incentive Plan.  All options were issued to employees and vest at 20% per year for 5 years with an exercise price of $0.46 and expiration date of April 24, 2034.

Non-Plan Options Issued

On April 24, 2024, the Board approved the issuance of a total of 250,000 Non-Plan Options as an employment incentive for the position of Chief Commercial Officer.  The options will be issued as of the first day of employment and vest at 20% per year for 5 years with an exercise price to be the closing market price of the Company’s common stock on the day immediately preceding the issuance date of the options.   The options will expire 10 years from the issuance date.

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

Forward-looking statements can be identified by words such as “believe,” “anticipate,” “may,” “might,” “can,” “could,” “continue,” “depends,” “expect,” “expand,” “forecast,” “intend,” “predict,” “plan,” “rely,” “should,” “will,” “may,” “seek,” or the negative of these terms or and other similar expressions, although not all forward-looking statements contain these words. These statements include, but are not limited to, our expectations regarding CE Mark approval for LockeT. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023. These risks include, but are not limited to, that: we will be required to raise additional funds to finance our operations and continue as a going concern , and we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us, our business has a history of losses, will incur additional losses, and may never achieve profitability, we have identified material weaknesses in our internal control over financial reporting and these material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, compliance with Sarbanes-Oxley Act Section 404 could have a material adverse impact on our business, we will not be able to reach profitability unless we are able to achieve our product expansion and growth goals; our VIVO launch plans require significant investment in infrastructure and sales representatives, our research and development and commercialization efforts may depend on entering into agreements with corporate collaborators, we have entered into joint marketing agreements with respect to our products, and may enter into additional join marketing agreements, that will reduce our revenues from product sales, royalty agreements with respect to LockeT, the surgical vessel closing pressure device, will reduce any future profits from this product, if we experience significant disruptions in our information technology systems, our business may be adversely affected, litigation and other legal proceedings may adversely affect our business,  if we make acquisitions or divestitures, we could encounter difficulties that harm our business, failure to attract and retain sufficient qualified personnel could also impede our growth, our revenues may depend on our customers’ receipt of adequate reimbursement from private insurers and government sponsored healthcare programs, we may be unable to compete successfully with companies in our highly competitive industry, many of whom have substantially greater resources than we do, our future operating results depend upon our ability to obtain components in sufficient quantities on commercially reasonable terms or according to schedules, prices, quality and volumes that are acceptable to us, and suppliers may fail to deliver components, or we may be unable to manage these components effectively or obtain these components on such terms, if hospitals, physicians and patients do not accept our current and future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any, the recent coronavirus outbreak (“COVID-19”) adversely affected our financial condition and results of operations and we cannot provide any certainty as to whether there will be future impacts from COVID-19 or another pandemic, a variety of risks associated with marketing our products internationally could materially adversely affect our business, the impact of the military conflicts in Ukraine and Israel, and the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have affected, and may continue to affect, our business and results of operations, including our supply chain, if the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates, we may be adversely affected by product liability claims, unfavorable court decisions or legal settlements, our ability to use our net operating loss carryforwards may be limited, we may have to make milestone payments under the Settlement Agreement we entered into with the Department of Justice (“DOJ”), we are subject to pervasive and continuing regulation by the FDA and other regulatory agencies. Our products may be subject to additional recalls, revocations or suspensions after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business, changes in trade policies among the U.S. and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products, increased tariffs or the imposition of other barriers to international trade could have a material adverse effect on our revenues and operating results, product clearances and approvals can often be denied or significantly delayed, although we have obtained regulatory clearance for our VIVO and LockeT products in the U.S. and certain non-U.S. jurisdictions, our business plans include expanding uses for our products, which will require additional clearances; and even after clearance is obtained, our products remain subject to extensive regulatory scrutiny, if we or our suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, or any applicable state equivalent, our operations could be interrupted, and our potential product sales and operating results could suffer, our products may be subject to additional recalls, revocations or suspensions after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business, if any of our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions, healthcare reform initiatives and other administrative and legislative proposals may adversely affect our business, financial condition, results of operations and cash flows in our key markets, and if we are unable to obtain and maintain patent protection for our products, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our existing products and any products we may develop, and our technology may be adversely affected.

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

The board of directors approved a reduction in force ("RIF") effective June 6, 2022, under which approximately 65% of Ra Medical's full-time employees were immediately terminated and provided one-time severance payments totaling approximately $0.6 million. In August and September 2022, an additional 20% of Legacy Ra Medical's employees were terminated and provided one-time severance payments totaling approximately $0.3 million. The purpose of the RIF was to preserve capital with the goal of maximizing the opportunities available to Legacy Ra Medical during the board of directors’ review of strategic alternatives.

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

Recent Developments

Expansion of Sales Force

Beginning in the first quarter of 2024, we began to rejuvenate our sales force with plans to engage a new Chief Commercial Officer ("CCO"). As of May 1, 2024, nine sales people and one clinical support staff have been hired, along with the new COO.

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

Conversion of Series X Convertible Preferred Stock

On March 21, 2023, the Company held a special meeting of stockholders (the “Stockholders’ Meeting”), at which the stockholders approved, among other things, the issuance of 1,993,581 shares of common stock upon conversion of 1,993.581 shares of Series X Convertible Preferred Stock which were issued upon the closing of the Merger (see Note 3, Business Combination of our accompanying unaudited consolidated financial statements). On March 23, 2023, the Company issued 1,974,905 shares of common stock upon the conversion of 1,974.905 shares of Series X Convertible Preferred Stock. On October 24, 2023, the remaining 18,676 shares of common stock were issued upon the conversion of 18.676 shares of Series X Convertible Preferred Stock. The remaining 12,656.011 shares of Series X Convertible Preferred Stock are expected to remain outstanding until at least July 9, 2024, and will convert thereafter up to 12,656,011 shares of common stock, only if the Company meets the initial listing standards of the NYSE American or another national securities exchange or is delisted from the NYSE American.

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

Adoption of 2023 Equity Incentive Plan

On July 11, 2023, we held an Annual Meeting where our stockholders approved the 2023 Equity Incentive Plan (“2023 Plan”) that authorizes us to grant options, restricted stock and other equity-based awards. No issuance of options were granted under the 2023 Plan during the year ended December 31, 2023. As of March 31, 2024, options to purchase an aggregate of 410,000 shares were outstanding and 146,546 shares remain available for grant under the 2023 Plan, subject to adjustment as provided therein. See Note 20, Subsequent Events, of our accompanying unaudited consolidated financial statements for a discussion of option grants made subsequent to March 31, 2024.

Components of our Results of Operations for the Three Months Ended March 31, 2024 and 2023

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

Our primary product in 2024 is the VIVO System. The VIVO System offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. In addition to the VIVO System, customers are provided with VIVO Positioning Patch Sets, which are custom patches, that are used in conjunction with the VIVO System to complete the intended output of the VIVO System. The delivery of the VIVO System, including the VIVO Positioning Patch Sets represents our primary performance obligation. We recognize revenue upon the delivery of the VIVO system. We also provide customers with the option to pay for software upgrades in advance at the time of the contract's inception. Software upgrades are stand-ready services, whereby we will provide software upgrade services to the customer when and as upgrades are available. Terms of the period covered by the payment of software upgrades in advance can range from one year to multiple years. Customers have the option to renew terms covered by software upgrades at the end of each term. The stand-ready software upgrades represent our second separate performance obligation and revenue is recognized over the term of the period.

We invoice the customers after physical possession and control of the VIVO System is transferred to the customer and recognize revenue upon delivery. The timing of payment for the corresponding invoices is dependent upon the credit terms identified in each contract. We invoice customers who pay for software upgrades in advance in conjunction with the invoice for the delivery of the VIVO System, and subsequent renewals of software upgrades are invoiced at the inception of the term. Revenue for these stand-ready services is recognized evenly over the term of the upgrade period, consistently with similar stand-ready services under ASC 606. Similar to the delivery of the VIVO System, the timing of payment for the corresponding invoices is dependent upon the credit terms identified in each contract. We have elected the practical expedient to expense costs to obtain a contract, as incurred, as opposed to recognizing the cost as an asset upon occurrence.

We are a business that has operations within multiple countries. During the three months ended March 31, 2024, approximately 90% of our sales were derived from customers outside the United States. This shift of revenue to predominantly international customers is a result of timing of orders placed and not expected to continue.

Cost of Revenues

Cost of revenues for product sales consisted primarily of costs of components for use in our products, the labor used to produce our products, and the manufacturing overhead that supports production.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A"), expenses consist of employee-related costs, including salaries, benefits and stock-based compensation expenses. Other SG&A expenses include amortization of intangible assets and accretion of royalties payable acquired in the Merger (for the three months ended March 31, 2023), professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and facility-related expenses.

Research and Development Expenses

Research and development ("R&D"), expenses are expensed as incurred and include the following: research grants; product development; cost of clinical studies to support new products and product enhancements, including expanded indications; supplies used for internal R&D and clinical activities; and cost of outside consultants who assist with technology development and clinical affairs.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table sets forth the results of the Company's operations for the periods presented ($ in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Revenues	$82	$85	$(3)
Cost of revenues	5	10	(5)
Selling, general and administrative expenses	2,656	10,233	(7,577)
Research and development expenses	37	240	(203)
Impairment charges	—	56,086	(56,086)
Change in fair value of royalties payable	(86)	—	(86)
Other income, net	27	84	(57)

Revenues

The decrease in revenues of approximately $3 thousand for the three months ended March 31, 2024 as compared to the corresponding period in the prior year was due to lower product sales of the VIVO System products.

Cost of Revenues

The decrease in cost of revenues of approximately $5 thousand for the three months ended March 31, 2024 as compared to the corresponding period in the prior year was due to the lower cost of revenues of the VIVO Positioning Patches. During 2024, changes to the manufacturing process of the Vivo Positioning Patches led to a reduction in the manufacturing cost of approximately 40%.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses of approximately $7.6 million for the three months ended March 31, 2024 as compared to the corresponding period in the prior year was due primarily to a decrease in salaries and benefits of $2.0 million relating to the Company's former Chief Executive Officer, a decrease in legal fees of $2.0 million that were primarily incurred in connection with the Merger, a decrease in depreciation and amortization of approximately $1.4 million that resulted from intangible assets acquired in the Merger, of which the useful lives and fair value of those intangible assets were finalized during the three months ended June 30, 2023. Further, a decrease in stock based compensation of approximately $1.4 million, of which, $1.3 million was related to the one time stock compensation for Old Catheter stock options assumed in the Merger, a decrease of accounting/audit fees of approximately $0.5 million, a decrease of investor relations and SEC fees of approximately $0.1 million, a decrease in other selling, general and administrative expenses of $0.1 million, and a decrease of other fees of approximately $0.1 million.

Research and Development Expenses

The decrease in research and development expenses of approximately $0.1 million for the three months ended March 31, 2024 as compared to the corresponding period in the prior year was due primarily to a decrease in clinical study costs of $0.1 million. This decrease was primarily the result of the discontinuation of the historical products of Ra Medical that were under development.

Impairment Charges

We test for goodwill impairment at the reporting level annually in the fourth quarter or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. As a result of the Merger with Old Catheter the Company recognized $56.1 million of goodwill for the three months ended March 31, 2023. Due to a sustained decrease in our share price during the quarters ended March 31, 2023 and June 30, 2023, we concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists that required us to assess if impairment existed as of March 31, 2023 and June 30, 2023. In accordance with ASC 350 we performed a quantitative goodwill impairment test, which resulted in the carrying amount of the reporting unit exceeding its fair value, indicating that the goodwill of the reporting unit was impaired.  We utilized a combination of an income and market approach to assess the fair value of the reporting unit as of March 31, 2023 and June 30, 2023. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions while the guideline public company market approach considered marketplace earnings multiples from within a peer public company group. We recorded the impairment charge of $60.9 million within loss on impairment of goodwill in the consolidated statement of operations. As of December 31, 2023, cumulative goodwill impairment charges of $60.9 million were incurred related to our single reporting unit. The remaining balance of goodwill was reduced to zero as of December 31, 2023.

For the three months ended March 31, 2024, no impairment charges were incurred.

Change in fair value of royalties payable

As of the date of the Merger, the royalties payable was calculated using a discounted cash flow method utilizing a discount rate of 24.1%. From the Merger date through March 31, 2023, the Company's accounting policy was to accrete the royalties payable, which was included in selling, general, and administrative expenses on the unaudited condensed consolidated statement of operations. Subsequent to March 31, 2023, the Company changed its accounting policy to remeasure the royalties payable and record it at fair value, which is presented within other income on the unaudited condensed consolidated statement of operations. At each reporting period, the fair value of the royalties payable is calculated using the discounted cash flow method. At March 31, 2024, the discount rate was 29%, The change in fair value of the royalties payable for the three months ended March 31, 2024 as compared to the corresponding periods in the prior year was a decrease of $0.1 million. The change between three months ended March 31, 2024 and 2023 is driven by both the change in fair value of the royalties payable as well the change in accounting policy.

Other income, Net

The decrease in other income (expense), net of approximately $0.1 million for the three months ended March 31, 2024 as compared to the corresponding periods in the prior year was primarily due to a decrease in investment income.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of approximately $1.5 million and an accumulated deficit of approximately $278.4 million. For the three months ended March 31, 2024, net cash used from operating activities was approximately $1.9 million. We have incurred recurring net losses from operations and negative cash flows from operating activities since inception.

We expect operating losses and negative cash flows to continue for the foreseeable future as we invest in our commercial capabilities. These negative cash flows and additional costs associated with the Merger paid during the year ended December 31, 2023 have substantially depleted our cash. Following the Merger with Old Catheter, we further reduced staff and other costs while assuming the operating costs of Old Catheter. We will continue to monitor our operating costs and seek to reduce our current liabilities. Such actions may impair our ability to proceed with certain strategic activities. As of March 31, 2024, we had $1.5 million of cash and cash equivalents. We believe that this amount will not be sufficient to fund our operations through the end of May 2025. Because expected revenues are not adequate to fund our planned expenditures and anticipated operating costs beyond such point, we are currently evaluating potential means of raising cash through future capital transactions and/or bridge loans. If we are unable to do so, we will be required to reduce our spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that we will be successful in doing so. Accordingly, we will likely be required to raise additional cash through debt or equity transactions and/or bridge loans to continue our operations, and if we are unable to do so, we will be required to suspend a portion or all of our operations. We may not be able to secure financing in a timely manner or on favorable terms, if at all.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the unaudited condensed consolidated financial statements for the quarter ended March 31, 2024 are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows for the Three Months Ended March 31, 2024 and 2023 ($ in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(1,942)	$(12,053)
Investing activities	(22)	(22)
Financing activities	(110)	8,434
Net change in cash and cash equivalents	$(2,074)	$(3,641)

Net Cash Used in Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities of $1.9 million consisted of a net loss of $2.6 million, partially offset by an increase in operating assets and liabilities of $0.1 million and non-cash expenses of $0.6 million, consisting primarily of depreciation and amortization of $0.5 million and a change in fair value of royalties payable of $0.1 million.

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

Net Cash Used in Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities of $22 thousand consisted of purchases of property and equipment.

During the three months ended March 31, 2023, net cash used in investing activities of $22 thousand consisted of purchases of property and equipment of approximately $37 thousand, offset by proceeds from cash acquired as part of business combination of approximately $15 thousand.

Net Cash (Used in)/Provided by Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities of $0.1 million primarily consisting of payments on notes payable.

During the three months ended March 31, 2023, net cash provided by financing activities of $8.4 million, consisted of cash proceeds from the private placement of $8.0 million, proceeds from issuance of common stock and warrants of $0.2 million and proceeds from the exercise of warrants of $1.3 million, offset by the payment of offering costs of $0.6 million, the payment of costs related to exercise of warrants $0.2 million and the payment of convertible promissory notes of $0.3 million.

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

Management’s discussion and analysis of the Company's financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We regularly evaluate estimates and assumptions related to business combinations, including the determination of the purchase price and related allocations to the fair value of assets acquired and liabilities assumed, provisions for legal contingencies, income taxes, deferred income tax, asset valuation allowances, valuation of warrant liabilities, share based compensation and revenues. Our estimates are based on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

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

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. These amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on our consolidated financial statements and disclosures.

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

Effective January 1, 2023, repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. There was no impact to our financial condition or results of operations in 2023 or for the three months ended March 31, 2024 as a result of the excise tax.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman of the Board and Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2024. Our objective in designing our disclosure controls and procedures is that they provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, due to the existence of the material weaknesses found in our internal controls over financial reporting described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.  As disclosed in our Form 10-K for the year ended December 31, 2023, for the reasons set forth therein, our Chief Executive Officer and Interim Chief Financial Officer had previously concluded that, as of March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023 our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified material weaknesses in internal control over financial reporting related to our control environment that existed as of March 31, 2024, as described below.

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

Notwithstanding the identified material weaknesses, management believes that the Financial Statements and related financial information included in this Quarterly Report and in its Quarterly and Annual Reports filed during and with respect to the year ended December 31, 2023 fairly present, in all material respects, our balance sheets, statements of operations, shareholders’ equity and cash flows as of and for the periods presented.

Remediation Plan

Management is in the process of developing a remediation plan and believes significant progress has been made, including the following remediation items:

1. Segregation of duties –All payroll items are now reviewed by our Interim Chief Financial Officer prior to processing the payroll. Invoices are entered by one clerk and checks cut by another, after approval from the Interim CFO authorizing which invoices to pay. Checks are signed by the Chief Executive Officer. Wires are entered by one clerk and approval is required by the Interim Chief Financial Officer. Addition of a permanent Chief Financial Officer would strength the reviews/controls already in place and a search is currently in process.

2. Lack of designed and operating review controls with respect to oversight of the financial reporting process – A third party contractor prepares the financial reports and they are reviewed and approved by management prior to inclusion in any filings. Addition of a permanent Chief Financial Officer will create an additional layer of review.

3. Errors with respect to the review of work performed by service providers – work performed by service providers is reviewed and any errors identified are sent back to service provider for resolution before being incorporated into the company’s financial reports.

4. Errors in connection with accounting for the royalty obligations acquired in the merger with Old Catheter – the first royalty calculations did not include the royalty for LockeT inventor. Any new contracts are now reviewed by the Interim Chief Financial Officer for any assets or liabilities that would need to be recorded.

5. Use of an incorrect discount rate in calculating the fair value of the royalty obligation – Calculations are reviewed by management to ensure inputs are reasonable prior to incorporating the calculations into the Company’s financial reports.

6. Timing of revenue recognition – Revenue is recognized when product is delivered to the customer. We have implemented a tracking spreadsheet for all shipments which contains delivery date, and invoicing/recognition of revenue is then dated to match the delivery date. This is reviewed at month end by the Interim Chief Financial Officer to ensure revenue is recognized in the proper period.

The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate.  Additional anticipated remediation measures include continuing assessment of the need to expand the Company’s current accounting and financial reporting teams to include individuals with requisite experience to meet the requirements associated with the increasing operations of a publicly traded company, establishment of policies and procedures to ensure full review and sign offs with respect to the inputs sent to third-party service providers as well as the reports and documentation upon the completion of their work prior to any adjustments being made to the financial statements, establishment of  policies and procedures related to the review of all contracts the Company enters into to ensure any terms or conditions are evaluated for any accounting required or accounting treatment or disclosure, and establishment of policies and procedures to review the inputs to royalties payable and other fair value calculations as well as the outputs impacting the balance at each reporting period.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2023 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported.

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

**

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

CATHETER PRECISION, INC. (Registrant)

Date: May 6, 2024	By;	/s/ David A. Jenkins
David A. Jenkins Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2024	By:	/s/ Margrit Thomassen
Margrit Thomassen
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

