Form 10-Q
period 2024-06-30
Catheter Precision, Inc.
filed 2024-08-14
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of the close of business on August 9, 2024, the registrant had 988,752 shares of common stock, par value $0.0001 per share, outstanding.

CATHETER PRECISION, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATHETER PRECISION, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16	$3,565
Accounts receivable	105	137
Inventories	63	44
Prepaid expenses and other current assets	204	415
Total current assets	388	4,161
Property and equipment, net	111	70
Lease right-of-use assets	149	179
Intangible assets, net	25,296	26,318
Deferred financing costs	309	—
Other non-current assets	8	8
TOTAL ASSETS	$26,261	$30,736
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$827	$464
Accrued expenses	1,734	1,733
Notes payable	—	184
Notes payable due to related parties	650	—
Interest payable to related parties	4	—
Current portion of royalties payable	7	—
Current portion of operating lease liabilities	96	91
Total current liabilities	3,318	2,472
Royalties payable	8,564	6,974
Operating lease liabilities	62	97
Total liabilities	11,944	9,543
Commitments and contingencies (see Note 17)
Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.0001 par value, 7,203 shares designated; 3,703 and 4,578 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Series X Convertible Preferred Stock, $0.0001 par value, 15,404 shares designated; 12,656 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 30,000,000 shares authorized; 757,340 and 702,662 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	296,921	296,902
Accumulated deficit	(282,604)	(275,709)
Total stockholders' equity	14,317	21,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,261	$30,736

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Operations

(in thousands, except shares and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$93	$96	$175	$181
Cost of revenues	16	7	21	17
Gross profit	77	89	154	164
Operating expenses
Loss on impairment of goodwill	—	4,848	—	60,934
Selling, general and administrative	2,713	1,415	5,369	11,648
Research and development	81	134	118	374
Total operating expenses	2,794	6,397	5,487	72,956
Operating loss	(2,717)	(6,308)	(5,333)	(72,792)
Other income (expense), net
Interest income	2	119	32	188
Other income (expense), net	(1)	(4)	(4)	11
Change in fair value of royalties payable	(1,504)	4,617	(1,590)	4,617
Total other income (expense), net	(1,503)	4,732	(1,562)	4,816
Net loss	$(4,220)	$(1,576)	$(6,895)	$(67,976)
Deemed dividend - warrant inducement offer	—	—	—	(800)
Net loss attributable to common stockholders	$(4,220)	$(1,576)	$(6,895)	$(68,776)
Net loss per share attributable to common stockholders, basic and diluted	$(5.57)	$(2.94)	$(9.19)	$(169.70)
Weighted average common shares used in computing net loss per share, basic and diluted	757,340	536,438	750,130	405,270

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	4,578	$—	12,656	$—	702,662	$—	$296,902	$(275,709)	$21,193
Stock-based compensation	—	—	—	—	—	—	6	—	6
Conversion of Series A Convertible Preferred Stock	(875)	—	—	—	54,678	—	—	—	—
Net loss	—	—	—	—	—	—	—	(2,675)	(2,675)
Balance at March 31, 2024	3,703	—	12,656	—	757,340	—	296,908	(278,384)	18,524
Stock-based compensation	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	(4,220)	(4,220)
Balance at June 30, 2024	3,703	$—	12,656	$—	757,340	$—	$296,921	$(282,604)	$14,317

	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	—	$—	216,127	$—	$214,397	$(205,137)	$9,260
Common stock issued upon the exercise of options	—	—	—	—	30,175	—	179	—	179
Restricted stock awards cancelled or vested	—	—	—	—	(36)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,394	—	1,394
Issuance of Series X Convertible Preferred Stock in merger	—	—	14,650	—	—	—	82,925	—	82,925
Conversion of Series X Convertible Preferred Stock	—	—	(1,975)	—	197,491	—	—	—	—
Issuance of Series A Convertible Preferred Stock in connection with private placement, net	7,203	—	—	—	49,791	—	7,360	—	7,360
Warrants exercised (see Note 13)	—	—	—	—	33,161	—	1,145	—	1,145
Deemed dividend - warrant inducement offer	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(66,400)	(66,400)
Balance at March 31, 2023	7,203	—	12,675	—	526,709	—	307,400	(271,537)	35,863
Common stock issued upon the exercise of options	—	—	—	—	10,058	—	59	—	59
Adjustment of fair value of Series X Convertible Preferred Stock in merger	—	—	—	—	—	—	(10,381)	—	(10,381)
Adjustment of fair value of Stock-based compensation related to merger	—	—	—	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	—	—	—	(1,576)	(1,576)
Balance at June 30, 2023	7,203	$—	12,675	$—	536,767	$—	$296,904	$(273,113)	$23,791

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,895)	$(67,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	—	60,934
Depreciation and amortization	1,048	1,038
Stock-based compensation	19	1,220
Change in fair value of royalties payable	1,590	(4,617)
Changes in operating assets and liabilities:
Accounts receivable	32	(48)
Inventories	(19)	(7)
Prepaid expenses and other assets	211	680
Lease right-of-use assets and lease liabilities	—	4
Current portion of royalties payable	7	—
Accounts payable	363	(921)
Accrued expenses	1	(7,009)
Accrued interest - related parties	4	(198)
Net cash used in operating activities	(3,639)	(16,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(67)	(57)
Cash acquired as part of business combination	—	15
Net cash used in investing activities	(67)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	—	238
Proceeds from notes payable due to related parties	650	—
Payments on note payable	(184)	—
Payments on deferred financing costs	(309)	-
Proceeds from exercise of warrants	—	1,326
Payments of costs related to exercise of warrants	—	(181)
Payments of convertible promissory notes	—	(250)
Proceeds from the private placement of securities	—	8,000
Payments of offering costs related to the private placement of securities	—	(640)
Net cash provided by financing activities	157	8,493
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,549)	(8,449)
CASH AND CASH EQUIVALENTS, beginning of period	3,565	15,859
CASH AND CASH EQUIVALENTS, end of period	$16	$7,410
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash consideration for Catheter acquisition	$—	$72,544
Cash payments for interest	$4	$198

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Note 1. Organization and Nature of Operations

The Company

Catheter Precision, Inc. ("Catheter" or the "Company or "Legacy RA Medical") was incorporated in California on September 4, 2002, and reincorporated in Delaware in July 2018. Catheter was initially formed to develop, commercialize and market its advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases.

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

Prior to the Merger, Catheter developed an advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases designed to be used as a tool in the treatment of Peripheral Artery Disease which commonly occurs in the legs. After the Merger and looking forward, this legacy Destruction of Arteriosclerotic Blockages by laser Radiation Ablation laser and single-use catheter, together referred to as "DABRA", and related assets were no longer used, the Company ceased operations and marketing with respect to DABRA, and Catheter’s legacy lines of business were discontinued. Instead, the Company has shifted the focus of its operations to Old Catheter’s product lines. Accordingly, the Company’s current activities primarily relate to Old Catheter’s historical business which comprises the design, manufacture and sale of new and innovative medical technologies focused in the field of cardiac electrophysiology, or EP.

One of the Company’s two primary products is the VIVO System, which is an acronym for View into Ventricular Onset (“VIVO” or “VIVO System”). VIVO is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to EP procedures. The VIVO System is commercially available in the European Union and has been placed at several hospitals in Europe. United States Food and Drug Administration ("FDA") 510(k) clearance was received and the Company began a limited commercial release of VIVO in 2021 in the United States.

The Company’s newest product, LockeT, is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure and is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently. In addition, LockeT is a sterile, Class I product that was registered with the FDA in February 2023, at which time initial shipments began to distributors. Clinical studies for LockeT began during the year ended December 31, 2023. These studies are planned to show the product’s effectiveness and benefits, including faster wound closure, earlier ambulation, potentially leading to early hospital discharge, and cost benefits. This information is intended to provide crucial data for marketing.

The Company’s product portfolio also includes the Amigo® Remote Catheter System (the "AMIGO" or "AMIGO System"), a robotic arm that serves as a catheter control device. Prior to 2018, Old Catheter marketed Amigo. The Company owns the intellectual property related to Amigo, and this product is under consideration for future research and development of a generation 2 product.

Reverse Stock Split

On July 3, 2024, at the annual meeting of stockholders of the Company, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Amendment”) which included a decrease in the authorized common stock and authorization for the Board, in its discretion, to effect a reverse stock split within specified parameters.  The Amendment was effective July 15, 2024, reducing the authorized common stock to 30 million shares and effecting a reverse stock split in which each ten (10) shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time automatically combined into one (1) validly issued, fully paid and non-assessable share of common stock, par value $0.0001 per share.

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive a fractional share were entitled to receive their pro rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the reverse stock split (reduced by any customary brokerage fees, commissions and other expenses). The financial statements have been retrospectively adjusted to reflect the Reverse Stock Split of the Company’s common stock for all periods presented.

Going Concern

As of June 30, 2024, the Company had cash and cash equivalents of approximately $16 thousand. For the six months ended June 30, 2024, the Company used $3.6 million in cash for operating activities. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of June 30, 2024, the Company had an accumulated deficit of approximately $282.6 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company invests in its commercial capabilities. These negative cash flows and additional costs associated with the Merger paid during the year ended December 31, 2023, have substantially depleted the Company’s cash. Following the Merger with Old Catheter, management further reduced costs while assuming the operating costs of Old Catheter. Management will continue to monitor its operating costs and seek to reduce its current liabilities. Such actions may impair its ability to proceed with certain strategic activities. As of June 30, 2024, the Company had $16 thousand of cash and cash equivalents. This amount will not be sufficient to fund the Company's operations through the end of August 2025. Because expected revenues are not adequate to fund planned expenditures and anticipated operating costs beyond such point, the Company has obtained an additional $850 thousand in bridge loans subsequent to June 30, 2024 and is currently evaluating potential means of raising cash through future capital transactions and additional bridge loans. If unable to do so, the Company will be required to reduce its spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company will likely be required to raise additional cash through debt or equity transactions and bridge loans to continue operations. It may not be able to secure financing in a timely manner or on favorable terms, if at all.

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

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent short-term, highly liquid investments with maturities of 90 days or less at the date of purchase. Credit risk related to cash and cash equivalents is based on the creditworthiness of the financial institutions at which these funds are held. The Company has cash balances at financial institutions which from time to time may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. To reduce its risk associated with the failure of any such financial institution, the Company evaluates the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the Federal Deposit Insurance Corporation protection limits.

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

The Company had three and five customers that represented 92% and 88%, of the Company's consolidated revenue for the three and six  months ended June 30, 2024, respectively; and three and four customers that represented 76% and 84% of the Company's consolidated revenue for the three and six months ended June 30, 2023, respectively.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Segment Reporting

The Company operates in one business segment, which is the marketing, sales and development of medical technologies focused in the field of cardiac electrophysiology.

Cash and Cash Equivalents

Cash equivalents primarily represent funds invested in readily available checking and money market accounts. The Company did not maintain deposits in financial institutions in excess of federally insured limits of $250,000 at June 30, 2024.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments:

	Fair value at June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual Fund	$—	$—	$—	$—
Money Market fund	1	1	—	—
Total assets	$1	$1	$—	$—

Liabilities
Royalties payable	$8,571	$—	$—	$8,571
Total liabilities	$8,571	$—	$—	$8,571

	Fair value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual Fund	$3,397	$3,397	$—	$—
Money Market fund	10	10	—	—
Total assets	$3,407	$3,407	$—	$—

Liabilities
Royalties payable	$6,974	$—	$—	$6,974
Total liabilities	$6,974	$—	$—	$6,974

Accounts Receivable and Allowances for Credit Losses

Under the Current Expected Credit Loss (“CECL”) impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on three portfolio segments:  Hospitals – United States, Hospitals – Europe, and Distributors.  The determination of portfolio segments is based primarily on the customers’ industry and geographical location.

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

As of June 30, 2024 and December 31, 2023 there is no reserve for expected credit losses within accounts receivable.

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

The recurring negative cash flows and losses from operating activities indicates a triggering event.  The Company assesses its long-lived assets for impairment. To determine whether the carrying amount of the long-lived asset group is recoverable, the Company determined the estimated future cash flows of the group for a period consistent with that of the primary assets of the group. The sum of the undiscounted cash flows was then compared to the carrying amount of the long-lived assets, as of June 30, 2024. The Company concluded there was no impairment as of June 30, 2024.

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

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using a combination of an income and market approach. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgment. Pursuant to ASU 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. There were impairment charges of $4.8 and $60.9 million  recognized during the three and six months ended June 30, 2023, see Note 3, Business Combination and Note 7, Goodwill, for additional details. As of December 31, 2023, goodwill was fully impaired.

Royalties Payable

The Company is obligated to pay royalties under various royalty agreements Old Catheter had entered into. On January 9, 2023, prior to the consummation of the Merger, Old Catheter entered in an agreement with its Convertible Promissory Noteholders (“Noteholders”), which substantially consisted of amounts due to David A. Jenkins, previously Old Catheter's Chairman of the Board of Directors prior to the Merger, and, currently, the Company’s Executive Chairman of the Board of Directors and Chief Executive Officer, to forgive all accrued interest and future interest expense in exchange for a future royalty right. The Company will pay to the Noteholders a total royalty equal to approximately 12% of net sales of LockeT, commencing upon the first commercial sale, through December 31, 2035 (see Note 10, Royalties Payable).

Catheter recognizes a liability for future payments to the Noteholders pursuant to the Royalty Right at fair value (the “Royalty Payable”). The value of the Royalty Payable is an estimate, as future sales of the LockeT product are unknown, and is calculated as Management’s projected sales for LockeT through the end of 2035, multiplied by the royalty rate of 11.82%, then discounting that amount back to present value.

At each reporting date, the fair value of the Royalty Payable is re-measured in connection with any changes to Management’s projections as a change in estimate.

Product Warranty

The Company’s current products are warrantied against defects in material and workmanship when properly used for their intended purpose and properly maintained.

Warranty expenses are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Changes in estimates to previously established warranty accruals resulted from current period updates to assumptions regarding repair and product recall costs and are included in current period warranty expense. As of June 30, 2024 and December 31, 2023, there was no accrued warranty balance.

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

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheets. The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

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

The Company measures revenue based upon the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation. Under ASC 606, revenue is recognized when a customer obtains control of promised goods. To achieve this core principle, the Company applies the following five steps:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

One of the Company’s two primary products in 2024 is the VIVO System. The VIVO System offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. In addition to the VIVO System, customers are provided with VIVO Positioning Patch Sets, which are custom patches, that are used in conjunction with the VIVO System to complete the intended output of the VIVO System. The delivery of the VIVO System, including the VIVO Positioning Patch Sets represents the Company’s primary performance obligation. The Company recognizes revenue upon the delivery of the VIVO system. The Company also provides customers with the option to pay for software upgrades in advance at the time of the contract's inception. Software upgrades are stand-ready services, whereby the Company will provide software upgrade services to the customer when and as upgrades are available. Terms of the period covered by the payment of software upgrades in advance can range from one year to multiple years. Customers have the option to renew terms covered by software upgrades at the end of each term. The stand-ready software upgrades represent the Company's second separate performance obligation and revenue is recognized over the term of the period.

The Company invoices the customers after physical possession and control of the VIVO System is transferred to the customer and recognizes revenue upon delivery. The timing of payment for the corresponding invoices is dependent upon the credit terms identified in each contract. The Company invoices customers who pay for software upgrades in advance in conjunction with the invoice for the delivery of the VIVO System, and subsequent renewals of software upgrades are invoiced at the inception of the term. Revenue for these stand-ready services is recognized evenly over the term of the upgrade period, consistently with similar stand-ready services under ASC 606. Similar to the delivery of the VIVO System, the timing of payment for the corresponding invoices is dependent upon the credit terms identified in each contract.  The Company has elected the practical expedient to expense costs to obtain a contract, as incurred, as opposed to recognizing the cost as an asset upon occurrence. Revenue is recognized at the point in time that the product is delivered to the customer.

Disaggregation of Revenue

The following table summarizes disaggregated product sales by geographic area ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Product Sales
US	$60	$73	$67	$131
Europe	33	23	108	50
	$93	$96	$175	$181

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net product sales, while all other shipping and handling costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Advertising and Marketing

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising costs were $48 thousand and $96 thousand during the three and six months ended June 30, 2024, respectively. Advertising costs were $41 thousand and $58 thousand during the three and six months ended June 30, 2023, respectively.

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

Stock-Based Compensation

The Company records stock-based compensation expense associated with stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) issued to employees, members of the Company’s board of directors and consultants in accordance with the authoritative guidance for stock-based compensation. The Company evaluates whether an award should be classified and accounted for as a liability award or equity award for all stock-based compensation awards granted. The cost of an award of an equity instrument that is a stock option is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing valuation model (“Black-Scholes model”) which incorporates various assumptions including expected term, volatility and risk-free interest rate, and is recognized as expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the respective award. Share-based compensation for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized, and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

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

Net loss attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed dividends declared. The Company recorded a deemed dividend for the modification of existing warrants and issuance of new warrants during the three and six months ended June 30, 2023 of $0 and $0.8 million, respectively. The deemed dividend is added to the net loss in determining the net loss available to common stockholders for the six  months ended June 30, 2023. There was no deemed dividend for the three months ended June 30, 3023 or for the three and six months ended June 30, 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2025 for the annual reporting period ending December 31, 2025. The Company does not believe the impact of the new guidance and related codification improvements will have material impact to its financial position, results of operations and cash flows.

Note 3. Business Combination

On January 9, 2023, the Company completed the acquisition of Old Catheter for the purpose of acquiring Old Catheter’s existing and developing product lines based on unique electrophysiology technology.

Pursuant to the Merger Agreement, all Old Catheter common stock shares issued and outstanding and convertible promissory notes, representing an aggregate principal of $25.2 million, were converted into a right to receive 14,649.592 shares of a new class of the Company’s preferred stock, designated Series X Convertible Preferred Stock. Additionally, all outstanding stock options to purchase Old Catheter common stock were assumed and converted into options to purchase approximately 75,367 shares of the Company's common stock.

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

The fair value of the Series X Convertible Preferred Stock includes certain discounts applied to the closing stock price of the Company, on January 9, 2023, of $60.90 per share.

The following table summarizes the fair value of the consideration associated with the Merger ($ in thousands):

Description	Fair Value as of January 9, 2023
Fair value of 14,649.592 Series X convertible preferred stock issued	$69,140
Fair value of Old Catheter’s fully vested stock options	3,404
Total Purchase Price	$72,544

The Merger was accounted for as a business combination in accordance with Topic 805, and the Company has been determined to be the accounting acquirer.  The Company allocated the purchase price to the assets acquired and liabilities assumed at fair value. The purchase price allocation reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, liabilities assumed, and goodwill, which were subject to change within the measurement period as valuations were being finalized (generally one year from the acquisition date). Measurement period adjustments were recorded in the reporting period in which the estimates are finalized, and adjustment amounts were determined. During the three months ended June 30, 2023, the Company recorded measurement period adjustments based on changes to certain estimates and assumptions and their related impact to the purchase price allocation. Developed technology was revised from $35.1 million to $27.0 million; trademarks were revised from $1.7 million to $1.3 million; customer relationships were revised from $220 thousand to $62 thousand; goodwill was revised from $56.0 million to $60.9 million; and royalties payable were revised from $7.6 million to $14.2 million.

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
	$28,361

Notwithstanding the above, as described in Note 7, management determined that there were indicators of asset impairment during the period ended June 30, 2023, and assessed the carrying values of the Company’s intangible assets and goodwill. As a result, the Company recorded an impairment charge relating to goodwill of $4.8 million during the three months ended June 30, 2023, resulting in a goodwill balance of $0 as of June 30, 2023 and a total impairment charge of $60.9 million for the six months ended June 30, 2023. This amount represented the purchase price amount ascribed to goodwill.

Transaction costs incurred in connection with this business combination amounted to approximately $0 and $1.7 million during the three and six months ended June 30, 2023, respectively.

Pro Forma Financial Information

The following table represents the revenue, net loss and net loss per share effect of the acquired company, as reported on a pro forma basis as if the acquisition occurred on January 1, 2023. These pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the first day of the period presented, nor does the pro forma financial information purport to represent the results of operations for future periods. The following information for the three and six  months ended June 30, 2023 is presented in thousands except for the per share data ($ in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Revenues	$96	$184
Net loss	$(1,576)	$(68,146)
Net loss attributable to common stockholders	$(1,576)	$(68,946)
Basic and diluted net loss per share – on a pro forma basis	$(2.94)	$(168.15)

Note 4. Inventories

Inventories consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$35	$27
Finished goods	28	17
Inventories	$63	$44

There were no charges for inventory obsolescence or allowance recorded during the three and six  months ended June 30, 2024 and 2023.

Note 5. Property and Equipment

Property and equipment, net consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Machinery and equipment	$28	$16
Computer hardware and software	29	17
LockeT Animation video	29	—
VIVO DEMO/Clinical Systems	83	69
Property and equipment, gross	169	102
Accumulated depreciation	(58)	(32)
Property and equipment, net	$111	$70

Depreciation expense was $15 thousand and $26 thousand for the three and six  months ended June 30, 2024, respectively. Depreciation expense was $9 thousand and $15 thousand for the three and six  months ended June 30, 2023, respectively.

Note 6. Intangible Assets

The following table summarizes the Company’s intangible assets as of June 30, 2024 ($ in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount at January 9, 2023	Accumulated Amortization	Net Book Value at June 30, 2024
Developed technology ‐ VIVO	15	$8,244	$(825)	$7,419
Developed technology ‐ LockeT	14	18,770	(2,011)	16,759
Customer relationships	6	62	(15)	47
Trademarks/trade names ‐ VIVO	9	876	(146)	730
Trademarks/trade names ‐ LockeT	9	409	(68)	341
		$28,361	$(3,065)	$25,296

The following table summarizes the Company’s intangible assets as of December 31, 2023 ($ in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount at January 9, 2023	Accumulated Amortization	Net Book Value at December 31, 2023
Developed technology ‐ VIVO	15	$8,244	$(550)	$7,694
Developed technology ‐ LockeT	14	18,770	(1,341)	17,429
Customer relationships	6	62	(10)	52
Trademarks/trade names ‐ VIVO	9	876	(97)	779
Trademarks/trade names ‐ LockeT	9	409	(45)	364
		$28,361	$(2,043)	$26,318

The estimated future amortization expense for the next five years and thereafter is as follows ($ in thousands):

Years ending December 31,	Future Amortization Expense
Remainder of 2024	$1,021
2025	2,043
2026	2,043
2027	2,043
2028	2,043
Thereafter	16,103
Total	$25,296

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense, included within selling, general and administrative expenses, relating to the Company's intangible assets was $0.5 million and $1.0 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively.

The weighted average remaining amortization period for the Company’s intangible assets as of June 30, 2024, is 12.57 years.

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

Note 8. Accrued Expenses

Accrued expenses consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Legal expenses	$231	$102
Offering costs	1,387	1,356
Compensation and related benefits	20	43
Other accrued expenses	96	232
Accrued expenses	$1,734	$1,733

The product warranty accrual related to the voluntary recall of DABRA catheters was initiated in September 2019. The recall was closed by the FDA in July 2023 and no claims have been submitted in approximately 2 years. As such, the Company derecognized the warranty liability of $192 thousand as of December 31, 2023. As of June 30, 2024 and December 31, 2023, there is no accrued warranty balance.

Note 9. Notes Payable

Note Payable - Director & Officer Liability Insurance

The Company purchased director and officer liability insurance coverage on October 16, 2023 for $447 thousand. A down payment of $157 thousand was made and the remaining balance of $291 thousand was financed over 8 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan is 8.990%. Interest expense on this loan was $1 thousand and $4 thousand for the three and six months ended June 30, 2024, respectively. The loan balance was $184 thousand as of as December 31, 2023. The loan balance was paid off in May of 2024 and therefore there is no balance as of June 30, 2024.

8% Short Term Promissory Notes  (collectively, the “Related Party Notes”)

On May 30, 2024, David A. Jenkins, Executive Chair and Chief Executive Officer, loaned $500,000 to the Company in exchange for a short term promissory note (the "May Related Party Note").

On June 25, 2024, an entity controlled by Mr. Jenkins loaned $150,000 to the Company in exchange for a short term promissory note (the "June Related Party Note").

The Related Party Notes have a maturity date of August 30, 2024, and bear interest at the rate of 8% per annum.

The Related Party Notes and the debt evidenced thereby, including all principal and interest, accelerate and become immediately due and payable upon the occurrence of certain customary events of default, including failure to pay amounts owing when due, material breach of representations or warranties by the Company (unless waived by the holder of the Related Party Note or cured within 10 days following notice) and/or certain events involving a discontinuation of the Company’s business or certain types of proceedings involving insolvency, bankruptcy, receivership and the like.

Interest expense on the Related Party Notes was $4 thousand for the three and six months ended June 30, 2024. The balance of the Related Party Notes and accrued interest was $654 thousand as of June 30, 2024, $4 thousand of which is related to the Interest payable to related parties on the condensed consolidated balance sheets.

See Note 19, Related Parties, for additional details.

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

An additional royalty will be paid to the inventor of the LockeT device as detailed in the Royalty Agreement. In exchange for the assignment and all rights to LockeT, the Company will pay a 5% royalty on net sales up to $1.0 million in royalties, payable annually in arrears, starting with the year ending December 31, 2022. After $1.0 million has been paid, and if, and only if, a US patent is granted by the United States Patent and Trademark Office, the Company will continue to pay a royalty at a rate of 2% of net sales, until total cumulative royalties of $10.0 million have been paid. The royalty payments will apply to revenues through December 31, 2033, then will terminate regardless of whether the full $10.0 million has been paid.

The LockeT device had sales during the three and six  months ended June 30, 2024, and as such the Company owes the first royalty payment in relation to the Royalty Agreement. As of June 30, 2024, the Company owes $6 thousand in relation to LockeT sales.

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

The Company is not actively marketing and selling the AMIGO System.  There was no royalty expense recorded for the three and six  months ended June 30, 2024 and 2023 in relation to the AMIGO System. The AMIGO System royalty has been earned and payment has been deferred to a future date.

The table below represents the change in fair value of level 3 royalties payable for the six months ended June 30, 2024 and 2023 ($ in thousands). See Note 2, Summary of Significant Accounting Policies, for valuation techniques.

	2024	2023
Beginning Balance, January 1,	$6,974	$—
AMIGO royalty payable recognized in connection with the Merger	—	160
LockeT royalty payable recognized in connection with the Merger	—	14,022
Payments owed on royalties payable	7	—
Change in fair value of royalties payable	1,590	(4,617)
Ending Balance, June 30,	$8,571	$9,565

Note 11. Leases

For the three and six months ended June 30, 2024 and 2023 operating lease expense and cash paid for leases were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$28	$17	$52	$29
Cash paid for leases	$29	$21	$53	$30

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

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases, as of June 30, 2024:

Weighted average remaining lease term (in years) - operating leases	1.61
Weighted average discount rate - operating leases	8.69%

South Carolina Office Lease Agreement

On September 27, 2022, Old Catheter entered into a lease agreement for office space located in Fort Mill, South Carolina. The space is used for office and general use. The term of the lease began on October 1, 2022, is 38 months, and includes two months of free rental from the commencement date of the lease. The lease contains two separate 36 month renewal periods, which require 180 days' notice of the Company's intention to exercise. As of the date of these condensed consolidated financial statements, the Company does not intend to exercise either of the two extension options. Total rent is $3,435 per month for the first ten months following the two months of free rent, with annual increases on the anniversary of the effective date. The Company has adopted the practical expedient under Topic 842, which permits the Company to account for each separate lease component of a contract and its associated non-lease components as a single lease payment. As a result, beginning at lease inception on October 1, 2022, the Company recognized both the lease payments and associated common area maintenance payments as a single lease payment. The Company estimated an incremental borrowing rate of 11.09% for this lease agreement.

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

Future lease payments for all lease obligations for the following five fiscal years and thereafter are as follows ($ in thousands):

Years ending December 31:	Operating Lease
Remainder of 2024	$49
2025	96
2026	14
Total minimum lease payments	159
Less effects of discounting	(1)
Present value of future minimum lease payments	$158

Lease right-of-use assets and lease liabilities for the Company's operating leases were recorded in the condensed consolidated balance sheets as follows ($ in thousands):

	June 30,	December 31,
	2024	2023
Assets
Lease right-of-use assets	$149	$179
Total lease assets	$149	$179

Liabilities
Current liabilities:
Lease liabilities - current portion	$96	$91
Non-current liabilities:
Lease liabilities - net of current portion	62	97
Total lease liabilities	$158	$188

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

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at June 30, 2024, consisted of Series A convertible preferred stock of 231,412 shares, Series X Convertible Preferred Stock of 1,265,601 shares, warrants of 1,104,218, stock options of 91,456, and no restricted stock awards or restricted stock units.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at June 30, 2023, consisted of Series A convertible preferred stock of 450,123 shares, Series X convertible preferred stock of 1,267,469 shares, warrants of 1,104,217, stock options of 21,531, and restricted stock units of 2.

Net loss attributable to common stockholders for the six months ended June 30, 2023, consists of net loss, as adjusted for deemed dividends. The Company recorded a deemed dividend for the modification of existing warrants and issuance of the Series E warrants (see Note 13, Equity Offerings) of $0.8 million, during the six  months ended June 30, 2023.

Note 13. Equity Offerings

Warrant Inducement Offer

On January 9, 2023, the Company reduced the exercise price of certain existing warrants (the "Existing Warrants"), exercisable for 33,161 shares of the Company’s common stock held by a certain investor (the “Investor”), with exercise prices ranging from $140.00 to $5,265 per share to $40.00 per share (the "2023 Warrant Repricing"). In connection with the 2023 Warrant Repricing, the Company entered into a warrant inducement offer letter (the "2023 Inducement Letter"), with the Investor pursuant to which it would exercise up to all of the 33,161 Existing Warrants (the "Inducement Offer"). In consideration for exercising the Existing Warrants pursuant to the terms of the 2023 Inducement Letter, the Company received approximately $1.3 million in gross proceeds. The Company paid the placement agent aggregate cash fees of approximately $0.2 million related to the Inducement Offer which represented 8.0% of the gross proceeds received from the Inducement Offer plus other offering costs resulting in net proceeds to the Company of $1.1 million. In consideration for exercising the Existing Warrants pursuant to the terms of the 2023 Inducement Letter, the Company issued the Investor a new Series E common stock purchase warrant, or Series E Warrant (the "Series E Warrant"), to purchase 33,161 shares of common stock at an exercise price of $40.00 per share. The Series E Warrant is exercisable for five years from the date of stockholder approval. Exercise of the Series E Warrant in full was subject to approval of the Company's stockholders other than the Investor, which was obtained at a special meeting of the Company's stockholders held on March 21, 2023 (the "Stockholders' Meeting"). The incremental fair value of the repriced warrants amounted to $0.3 million and the fair value of Series E warrant totaled $1.9 million.  The relative fair value of such amounts were recorded to additional paid-in capital concurrent with the exercise of the Existing Warrants.

As a result of the 2023 Warrant Repricing and Inducement Offer, the Company presented a deemed dividend for the modification of Existing Warrants and issuance of the Series E Warrants of $0 and $0.8 million during the three and six months ended June 30, 2023, respectively. The deemed dividend was included in net loss attributable to common stockholders in the calculation of net loss per share in the unaudited consolidated condensed statements of operations.

The warrants, other than the Series E Warrants which are presented in a separate table below, were valued on the date of the 2023 Warrant Repricing using the Black-Scholes model based on the following assumptions:

	5/22/2020 Raise	8/3/2020 Raise	Series B	Series C
Risk-free interest rate	4.06%	4.06%	3.60%	3.66%
Volatility	135.35%	132.55%	115.42%	127.65%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	2.4	2.6	6.5	4.5

The Series E warrants were also valued on the date of the 2023 Warrant Repricing at approximately $1.9 million using the Black-Scholes model based on the following assumptions:

Risk-free interest rate	3.66%
Volatility	124.07%
Expected dividend yield	0.00%
Expected life (in years)	5.0

Private Placement

On January 9, 2023, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) for a private placement (“Private Placement”), with the Investor. Pursuant to the Securities Purchase Agreement, the Investor agreed to purchase, for an aggregate purchase price of approximately $8.0 million, (a) Class A units at a price that was the lower of $3.00 per unit and 90% of the 5 day volume weighted average price of the Company’s common stock immediately prior to obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants (as each are defined below), without adjusting such price for the reverse stock split, each consisting of one tenth of one share of common stock, one tenth of one Series F common stock purchase warrant, or Series F Warrant, and one tenth of one Series G common stock purchase warrant, or Series G Warrant, and together with the Series F Warrants (the “PIPE Warrants”) and (b) Class B units at a price of $1,000 per unit, each consisting of one share of a new series of the Company’s preferred stock, designated as Series A Convertible Preferred Stock (the “PIPE Preferred Stock”), par value $0.0001, and one tenth of one Series F Warrant and one tenth of one Series G Warrant for each one-tenth of one share of the Company’s common stock underlying the PIPE Preferred Stock (each share of which is convertible into a number of shares of the Company’s common stock equal to $1,000 divided by the lower of $30.00 and 90% of the 5 day volume weighted average closing price, multiplied by ten in order to reflect the impact of the reverse stock split of the Company’s common stock immediately prior to the obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants, or the Preferred Conversion Rate). The closing under the Securities Purchase Agreement and the sale and issuance of the Class A units and Class B units (and the issuance of any underlying common stock) were approved at the Stockholders’ Meeting. At the closing of the Private Placement, the Company issued 497,908 Class A units for proceeds of approximately $0.9 million and 7,203 Class B units for proceeds of approximately $7.1 million which contained preferred shares that were convertible into up to 450,123 shares of common stock, as well as the issuance of warrants described below.

The PIPE Warrants, including Series F warrants and Series G warrants, are exercisable at an exercise price of $30.00 per share, subject to adjustments as provided under the terms of the PIPE Warrants. The PIPE Warrants are exercisable at any time on or after the closing date of the Private Placement until the expiration thereof, except that the PIPE Warrants cannot be exercised if, after giving effect thereto, the purchaser would beneficially own more than 4.99%, or the Maximum Percentage, of the outstanding shares of common stock of the Company, which Maximum Percentage may be increased or decreased by the purchaser with written notice to the Company to any other percentage specified not in excess of 9.99%. The Series F Warrants have a term of two years from the date of stockholder approval, and the Series G Warrants have a term of six years from the date of stockholder approval. The Series F Warrants and Series G Warrants were approved at the Stockholders’ Meeting.

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

Placement Fees

In connection with offerings completed by the Company in 2022, (the "2022 Offerings"), the Company entered into an agreement with a placement agent that, subject to satisfaction of the requirements contained therein, called for a placement fee payable based on capital raised from certain investors for a definitive time following the expiration of the agreement. The accrued placement fee of approximately $1.4 million related to the 2022 Offerings is included in accrued expenses in the consolidated balance sheets as of June 30, 2024. Additionally, the agreement called for the issuance of warrants with the following terms:

Number of shares	Exercise Price	Expiration
3,300	$312.50	5 years
3,100	$175.00	5 years

The warrants were valued on the date of the 2022 Offerings using the Black-Scholes model based on the following assumptions:

Value ( $ in millions)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Term (years)
$0.4	93.25%	1.81%	0%	5.0
$0.2	96.70%	2.87%	0%	5.0

The warrants have not been issued by the Company as of June 30, 2024.

Warrants

The following table presents the number of common stock warrants outstanding:

Warrants outstanding, December 31, 2022	115,070
Issued	1,032,979
Exercised	(33,161)
Expired	(10,671)
Warrants outstanding, December 31, 2023	1,104,217
Issued	—
Exercised	—
Expired	—
Warrants outstanding, June 30, 2024	1,104,217

During the three and six  months ended June 30, 2024, no warrants were issued, exercised, or expired.

The following table presents the number and type of common stock warrants outstanding, their exercise price, and expiration dates as of June 30,  2024:

Warrant Type	Warrants Outstanding	Exercise Price	Expiration Date
May 2020 Warrants	1,275	$5,625.00	5/20/2025
May 2020 Placement Agent Warrants	124	$7,031.25	5/20/2025
August 2020 Warrants	1,943	$4,375.00	8/3/2025
August 2020 Placement Agent Warrants	192	$5,468.75	7/30/2025
August 2021 Pharos Banker Warrants	148	$1,495.00	8/16/2026
February 2022 Series B Warrants	39,153	$140.00	2/4/2029
July 2022 Series C Warrants	28,403	$140.00	7/22/2027
January 2023 Series E Warrants	33,161	$40.00	3/21/2028
March 2023 Series F Warrants	499,909	$30.00	3/21/2025
March 2023 Series G Warrants	499,909	$30.00	3/21/2029
	1,104,217

As of June 30, 2024, the warrants issued by the Company had a weighted average exercise price of $53.07.

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

Series X Convertible Preferred Stock has no voting rights prior to the conversion into common stock. While there are generally no voting rights of the Series X Convertible Preferred Stock, there are protective rights regarding the sales of the company, change of control, etc. No currently outstanding share of Series X Preferred may convert into common stock until on or after July 9, 2024, and then, only if the Company’s common stock has been delisted from the NYSE American or has been approved for initial listing on the NYSE  American or another stock exchange, at a rate of 100 shares of common stock for each share of Series X Convertible Preferred Stock.

Upon consummation of the Merger, each holder of Old Catheter convertible promissory notes received, in exchange for discharge of the principal of his or its Notes, a number of shares of the Company's Series X Convertible Preferred Stock representing a potential right to convert into the Company's common stock in an amount equal to one common share for each $32.00 of principal amount.

On March 21, 2023, the Company held the Stockholders' Meeting, at which the stockholders approved, among other things, the issuance of 199,359 shares of common stock upon the conversion of 1,993.581 of Series X Convertible Preferred Stock which were issued upon the closing of the Merger, see Note 3, Business Combination. On March 23, 2023, the Company issued 197,491 shares of common stock upon the conversion of 1,974.905 of Series X Convertible Preferred Stock. On October 24, 2023, the remaining 1,868 shares of common stock were issued upon the conversion of 18.676 shares of Series X Convertible Preferred Stock. The remaining 12,656.011 shares of Series X Convertible Preferred Stock are expected to remain outstanding until the Company meets the initial listing standards of the NYSE American or another national securities exchange or is delisted from the NYSE American, at which time they will convert into common stock.

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

The following conversions of Series A Convertible Preferred Stock occurred subsequent to the issuance and prior to June 30, 2024:

Date of Conversion	Series A Shares Converted	Common Shares Issued
July 5, 2023	1,750	109,355
July 24, 2023	875	54,678
January 24, 2024	875	54,678

Each share of Series A Convertible Preferred Stock is convertible into approximately 62.5 shares of common stock. The common stock was issued pursuant to the exemption contained in Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), which applies to transactions in which a security is exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.  The shares issued have been registered for resale on an effective registration statement on Form S-1.

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

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”) which permitted eligible employees to purchase the Company’s common stock at a discount through payroll deductions during defined offering periods. Eligible employees could elect to withhold up to 15% of their base earnings to purchase shares of the Company’s common stock at a price equal to 85% of the fair market value on the first day of the offering period or the purchase date, whichever was lower. The number of shares of common stock reserved for issuance under the ESPP automatically increased on January 1 of each fiscal year by the lesser of (1) 23 shares, (2) 1.25% of the total number of shares outstanding on December 31 of the preceding fiscal year, or (3) such other amount as the Company’s board of directors may determine.

The Company paused the ESPP in May 2022 and in April 2024, the Company formally terminated the ESPP. For the three and six months ended June 30, 2024 and 2023, no cash was received from the exercise of purchase rights under the ESPP in each respective period.

As of June 30, 2024, the Company had issued 95 shares of common stock since inception of the ESPP, and no shares were reserved for future issuance.

As of December 31, 2023, the Company had issued 95 shares of common stock since inception of the ESPP, and 2 shares were reserved for future issuance.

Upon termination of the ESPP in April 2024, the reserved shares were released back to the authorized pool.

2020 Inducement Equity Incentive Plan

In March 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) for the purpose of attracting, retaining and incentivizing employees in furtherance of the Company’s success. The 2020 Plan was adopted without stockholder approval pursuant to Rule 303A.08 of the New York Stock Exchange. The 2020 Plan is used to offer equity awards as material inducements for new employees to join the Company. Upon adoption of the 2020 Plan, 64 shares of common stock were reserved for the granting of inducement stock options, restricted stock awards, restricted stock units and other forms of equity awards. As of June 30, 2024 and December 31, 2023, zero and 54 shares of common stock were reserved for future issuance under the 2020 Plan. In April 2024, the Company terminated the 2020 Plan at which time the reserved shares were released back to the authorized pool.

Stock Options Assumed in Merger (See Note 3, Business Combination)

At the closing of the Merger, each outstanding option to purchase Old Catheter common stock that had not previously been exercised prior to the closing of the Merger was assumed and converted into options to purchase 75,365 shares of the Company’s common stock (“Replacement Options”). Additionally, no Old Catheter options were amended in connection with the Merger. All the Replacement Options vested in accordance with the original terms of the grants in place at the time of the Merger. As a result, $3.4 million of purchase price consideration, which represented the estimated fair value of Old Catheter’s assumed stock options, and $1.1 million of stock-based compensation expense, which represents the excess of the estimated fair value of the Replacement Options over the assumed Old Catheter stock options, were recognized upon the closing of the Merger.

2023 Equity Incentive Plan

In July 2023, the Company’s stockholders approved, the 2023 Plan, as defined above, which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. Stock options granted under the 2023 Plan to employees and consultants generally will vest annually over a five-year period or as determined by the Board’s Compensation Committee, while grants to non-employee directors generally vest quarterly over a three-year period.  As of June 30, 2024 and December 31, 2023, 9,653 and 50,186 shares of common stock were reserved for future issuance pursuant to the 2023 Plan. The number of shares available for issuance under the 2023 Plan also includes a quarterly increase commencing on September 1, 2023 by an amount equal to the lesser of (i) 10% of the number equal to the number of shares of common stock outstanding on the applicable adjustment date less the number of shares of common stock outstanding at the beginning of the fiscal quarter immediately preceding the adjustment date, but if such number is a negative number, then the increase will be zero; or (ii) such lesser number of shares as may be determined by the Board.

On January 8, 2024, the Board approved the issuance of a total of 28,500 non-qualified stock options under the 2023 Plan. 7,500 of these non-qualified options were issued to non-employee directors that vest at 8 1/3% per quarter for 3 years with an exercise price of $4.00 and expiration date of January 8, 2034. The remaining 21,000 non-qualified options were issued to employees and consultants and vest at 20% per year for 5 years with an exercise price of $4.00 and expiration date of January 8, 2034.

On February 26, 2024, the Board approved the issuance of a total of 15,000 incentive stock options under the 2023 Plan. All options were issued to employees and vest at 20% per year for 5 years with an exercise price of $4.20 and expiration date of February 26, 2034.

On April 24, 2024, the Board approved the issuance of a total of 12,500 incentive stock options under the 2023 Plan.  All options were issued to employees and vest at 20% per year for 5 years with an exercise price of $4.60 and expiration date of April 24, 2034.

The 2023 Plan options issued during the six months ended June 30, 2024 were valued at approximately $227 thousand using the Black-Scholes model based on the following assumptions on the date of issue:

	Non-Employee Director Options Issued January 8, 2024	Employee Options Issued January 8, 2024	Employee Options Issued February 26, 2024	Employee Options Issued April 24, 2024
Risk-free interest rate	4.01%	4.01%	4.28%	4.65%
Volatility	175.36%	175.36%	178.14%	211.61%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	6.5	6.5	6.5	6.5

Non-Plan Options Issued

On April 24, 2024, the Board approved the issuance of a total of 25,000 Non-Plan Options as an employment incentive for the position of Chief Commercial Officer. The options were issued on May 1, 2024, the first day of employment and vest at 20% per year for 5 years with an exercise price of $5.321 and an expiration date of May 1, 2034.

The non-plan options issued during the quarter ended June 30, 2024 were valued at approximately $131 thousand using the Black-Scholes model based on the following assumptions on the date of issue:

Non-Plan Options Issued May 1, 2024
Risk-free interest rate	4.63%
Volatility	211.61%
Expected dividend yield	0%
Expected life (in years)	6.5

The following is a summary of stock option activity for the six  months ended June 30, 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	21,465	$64.71	6.38	$—
Options exercised	—	$—	—	—
Options granted	81,000	$4.54	—	—
Canceled/forfeited	(11,005)	$4.17	—	—
Outstanding at June 30, 2024	91,460	$18.70	8.72	$87,825.12
Vested and expected to vest at June 30, 2024	91,460	$18.70	8.72	$87,825.12
Exercisable at June 30, 2024	21,084	$65.71	5.38	$1,156.08

Restricted Stock Units

All restricted stock units have been forfeited or vested as of December 31, 2023.

Restricted Stock Awards

All restricted stock awards have been forfeited or vested as of December 31, 2023.

Stock-based compensation expense for the three and six months ended June 30, 2024 was $13 thousand and $19 thousand respectively, in the Company's condensed consolidated statements of operations. Stock-based compensation expense for the three and six months ended June 30, 2023 was $(174) thousand and $1.2 million respectively, in the Company's condensed consolidated statements of operations.

Total unrecognized estimated stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized at June 30, 2024 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period (in years)
Stock options	$300	4.5
Restricted stock awards	$—	—
Restricted stock units	$—	—

Note 16. Income Taxes

The Company recorded no provision or benefit for income tax  expense for the three and six  months ended June 30, 2024 and 2023.

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

As of June 30, 2024, the Company has an open sales and use tax audit with California Department of Tax and Fee Administration covering the period from October 1, 2020 through March 31, 2023.

Note 17. Commitments and Contingencies

In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

As of June 30, 2024, the Company had no outstanding litigation.

Note 18. Employee Benefit Plan

In January 2019, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Under the terms of the 401(k) Plan, all full-time employees were eligible to make voluntary contributions as a percentage or defined amount of compensation. The Company made matching contributions based on 100% of each employee’s contribution up to 3% and 50% of contributions between 3% and 5%, with the match-eligible contribution limited to 4% of the employee’s eligible compensation. The Company cancelled the 401(k) Plan effective March 10, 2023 and distributed all assets held by the 401(k) Plan to the participants. The Company had no expenses related to the matching contributions for the three and six  months ended June 30, 2024 and 2023.

Note 19. Related Parties

Prior to the Merger, David A. Jenkins, the Company’s current Executive Chairman of the Board and Chief Executive Officer, and Old Catheter’s then Chairman of the Board of Directors, and his affiliates held approximately $25.1 million of Old Catheter’s Convertible Promissory Notes, or the Notes, that were converted in the Old Catheter merger into 7,856.251 shares of Series X Convertible Preferred Stock (see Note 3, Business Combination, and Note 14, Preferred Stock). In consideration for forgiving the interest accrued but remaining unpaid under the Notes in an aggregate amount of approximately $13.9 million, Mr. Jenkins and his affiliates also received royalty rights equal to approximately 12% of the net sales, if any, of LockeT, commencing upon the first commercial sale and through December 31, 2035 (see Note 10, Royalties Payable).

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

Mr. Jenkins’ daughter, the Company’s non-executive Chief Operating Officer, received options to purchase 14,416 shares of the Company’s common stock upon the closing of the merger in exchange for her options to purchase shares of Old Catheter common stock, converted based on the exchange ratio in the merger. Of the total options to purchase 14,416 shares of the Company’s common stock, 14,081 options have an exercise price of $5.90 per share, and the remaining 335 options have an exercise price of $20.20 per share.

Margrit Thomassen, the Company’s Interim Chief Financial Officer, received options to purchase 1,676 shares of the Company’s common stock upon the closing of the merger in exchange for her options to purchase shares of Old Catheter common stock, converted based on the exchange ratio in the merger.  The options have an exercise price of $5.90 per share.  In January 2024, she received an option to purchase 2,500 shares of the Company’s common stock under the 2023 Plan.  The options have an exercise price of $4.00 per share, vest at 20% per year for 5 years and expire in January 2034.

Following stockholder approval on March 21, 2023, the Company issued 99,182 shares of common stock to Mr. Jenkins and affiliates upon conversion of 991.828 shares of Series X Convertible Preferred Stock, and 23,532 shares of common stock to his adult children upon conversion of 235.320 shares of Series X Convertible Preferred Stock.

On May 1, 2024, Marie-Claude Jacques, the Company’s Chief Commercial Officer, received a non-plan option to purchase 25,000 shares of the Company’s common stock.  The options have an exercise price of $5.321 per share, vest at 20% per year for 5 years and expire in May 2034.

On May 30, 2024, the Company entered into the May Related Party Note (see Note 9, Notes Payable) with Mr. Jenkins, where Mr. Jenkins loaned $500,000 to the Company in exchange for the Note.  The May Related Party Note has a maturity date of August 30, 2024, and bears interest at the rate of 8% per annum.

On June 25, 2024, the Company entered into the June Related Party Note (see Note 9, Notes Payable) with an affiliate of Mr. Jenkins, where the affiliate loaned $150,000 to the Company in exchange for the Note.  The June Related Party Note has a maturity date of August 30, 2024 and bears interest at a rate of 8% per annum.

Note 20. Subsequent Events

2023 Equity Incentive Plan

On July 3, 2024, at the annual meeting of stockholders of the Company, the stockholders of the Company approved an additional 200,000 shares of common stock for issuance pursuant to the Company’s 2023 Equity Incentive Plan.

On July 9, 2024, the Board approved the issuance of a total of 10,000 incentive stock options under the 2023 Plan.  All options were issued to employees and vest at 20% per year for 5 years with an exercise price of $3.50 and expiration date of July 9, 2034.

Amendment to the Amended and Restated Certificate of Incorporation

On July 3, 2024, at the annual meeting of stockholders of the Company, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Amendment”) which included a decrease in the authorized common stock and authorization for the Board, in its discretion, to effect a reverse stock split within specified parameters.  The Amendment was effective July 15, 2024, reducing the authorized common stock to 30 million shares and effecting a reverse stock split in which each ten (10) shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time automatically combined into one (1) validly issued, fully paid and non-assessable share of common stock, par value $0.0001 per share.  The financial statements have been retrospectively adjusted to reflect the reverse stock split of the Company’s common stock for all periods presented.

Issuance of Securities in Private Placement

The Company issued common stock in connection with the following conversions of its Series A Convertible Preferred Stock:

Conversion Date	Issue Date	Shares Common Stock Issued	Shares of Series A Convertible Preferred Converted
7/1/2024	7/2/2024	81,423	1,303
7/11/2024	7/15/2024	62,489	1,000
7/22/2024	7/23/2024	62,500	1,000
7/23/2024	7/24/2024	25,000	400

Each share of Series A Convertible Preferred Stock was convertible into approximately 62.5 shares of common stock.  The common stock was issued pursuant to the exemption contained in Section 3(a)(9) of the Securities Act of 1933, as amended, which applies to transactions in which a security is exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.  The shares issued have been registered for resale on an effective registration statement on Form S-1.

After the final conversion on July 23, 2024, the Company had no shares of Series A Convertible Preferred Stock outstanding.

8% Short Term Promissory Notes (collectively, the " Quarter Three Related Party Notes")

On July 1, 2024 and July 18, 2024, the Company entered into two Short-Term Promissory Notes (the “First July Related Party Note" and the "Second July Related Party Note”) with an affiliate of Mr. Jenkins, where the affiliate loaned $250,000 and $100,000, respectively, to the Company in exchange for the Notes.  The Notes have a maturity date of August 30, 2024 and bear interest at a rate of 8% per annum.

On July 25, 2024, the Company entered into a Short-Term Promissory Note (the “Third July Related Party Note”) with  a Trust, of which Mr. Jenkins’ adult daughter is the trustee, where the Trust loaned $500,000 to the Company in exchange for the Note.  The Note has a maturity date of August 30, 2024 and bears interest at a rate of 8% per annum.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023. These risks include, but are not limited to, that: we will be required to raise additional funds to finance our operations and continue as a going concern , and we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us, our business has a history of losses, will incur additional losses, and may never achieve profitability, we have identified material weaknesses in our internal control over financial reporting and these material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, compliance with Sarbanes-Oxley Act Section 404 could have a material adverse impact on our business, we will not be able to reach profitability unless we are able to achieve our product expansion and growth goals; our VIVO launch plans require significant investment in infrastructure and sales representatives, our research and development and commercialization efforts may depend on entering into agreements with corporate collaborators, we have entered into joint marketing agreements with respect to our products, and may enter into additional join marketing agreements, that will reduce our revenues from product sales, royalty agreements with respect to LockeT, the surgical vessel closing pressure device, will reduce any future profits from this product, if we experience significant disruptions in our information technology systems, our business may be adversely affected, litigation and other legal proceedings may adversely affect our business,  if we make acquisitions or divestitures, we could encounter difficulties that harm our business, failure to attract and retain sufficient qualified personnel could also impede our growth, our revenues may depend on our customers’ receipt of adequate reimbursement from private insurers and government sponsored healthcare programs, we may be unable to compete successfully with companies in our highly competitive industry, many of whom have substantially greater resources than we do, our future operating results depend upon our ability to obtain components in sufficient quantities on commercially reasonable terms or according to schedules, prices, quality and volumes that are acceptable to us, and suppliers may fail to deliver components, or we may be unable to manage these components effectively or obtain these components on such terms, if hospitals, physicians and patients do not accept our current and future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any, the recent coronavirus outbreak (“COVID-19”) adversely affected our financial condition and results of operations and we cannot provide any certainty as to whether there will be future impacts from COVID-19 or another pandemic, a variety of risks associated with marketing our products internationally could materially adversely affect our business, the impact of the military conflicts in Ukraine and Israel, and the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have affected, and may continue to affect, our business and results of operations, including our supply chain, if the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates, we may be adversely affected by product liability claims, unfavorable court decisions or legal settlements, our ability to use our net operating loss carryforwards may be limited, we may have to make milestone payments under the Settlement Agreement we entered into with the Department of Justice (“DOJ”), we are subject to pervasive and continuing regulation by the FDA and other regulatory agencies. Our products may be subject to additional recalls, revocations or suspensions after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business, changes in trade policies among the United States (“U.S.”) and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products, increased tariffs or the imposition of other barriers to international trade could have a material adverse effect on our revenues and operating results, product clearances and approvals can often be denied or significantly delayed, although we have obtained regulatory clearance for our VIVO and LockeT products in the U.S. and certain non-U.S. jurisdictions, our business plans include expanding uses for our products, which will require additional clearances; and even after clearance is obtained, our products remain subject to extensive regulatory scrutiny, if we or our suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, or any applicable state equivalent, our operations could be interrupted, and our potential product sales and operating results could suffer, our products may be subject to additional recalls, revocations or suspensions after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business, if any of our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions, healthcare reform initiatives and other administrative and legislative proposals may adversely affect our business, financial condition, results of operations and cash flows in our key markets, and if we are unable to obtain and maintain patent protection for our products, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our existing products and any products we may develop, and our technology may be adversely affected.

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

References to “we”, “us”, “our” and “the Company” refer to Catheter Precision, Inc.

Overview

Catheter Precision, Inc. ("Catheter" or the "Company or "Legacy RA Medical") was incorporated in California on September 4, 2002, and reincorporated in Delaware in July 2018. Catheter was initially formed to develop, commercialize and market its advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases.

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

One of our two primary products is the View into Ventricular Onset (“VIVO” or “VIVO System”). VIVO is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to EP procedures.

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

In June 2022, the board of directors reviewed strategic alternatives, and as a result, the Company paused all engineering activities related to DABRA in June 2022. The Company ceased marketing the DABRA Excimer Laser System and does not currently intend to commercialize the DABRA 2.0 catheter.

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

One of our two primary products is the VIVO System. We are focused on the design, market development and usage adoption of our VIVO System by cardiac electrophysiologists to enhance their ability to diagnose and treat cardiac arrhythmias. We have completed development, received regulatory clearance, and initiated sales of the VIVO System in the U.S. and Europe (“EU”).

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

We have received FDA clearance to market and promote the VIVO System in the U.S. as a pre-procedure planning tool for patients with structurally normal hearts undergoing ablation treatment for idiopathic ventricular arrhythmias. VIVO allows for the acquisition, analysis, display and storage of cardiac electrophysiological data and maps for analysis by a physician. We began a limited commercial launch of VIVO in 2021 and to date, VIVO has been utilized in more than 1,000 procedures in the U.S. and EU by over 30 physicians, with no reported device-related complications.

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

In addition, our newest product, LockeT, a suture retention device, is a sterile, Class I product that was registered with the FDA in February 2023, at which time we began initial shipments to distributors. In May 2024, we recognized our first sale of LockeT. In May 2023, Catheter submitted LockeT for CE Mark approval. CE Mark approval is expected in the second half of 2024, at which time initial international shipments to distributors will begin. LockeT is indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure, and it is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently.

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

Recent Developments

Reverse Stock Split

On July 3, 2024, at the annual meeting of shareholders of the Company, the shareholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Amendment”) which included a decrease in the authorized common stock and authorization for the Board, in its discretion, to effect a reverse stock split within specified parameters.  The Amendment was effective July 15, 2024, reducing the authorized common stock to 30 million shares and effecting a reverse stock split in which each ten (10) shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time automatically combined into one (1) validly issued, fully paid and non-assessable share of common stock, par value $0.0001 per share.

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive a fractional share were entitled to receive their pro rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the reverse stock split (reduced by any customary brokerage fees, commissions and other expenses). The financial statements and all share and per share information contained in this Form 10-Q have been retrospectively adjusted to reflect the Reverse Stock Split of the Company’s common stock for all periods presented.

Expansion of Sales Force

Beginning in the first quarter of 2024, we began to rejuvenate our sales force with plans to engage a new Chief Commercial Officer ("CCO"). As of August 1, 2024, ten sales people and three clinical support staff have been hired, along with the new CCO.

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

Warrant Inducement Offer

On January 9, 2023, we reduced the exercise price of certain existing warrants, or the Existing Warrants, exercisable for 33,161 shares of the Company's common stock held by a certain investor (the “Investor”), with exercise prices ranging from $140.00 to $5,265 per share to $40.00 per share, or the Warrant Repricing. In connection with the Warrant Repricing, we entered into a warrant inducement offer letter, or the Inducement Letter, with the Investor pursuant to which it would exercise up to all of the 33,161 Existing Warrants, or the Inducement Offer. In consideration for exercising the Existing Warrants pursuant to the terms of the Inducement Letter, we received approximately $1.3 million in gross proceeds. We paid the placement agent aggregate cash fees of approximately $0.2 million related to the Inducement Offer which represented 8.0% of the gross proceeds received from the Inducement Offer plus other offering costs. In consideration for exercising the Existing Warrants pursuant to the terms of the Inducement Letter, we issued the Investor a new Series E common stock purchase warrant, or Series E Warrant, to purchase 33,161 shares of common stock at an exercise price of $40.00 per share. The Series E Warrant is exercisable for five years from the date of stockholder approval. Exercise of the Series E Warrant in full was approved by the Company's stockholders at the special Stockholders’ Meeting held on March 21, 2023. The incremental fair value of the repriced warrants amounted to $0.3 million and the fair value of Series E warrant totaled $1.9 million.  The relative fair values of such amounts were recorded to additional paid-in capital concurrent with the exercise of the Existing Warrants. The Company registered the shares of common stock underlying the Series E Warrant for resale in February 2023.

Securities Purchase Agreement

On January 9, 2023, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), for a private placement (the "Private Placement"), with the Investor. Pursuant to the Securities Purchase Agreement, on March 23, 2023, the Investor purchased, for an aggregate purchase price of approximately $8.0 million, (a) 497,908 Class A Units at a price of $1.60029 per Class A Unit, each consisting of one tenth of one share of common stock, one tenth of one Series F Common Stock Purchase Warrant, or Series F Warrant, and one tenth of one Series G Common Stock Purchase Warrant, or Series G Warrant, and together with the Series F Warrant, the PIPE Warrants, and (b) 4,501,060 Class B Units at a price of $1,000 per unit, each consisting of one share of a new series of the Company’s preferred stock, designated as Series A Convertible Preferred Stock, par value $0.0001, or the PIPE Preferred Stock, and one tenth of one Series F Warrant and one tenth of one Series G Warrant for each share of the Company’s common stock underlying the PIPE Preferred Stock, each share of which is convertible into approximately 62.5 shares of the Company’s common stock, or the Preferred Conversion Rate. The closing under the Securities Purchase Agreement and the sale and issuance of the Class A Units and Class B Units (and the issuance of any underlying common stock) was approved at the special Stockholders’ Meeting held March 21, 2023.

The PIPE Warrants are exercisable at an exercise price of $30.00 per share, subject to adjustments as provided under the terms of the PIPE Warrants. The PIPE Warrants are exercisable at any time until the expiration thereof, except that the PIPE Warrants cannot be exercised if, after giving effect thereto, the purchaser would beneficially own more than 4.99%, or the Maximum Percentage, of the outstanding shares of common stock of the Company, which Maximum Percentage may be increased or decreased by the purchaser with written notice to the Company to any other percentage specified not in excess of 9.99%. The Series F Warrants have a term of two years from the date of stockholder approval, and the Series G Warrants have a term of six years from the date of stockholder approval. Stockholder approval of the Series F Warrants and Series G Warrants was obtained at the special Stockholders’ Meeting held on March 21, 2023.

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

Conversion of Series X Convertible Preferred Stock

On March 21, 2023, the Company held a special meeting of stockholders (the “Stockholders’ Meeting”), at which the stockholders approved, among other things, the issuance of 199,359 shares of common stock upon conversion of 1,993.581 shares of Series X Convertible Preferred Stock which were issued upon the closing of the Merger (see Note 3, Business Combination of our accompanying unaudited consolidated financial statements). On March 23, 2023, the Company issued 197,491 shares of common stock upon the conversion of 1,974.905 shares of Series X Convertible Preferred Stock. On October 24, 2023, the remaining 1,868 shares of common stock were issued upon the conversion of 18.676 shares of Series X Convertible Preferred Stock. The remaining 12,656.011 shares of Series X Convertible Preferred Stock are expected to remain outstanding until at least July 9, 2024, and will convert thereafter up to 1,265,601 shares of common stock, only if the Company meets the initial listing standards of the NYSE American or another national securities exchange or is delisted from the NYSE American.

Issuance of Securities upon Conversion of Series A Preferred

The following conversions of Series A Convertible Preferred Stock occurred subsequent to issuance:

Conversion Date	Shares Common Stock Issued	Shares of Series A Convertible Preferred Converted
7/3/2023	109,355	1,750
7/24/2023	54,678	875
1/24/2024	54,678	875
7/1/2024	81,423	1,303
7/11/2024	62,489	1,000
7/22/2024	62,500	1,000
7/24/2024	25,000	400

Each share of Series A Convertible Preferred Stock is convertible into approximately 62.5 shares of common stock. All series A Convertible Preferred Stock has been converted and no shares are outstanding subsequent to the last conversion on July 23, 2024.

Adoption of 2023 Equity Incentive Plan

On July 11, 2023, we held an Annual Meeting where our stockholders approved the 2023 Equity Incentive Plan (“2023 Plan”) that authorizes us to grant options, restricted stock and other equity-based awards. No issuance of options were granted under the 2023 Plan during the year ended December 31, 2023. As of June 30, 2024, options to purchase an aggregate of 46,000 shares were outstanding and 9,653 shares remain available for grant under the 2023 Plan, subject to adjustment as provided therein. In July 2024, the shareholders approved an additional 200,000 shares of common stock for issuance under the plan.

Components of our Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

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

One of our two primary products in 2024 is the VIVO System. The VIVO System offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. In addition to the VIVO System, customers are provided with VIVO Positioning Patch Sets, which are custom patches, that are used in conjunction with the VIVO System to complete the intended output of the VIVO System. The delivery of the VIVO System, including the VIVO Positioning Patch Sets represents our primary performance obligation. We recognize revenue upon the delivery of the VIVO system. We also provide customers with the option to pay for software upgrades in advance at the time of the contract's inception. Software upgrades are stand-ready services, whereby we will provide software upgrade services to the customer when and as upgrades are available. Terms of the period covered by the payment of software upgrades in advance can range from one year to multiple years. Customers have the option to renew terms covered by software upgrades at the end of each term. The stand-ready software upgrades represent our second separate performance obligation and revenue is recognized over the term of the period.

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

Our second primary product is LockeT. During the three months ended June 30, 2024, we recognized our first sales of LockeT. Revenue is recognized at the point in time that the product is delivered to the customer.

We are a business that has operations within multiple countries. During the three and six months ended June 30, 2024, approximately 35% and 38%, respectively, of our sales were derived from customers outside the United States.

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

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

The following table sets forth the results of the Company's operations for the periods presented ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues	$93	$96	$(3)	$175	$181	$(6)
Cost of revenues	16	7	9	21	17	4
Selling, general and administrative expenses	2,713	1,415	1,298	5,369	11,648	(6,279)
Research and development expenses	81	134	(53)	118	374	(256)
Impairment charges	—	4,848	(4,848)	—	60,934	(60,934)
Change in fair value of royalties payable	(1,504)	4,617	(6,121)	(1,590)	4,617	(6,207)
Other income, net	1	115	(114)	28	199	(171)

Revenues

The decrease in revenues of approximately $3 thousand and $6 thousand for the three and six months ended June 30, 2024 as compared to the corresponding period in the prior year was due to lower product sales of the VIVO System products that was partially offset by our first LockeT product sales in 2024. LockeT sales for the three and six months ended June 30, 2024 were approximately $38 thousand for both periods.

Cost of Revenues

The increase in cost of revenues of approximately $9 thousand for the three months ended June 30, 2024 as compared to the corresponding period in the prior year was due to order fulfillment charges that are now being incurred for LockeT.

The increase in cost of revenues of approximately $4 thousand for the six months ended June 30, 2024 as compared to the corresponding period in the prior year was due to order fulfillment charges that are now being incurred for LockeT, offset by the lower cost of revenues of the VIVO Positioning Patches. During 2024 the manufacturing process was changed from 3D printing components of the VIVO Positioning Patches to the use of a cheaper specialized mold.  This new process also allowed for larger build quantities which in turn further reduced costs and led to a reduction in the manufacturing cost of VIVO Positioning Patches of approximately 40%.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of approximately $1.3 million for the three months ended June 30, 2024 as compared to the corresponding period in the prior year was due primarily to an increase in salaries and benefits of $0.3 million relating to the Company hiring additional sales force and CCO, an increase in depreciation and amortization of approximately $1.4 million that resulted from intangible assets acquired in the Merger, of which the useful lives and fair value of those intangible assets were finalized during the three months ended June 30, 2023, causing negative amortization during that period, partially offset by a decrease in legal fees of $0.1 million in 2024 as compared to legal fees incurred in 2023. Further, an increase in stock based compensation of approximately $0.2 million, was related to the one time stock compensation for Old Catheter stock options assumed in the Merger being adjusted during the three months ended June 30, 2023, a decrease of accounting/audit fees of approximately $0.3 million, a decrease in other selling, general and administrative expenses of $0.1 million, and a decrease of other professional fees of approximately $0.1 million also impacted selling, general and administrative expenses.

The decrease in selling, general and administrative expenses of approximately $6.3 million for the six months ended June 30, 2024 as compared to the corresponding period in the prior year was due primarily to a decrease in salaries and benefits of $1.7 million relating to the Company's former Chief Executive Officer, and a decrease in legal fees of $2.1 million that were primarily incurred in connection with the Merger. Further, a decrease in stock based compensation of approximately $1.2 million, which was related to the one time stock compensation for Old Catheter stock options assumed in the Merger, a decrease of accounting/audit fees of approximately $0.7 million, a decrease of investor relations and SEC fees of approximately $0.1 million, a decrease in insurance of $0.1 million, a decrease in other selling, general and administrative expenses of $0.2 million, and a decrease of other professional fees of approximately $0.2 million also impacted selling, general and administrative expenses.

Research and Development Expenses

The decrease in research and development expenses of approximately $0.1 million for the three months ended June 30, 2024 as compared to the corresponding period in the prior year was due primarily to a decrease in regulatory affairs related expenditures of $0.1 million.

The decrease in research and development expenses of approximately $0.3 million for the six months ended June 30, 2024 as compared to the corresponding period in the prior year was primarily due to a decrease in salaries and benefits of $0.1 million, a decrease in regulatory affairs related expenditures of $0.1 million, and a decrease in clinical costs of $0.1 million. This decrease was primarily the result of the discontinuation of the historical products of the Company that were previously under development.

Impairment Charges

We test for goodwill impairment at the reporting level annually in the fourth quarter or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. As a result of the Merger with Old Catheter the Company recognized $4.8 million and $60.9 million of goodwill for the three and six months ended June 30, 2023. Due to a sustained decrease in our share price during the quarters ended March 31, 2023 and June 30, 2023, we concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists that required us to assess if impairment existed as of March 31, 2023 and June 30, 2023. In accordance with ASC 350 we performed a quantitative goodwill impairment test, which resulted in the carrying amount of the reporting unit exceeding its fair value, indicating that the goodwill of the reporting unit was impaired. We utilized a combination of an income and market approach to assess the fair value of the reporting unit as of March 31, 2023 and June 30, 2023. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions while the guideline public company market approach considered marketplace earnings multiples from within a peer public company group. We recorded the impairment charge of $4.8 million and $60.9 million for the three and six month ended June 30, 2023 within loss on impairment of goodwill in the consolidated statement of operations. As of December 31, 2023, cumulative goodwill impairment charges of $60.9 million were incurred related to our single reporting unit. The remaining balance of goodwill was reduced to zero as of December 31, 2023.

For the three and six months ended June 30, 2024, no impairment charges were incurred.

Change in fair value of royalties payable

As of the date of the Merger, the royalties payable was calculated using a discounted cash flow method utilizing a discount rate of 24.1%. At each reporting period, the fair value of the royalties payable is calculated using the discounted cash flow method. At June 30, 2024, the discount rate was 26.0%. The change in fair value of the royalties payable for the three and six months ended June 30, 2024 as compared to the corresponding periods in the prior year was a decrease of $6.1 million and $6.2 million, respectively. The change between the three and six months ended June 30, 2024 and 2023 is driven by both the change in fair value of the royalties payable as well the change in accounting policy.

Other income, Net

The decrease in other income (expense), net of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year was primarily due to a decrease in investment income.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of approximately $16 thousand and an accumulated deficit of approximately $282.6 million. For the six months ended June 30, 2024, net cash used from operating activities was approximately $3.6 million. We have incurred recurring net losses from operations and negative cash flows from operating activities since inception. We received short-term loans of $850 thousand in July 2024, and as of August 5, 2024, our cash position was approximately $340 thousand. We have a total of $1.5 million of short-term loans that will become due and payable on August 30, 2024.

We expect operating losses and negative cash flows to continue for the foreseeable future as we invest in our commercial capabilities. These negative cash flows and additional costs associated with the Merger paid during the year ended December 31, 2023 have substantially depleted our cash. Following the Merger with Old Catheter, we further reduced staff and other costs while assuming the operating costs of Old Catheter. We will continue to monitor our operating costs and seek to reduce our current liabilities. Such actions may impair our ability to proceed with certain strategic activities. We believe that our current cash on hand will not be sufficient to fund our operations through the end of August 2025, including without limitation, to repay our outstanding short-term notes that will become due and payable on August 30, 2024. Because expected revenues are not adequate to fund our planned expenditures and anticipated operating costs and liabilities beyond such point, we are currently evaluating potential means of raising cash through future capital transactions and additional bridge loans. If we are unable to do so, we will be required to reduce our spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that we will be successful in doing so. Accordingly, we will likely be required to raise additional cash through debt or equity transactions and bridge loans to continue our operations and pay our debts as they come due, and if we are unable to do so, we will be required to suspend a portion or all of our operations and/or potentially seek relief from our creditors. We may not be able to secure financing in a timely manner or on favorable terms, if at all.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the unaudited condensed consolidated financial statements for the quarter ended June 30, 2024 are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows for the Six Months Ended June 30, 2024 ($ in thousands)

	For the Six Months Ended June 30,
Net cash provided by (used in):	2024	2023
Operating activities	$(3,639)	$(16,900)
Investing activities	(67)	(42)
Financing activities	157	8,493
Net change in cash and cash equivalents	$(3,549)	$(8,449)

Net Cash Used in Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities of $3.6 million consisted of a net loss of $6.9 million, partially offset by an increase in operating assets and liabilities of $0.6 million and non-cash expenses of $2.7 million, consisting primarily of depreciation and amortization of $1.0 million, stock-based compensation of $19 thousand and a change in fair value of royalties payable of $1.6 million.

During the six months ended June 30, 2023, net cash used in operating activities of $16.9 million consisted of a net loss of $68.0 million, a decrease in operating assets and liabilities of $7.5 million, partially offset by non-cash expenses of $58.6 million, consisting primarily of a loss on impairment of goodwill of $61.0 million, non-cash stock-based compensation of $1.2 million, depreciation and amortization of $1.0 million, offset by a change in fair value of royalties payable of 4.6 million.

Net Cash Used in Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities of $67 thousand consisted of purchases of property and equipment.

During the six  months ended June 30, 2023, net cash used in investing activities of $42 thousand consisted of purchases of property and equipment of approximately $57 thousand, offset by proceeds from cash acquired as part of business combination of approximately $15 thousand.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities of $0.2 million primarily consisting of proceeds from notes payable from related parties of $0.7 million, offset by payments on deferred financing costs of $0.3 million and payments on notes payable of $0.2 million.

During the six months ended June 30, 2023, net cash provided by financing activities of $8.5 million, consisted of cash proceeds from the private placement of $8.0 million, proceeds from issuance of common stock and warrants of $0.2 million and proceeds from the exercise of warrants of $1.4 million, offset by the payment of offering costs of $0.6 million, the payment of costs related to exercise of warrants of $0.2 million and the payment of convertible promissory notes of $0.3 million.

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

Stock-Based Compensation

We calculate the cost of awards of equity instruments based on the grant date fair value of the option awards issued to employees, members of our board of directors and nonemployee consultants using the Black-Scholes option pricing valuation model, or Black-Scholes model, which incorporates various assumptions including volatility, expected term and risk-free interest rate. The expected term of the options is the estimated period of time until exercise and was determined using the SEC’s safe harbor rules, using an average of vesting and contractual terms, as we did not have sufficient historical experience of similar awards. Expected stock price volatility is based on historical volatilities of certain “guideline” companies, as the Company does not have sufficient historical stock price data. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term. The estimated fair value of stock-based compensation awards is amortized on a straight-line basis over the relevant vesting period, adjusted for actual forfeitures at the time they occur.

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

In addition, the Company finalized an Invention Assignment and Royalty Agreement (the "Royalty Agreement") that had previously been entered into by Old Catheter with the inventor of LockeT in exchange for the assignment and all rights to LockeT. Pursuant to the agreement, we will pay a 5% royalty on net sales up to $1 million in royalties. After $1 million has been paid, and if, and only if, a U.S. patent is granted by the United States Patent and Trademark Office, then we will continue to pay a royalty at a rate of 2% of LockeT net sales, until total cumulative royalties of $10 million have been paid. No further royalty payments will be due under this Royalty Agreement after December 31, 2033.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman of the Board and Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2024. Our objective in designing our disclosure controls and procedures is that they provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, due to the existence of the material weaknesses found in our internal controls over financial reporting described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.  As disclosed in our Form 10-K for the year ended December 31, 2023 and Form 10-Q for the quarter ended March 31, 2024, for the reasons set forth therein, our Chief Executive Officer and Interim Chief Financial Officer had previously concluded that, as of March 31, 2023, June 30, 2023, September 30, 2023 December 31, 2023 and March 31, 2024 our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified material weaknesses in internal control over financial reporting related to our control environment that existed as of June 30, 2024, as described below.

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

Notwithstanding the identified material weaknesses, management believes that the Financial Statements and related financial information included in this Quarterly Report, its quarterly report for the quarter ended March 31, 2024, and in its Quarterly and Annual Reports filed during and with respect to the year ended December 31, 2023, fairly present, in all material respects, our consolidated balance sheets, statements of operations, shareholders’ equity and cash flows as of and for the periods presented.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023:

Product Liability Risks Related to our Vivo and LockeT Products

We may incur material losses and costs as a result of product liability claims that may be brought against us and recalls, which may adversely affect our results of operations and financial condition. Furthermore, as a medical device company, we face an inherent risk of damage to our reputation if one or more of our products are, or are alleged to be, defective.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of our products. In particular, our medical device products are often used in connection with or subsequent to surgical and intensive care settings with seriously ill patients. For example, our LockeT product is designed to be applied to a sutured wound on the human body for varying periods of time, and component failures, lack of appropriate sterility, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, the patient. Further, with respect to our LockeT product, we have outsourced manufacturing to a third-party and therefore face additional risk regarding the quality of that manufacturing. As a result, we face an inherent risk of monetary liability and damage to our reputation if one or more of our products are, or are alleged to be, defective. Although we carry product liability insurance, we may be exposed to product liability claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. The outcome of litigation, particularly any class-action lawsuits, is difficult to quantify. Plaintiffs often seek recovery of very large or indeterminate amounts, including punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time and the cost to defend against any such litigation may be significant. Accordingly, we could experience material product liability losses in the future and incur significant costs to defend these claims.

In addition, if any of our products are, or are alleged to be, defective, we may voluntarily participate, or be required by applicable regulators, to participate in a recall of that product if the defect or the alleged defect relates to safety. In the event of a recall, we may experience lost sales and be exposed to individual or class-action litigation claims and reputational risk. Product liability and recall costs may have a material adverse effect on our business, financial condition and results of operations.

Our business relationship with distributors and/or persons in Qatar and elsewhere in the Middle East could be disrupted by the armed conflict in Israel and the Gaza strip and/or changes in U.S. international relations and/or related geopolitical changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2024, the Company issued an award of non-plan options to purchase 25,000 Shares of Company common stock as an inducement grant to Marie-Claude Jacques, our Chief Commercial Officer.  The options have an exercise price of $5.321 per share, vest annually over five years and have a term of 10 years.  The options were granted pursuant to the exemption contained in Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 11/16/20)	8-K	001-38677	3.1	11/17/2020

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 09/30/22)	8-K	001-38677	3.1	9/20/2022

3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (filed 08/01/23, effective 08/17/23)	8-K	001-38677	3.1	8/4/2023

3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed 07/11/2024, effective 07/15/2024)	8-K	001-38677	3.1	7/12/2024

5	Certificate of Designation of Series X Convertible Preferred Stock.	8-K	001-38677	3.1	1/13/2023

6	Certificate of Designation of Series A Preferred Stock.	8-K	001-38677	3.2	1/13/2023

3.2.1	Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.2	10/1/2018

3.2.2	Amendment to Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.1	8/17/2022

4.1	Specimen common stock certificate of the Registrant.	S-1	333-226191	4.1	7/16/2018

4.2	[omitted.]

4.3	Form of warrant issued in May 2020.	8-K	001-38677	4.1	5/22/2020

4.4	Form of pre-funded warrant issued in May 2020.	8-K	001-38677	4.2	5/22/2020

4.5	Form of placement agent warrant issued in May 2020.	8-K	001-38677	4.3	5/22/2020

4.6	Form of warrant offered in July 2020.	S-1	333-239887	4.3	7/16/2020

4.7	Form of pre-funded warrant issued in July 2020.	S-1	333-239887	4.4	7/16/2020

4.8	Form of placement agent warrant offered in July 2020.	S-1	333-239887	4.5	7/16/2020

4.9	[omitted.]

4.10	Form of Series B Warrant offered in February 2022.	S-1/A	333-262195	4.9	2/3/2022

4.11	[omitted.]	S-1/A	333-262195	4.10	2/3/2022

4.12	Warrant Agency Agreement, dated February 8, 2022, by and between the Registrant and American Stock & Trust Company LLC.	8-K	001-38677	4.4	2/9/2022

4.12.1	Amendment No. 1, dated July 22, 2022, to February 8, 2022 Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC.	10-Q	001-38677	4.7	8/15/2022

4.13	Form of Series E Warrant offered in January 2023.	8-K	001-38677	4.1	1/13/2023

4.14	Form of Series F Warrant issued in March 2023.	8-K	001-38677	4.2	1/13/2023

4.15	Form of Series G Warrant issued in March 2023.	8-K	001-38677	4.3	1/13/2023

10.1	Non-plan Stock Option Award granted May 1, 2024, to Marie-Claude Jacques	S-1	333-279930	10.31.7	6/4/2024

10.2	Promissory Note dated May 30, 2024	8-K	001-38677	10.2	6/3/2024

10.3	Promissory Note dated June 25, 2024	8-K	001-38677	10.1	6/26/2024

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*@	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*@	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

@

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

CATHETER PRECISION, INC. (Registrant)

Date: August 13, 2024	By:	/s/ David A. Jenkins
David A. Jenkins Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Margrit Thomassen
Margrit Thomassen
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

