Form 10-Q
period 2024-09-30
Catheter Precision, Inc.
filed 2024-11-14
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of the close of business on November 8, 2024, the registrant had 8,004,633 shares of common stock, par value $0.0001 per share, outstanding.

CATHETER PRECISION, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATHETER PRECISION, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,268	$3,565
Accounts receivable	107	137
Inventories	32	44
Prepaid expenses and other current assets	307	415
Total current assets	1,714	4,161
Property and equipment, net	111	70
Operating lease right-of-use assets, net	127	179
Intangible assets, net	24,785	26,318
Other non-current assets	8	8
TOTAL ASSETS	$26,745	$30,736
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$708	$464
Accrued expenses	1,497	1,733
Notes payable	249	184
Interest payable to related parties	16	—
Current portion of royalties payable	17	—
Current portion of operating lease liabilities	99	91
Total current liabilities	2,586	2,472
Royalties payable	9,797	6,974
Notes payable due to related parties	1,500	—
Operating lease liabilities	36	97
Total liabilities	13,919	9,543
Commitments and contingencies (see Note 17)
Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.0001 par value, 7,203 shares designated; 0 and 4,578 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Series X Convertible Preferred Stock, $0.0001 par value, 15,404 shares designated; 12,656 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 30,000,000 shares authorized; 3,452,652 and 702,662 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	299,550	296,902
Accumulated deficit	(286,724)	(275,709)
Total stockholders' equity	12,826	21,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,745	$30,736

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$96	$133	$271	$314
Cost of revenues	10	6	31	23
Gross profit	86	127	240	291
Operating expenses
Loss on impairment of goodwill	—	—	—	60,934
Selling, general and administrative	2,882	2,745	8,251	14,393
Research and development	63	112	181	486
Total operating expenses	2,945	2,857	8,432	75,813
Operating loss	(2,859)	(2,730)	(8,192)	(75,522)
Other income (expense), net
Interest income	7	87	47	293
Interest expense	(32)	—	(40)	(18)
Other expense, net	(3)	—	(7)	11
Change in fair value of royalties payable	(1,233)	716	(2,823)	5,333
Total other income (expense), net	(1,261)	803	(2,823)	5,619
Net loss	$(4,120)	$(1,927)	$(11,015)	$(69,903)
Deemed dividend - warrant inducement offer	—	—	—	(800)
Net loss attributable to common stockholders	$(4,120)	$(1,927)	$(11,015)	$(70,703)
Net loss per share attributable to common stockholders, basic and diluted	$(2.01)	$(2.83)	$(9.28)	$(141.96)
Weighted average common shares used in computing net loss per share, basic and diluted	2,050,947	680,596	1,187,100	498,054

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	4,578	$—	12,656	$—	702,662	$—	$296,902	$(275,709)	$21,193
Stock-based compensation	—	—	—	—	—	—	6	—	6
Conversion of Series A Convertible Preferred Stock	(875)	—	—	—	54,678	—	—	—	—
Net loss	—	—	—	—	—	—	—	(2,675)	(2,675)
Balance at March 31, 2024	3,703	—	12,656	—	757,340	—	296,908	(278,384)	18,524
Stock-based compensation	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	(4,220)	(4,220)
Balance at June 30, 2024	3,703	$—	12,656	$—	757,340	$—	$296,921	$(282,604)	$14,317
Issuance of common stock and other equity-classified contracts from September 2024 Public Offering, net of issuance costs	—	—	—	—	805,900	—	2,612	—	2,612
Issuance of common stock upon exercise of Pre-Funded Warrants (see Note 13)	—	—	—	—	1,658,000	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(3,703)	—	—	—	231,412	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	—	(4,120)	(4,120)
Balance at September 30, 2024	—	$—	12,656	$—	3,452,652	$—	$299,550	$(286,724)	$12,826

	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	—	$—	216,127	$—	$214,397	$(205,137)	$9,260
Common stock issued upon the exercise of options	—	—	—	—	30,175	—	179	—	179
Restricted stock awards cancelled	—	—	—	—	(36)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,394	—	1,394
Issuance of Series X Convertible Preferred Stock in merger	—	—	14,650	—	—	—	82,925	—	82,925
Conversion of Series X Convertible Preferred Stock	—	—	(1,975)	—	197,491	—	—	—	—
Issuance of Series A Convertible Preferred Stock in connection with private placement, net	7,203	—	—	—	49,791	—	7,360	—	7,360
Warrants exercised (see Note 13)	—	—	—	—	33,161	—	1,145	—	1,145
Net loss	—	—	—	—	—	—	—	(66,400)	(66,400)
Balance at March 31, 2023	7,203	—	12,675	—	526,709	—	307,400	(271,537)	35,863
Common stock issued upon the exercise of options	—	—	—	—	10,058	—	59	—	59
Adjustment of fair value of Series X Convertible Preferred Stock in merger	—	—	—	—	—	—	(10,381)	—	(10,381)
Adjustment of fair value of stock-based compensation related to merger	—	—	—	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	—	—	—	(1,576)	(1,576)
Balance at June 30, 2023	7,203	—	12,675	—	536,767	—	296,904	(273,113)	23,791
Stock-based compensation	—	—	—	—	—	—	2	—	2
Conversion of Series A Convertible Preferred Stock	(2,625)	—	—	—	164,033	1	—	—	1
Net loss	—	—	—	—	—	—	—	(1,927)	(1,927)
Balance at September 30, 2023	4,578	$—	12,675	$—	700,800	$1	$296,906	$(275,040)	$21,867

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,015)	$(69,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	—	60,934
Depreciation and amortization	1,578	1,558
Stock-based compensation	36	1,222
Change in fair value of royalties payable	2,823	(5,333)
Changes in operating assets and liabilities:
Accounts receivable	30	25
Inventories	(7)	(12)
Prepaid expenses and other assets	108	913
Operating lease right-of-use assets and lease liabilities	(1)	5
Current portion of royalties payable	17	—
Accounts payable	244	(849)
Accrued expenses	(236)	(7,092)
Interest payable to related parties	16	(198)
Net cash used in operating activities	(6,407)	(18,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(67)	(58)
Cash acquired as part of business combination	—	15
Net cash used in investing activities	(67)	(43)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	—	238
Proceeds from issuance of common stock and other equity-classified contracts from the September 2024 Public Offering, net of issuance costs	2,612	—
Proceeds from notes payable due to related parties	1,500	—
Payment on note payable	(184)
Proceeds from note payable	249	—
Proceeds from exercise of warrants	—	1,326
Payments of costs related to the warrant repricing	—	(181)
Payments of convertible promissory notes and accrued interest	—	(250)
Proceeds from the private placement of securities	—	8,000
Payments of offering costs related to the private placement of securities	—	(640)
Net cash provided by financing activities	4,177	8,493
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,297)	(10,280)
CASH AND CASH EQUIVALENTS, beginning of period	3,565	15,859
CASH AND CASH EQUIVALENTS, end of period	$1,268	$5,579
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$25	$198
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Non-cash consideration for Catheter acquisition	$—	$72,544
Property and equipment reclassified from inventories	$19	$—
Conversion of Series A Convertible Preferred Stock for common stock	$—	$1

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Note 1. Organization and Nature of Operations

The Company

Catheter Precision, Inc. ("Catheter" or the "Company”) was incorporated in California on September 4, 2002, and reincorporated in Delaware in July 2018. Catheter was initially formed to develop, commercialize and market its advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases.

On January 9, 2023, Catheter entered into the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Catheter Precision, Inc. (“Old Catheter”), a privately held Delaware corporation. Under the terms of the Merger Agreement, Old Catheter became a wholly owned subsidiary of Catheter, together referred to as the Company, in a stock-for-stock merger transaction (the "Merger").

Prior to the Merger, Catheter developed an advanced excimer laser-based platform for use in the treatment of vascular immune-mediated inflammatory diseases designed to be used as a tool in the treatment of Peripheral Artery Disease, which commonly occurs in the legs. After the Merger, and looking forward, this legacy Destruction of Arteriosclerotic Blockages by laser Radiation Ablation laser and single-use catheter (together referred to as "DABRA") and related assets were no longer used. The Company ceased operations and marketing with respect to DABRA, and Catheter’s legacy lines of business were discontinued. Instead, the Company shifted the focus of its operations to Old Catheter’s product lines. Accordingly, the Company’s current activities primarily relate to Old Catheter’s historical business, which comprises the design, manufacture and sale of new and innovative medical technologies focused in the field of cardiac electrophysiology (“EP”).

One of the Company’s two primary products is the VIVO System, which is an acronym for View into Ventricular Onset (“VIVO” or “VIVO System”). VIVO is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to EP procedures. The VIVO System is commercially available in the European Union and has been placed at several hospitals in Europe. United States Food and Drug Administration ("FDA") 510(k) clearance was received, and the Company began a limited commercial release of VIVO in 2021 in the United States.

The Company’s newest product, LockeT® (“LockeT”), is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure and is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently. In addition, LockeT is a sterile, Class I product that was registered with the FDA in February 2023, at which time initial shipments began to distributors. Clinical studies for LockeT began during the year ended December 31, 2023. These studies are planned to show the product’s effectiveness and benefits, including faster wound closure, earlier ambulation, potentially leading to early hospital discharge, and cost benefits. This information is intended to provide crucial data for marketing.

The Company’s product portfolio also includes the Amigo® Remote Catheter System (the "AMIGO" or "AMIGO System"), a robotic arm that serves as a catheter control device. Prior to 2018, Old Catheter marketed Amigo. The Company owns the intellectual property related to Amigo, and this product is under consideration for future research and development of a generation 2 product.

Reverse Stock Split

On July 3, 2024, at the annual meeting of stockholders of the Company, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Amendment”), which included a decrease in the authorized common stock and authorization for the Board, in its discretion, to effect a reverse stock split within specified parameters. The Amendment was effective July 15, 2024, reducing the authorized common stock to 30 million shares and effecting a reverse stock split in which each ten (10) shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time, automatically combined into one (1) validly issued, fully paid and non-assessable share of the Company’s common stock, par value $0.0001 per share.

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive a fractional share were entitled to receive their pro rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the reverse stock split (reduced by any customary brokerage fees, commissions and other expenses). All references to share and per share amounts for all periods presented in the unaudited condensed consolidated financial statements have been retrospectively restated to reflect this Reverse Stock Split. All rights to receive shares of common stock under outstanding securities, including but not limited to, warrants and options were adjusted to give effect to the reverse stock split. Furthermore, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding warrants and stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s Equity Incentive Plan.

Going Concern

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. As of September 30, 2024, the Company had cash and cash equivalents of approximately $1.3 million. For the nine months ended September 30, 2024, the Company used $6.4 million in cash for operating activities. As of September 30, 2024, the Company had an accumulated deficit of approximately $287 million.

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

From May to July 2024, the Company issued five short-term promissory notes with related parties totaling $1.5 million with an 8% interest rate and a maturity date of August 30, 2024 (the “Related Party Notes”). On August 23, 2024, the Company amended the Related Party Notes to extend the maturity date to January 31, 2026. As part of the amendment, all interest accrued as of the amendment date was repaid to the noteholders and the contractual interest rate increased to 12% per annum as of the amendment date. See Note 9, Notes Payable for additional information.

On August 30, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. as representative (the “Representative”) of the underwriters named in the Underwriter Agreement (the “Underwriters”). Pursuant to the Underwriting Agreement, the Company completed a public offering of its securities on September 3, 2024 (the “September 2024 Public Offering”) and sold an aggregate of (i) 805,900 Common Stock Units and (ii) 2,773,000 Pre-Funded Units. The Company collected gross proceeds of approximately $3.6 million before deducting underwriting discounts, commissions, and offering expenses payable by the Company of $1.0 million. See Note 13, Equity Offerings for additional information.

On October 24, 2024, the Company entered into Warrant Inducement Offer Letters (the “2024 Inducement Offer”) with certain holders of the Company’s existing warrants. Following the closing of the 2024 Inducement Offer, such warrant holders immediately exercised up to an aggregate of (i) 33,160.8 Series E Warrants, (ii) 499,909.34 Series F Warrants, (iii) 499,909.34 Series G Warrants, (iv) 1,990,000 Series H Warrants, and (v) 2,325,000 Series I Warrants (collectively the “Existing Warrants”) to purchase up to approximately 5.3 million shares of the Company’s Common Stock at a reduced exercise price of $0.70 per share. In consideration for the immediate exercise of the Existing Warrants for cash, the Company agreed to issue unregistered new Series K Common Stock Purchase Warrants (“Series K Warrants”) to purchase up to 10.7 million shares of common stock. The Company expects to receive aggregate gross proceeds of approximately $3.7 million in cash from the exercise of these warrants pursuant to the 2024 Inducement Offer, prior to deducting placement agent fees and offering expense of $0.4 million. As of the date of the 2024 Inducement Offer, 578,900 Series H and 1,078,900 Series I warrants remained unexercised. As additional consideration, the Company issued placement agent warrants to purchase up to 320,879 shares of common stock on the same terms as the Series K warrants, except the exercise price is $1.085 per share and have a termination date of October 28, 2029.

Management estimates that based on the Company’s liquidity resources, there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the Company continuing to operate in the normal course of business and do not reflect any adjustments to the assets and liabilities related to the substantial doubt of its ability to continue as a going concern.

Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management plans to raise additional capital through public or private equity or debt financings to fulfill its operating and capital requirements for at least 12 months from the date of the issuance of the unaudited condensed consolidated financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and Old Catheter. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP"). The Financial Accounting Standards Board (“FASB”) establishes these principles to ensure financial condition, results of operations, and cash flows are consistently reported. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the FASB Accounting Standards Codification ("ASC"). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ materially from those estimates. The Company’s unaudited condensed consolidated financial statements are based upon a number of estimates including, but not limited to, the accounting for the Old Catheter business combination (see Note 3, Business Combination), allowance for credit losses, evaluation of impairment of long-lived assets and goodwill, valuation of long-lived assets and their associated estimated useful lives, reserves for warranty costs, fair value of royalties payable, evaluation of probable loss contingencies, fair value of preferred stock and warrants issued, and the fair value of equity awards granted.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent short-term, highly liquid investments with maturities of 90 days or less at the date of purchase. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

The Company had three and five customers that represented 90% and 86% of the Company's consolidated revenue for the three and nine months ended September 30, 2024, respectively; and three and four customers that represented 71% and 73% of the Company's consolidated revenue for the three and nine months ended September 30, 2023, respectively.

Reclassifications

Certain prior year financial statement amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Segment Reporting

The Company’s Board of Directors and executive management team represents the entity’s chief operating decision makers. To date, the Company’s executive management team has viewed the Company’s operations as one segment that includes the marketing, sales, and development of medical technologies in the field of cardiac electrophysiology. As a result, the financial information disclosed materially represents all of the financial information related to the Company’s sole operating segment.

Cash and Cash Equivalents

Cash equivalents primarily represent funds invested in readily available checking and money market accounts. The Company maintains deposits in financial institutions in excess of federally insured limits of $250,000, in the amount of $987 thousand at September 30, 2024.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments:

		Fair value at September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual Funds	$1,237	$1,237	$—	$—
Money Market Funds	18	18	—	—
Total assets	$1,255	$1,255	$—	$—

Liabilities
Royalties payable	$9,797	$—	$—	$9,797
Total liabilities	$9,797	$—	$—	$9,797

		Fair value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual Funds	$3,397	$3,397	$—	$—
Money Market Funds	10	10	—	—
Total assets	$3,407	$3,407	$—	$—

Liabilities
Royalties payable	$6,974	$—	$—	$6,974
Total liabilities	$6,974	$—	$—	$6,974

The royalties payable have significant unobservable inputs that are not supported by any market data. As such, the Company developed its own assumptions and identified the inputs as Level 3. The revenue adjusted discount rate (“RADR”) was calculated using a weighted average cost of capital (“WACC”) approach for the measurement of the Level 3 liability. The RADR considers the WACC from the Company’s impairment analysis and adjusts certain inputs to represent the risk profile of the revenue. Under the cost of equity section, the risk-free rate has changed to be commensurate with the royalties payable term. Additionally, the Beta and Company Specific Risk Premium have been adjusted to Revenue Beta and Revenue Specific Risk Premium, respectively. This adjustment was calculated by multiplying the respective metric by the quotient of equity volatility over revenue volatility. The remaining inputs from the Impairment WACC have remained unchanged.

The following table summarizes the significant unobservable inputs used in the fair value measurement of Level 3 instruments as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Instrument	Valuation Technique	Unobservable Input	Input Range
Royalties Payable	Discounted future cash flows	Revenue adjusted discount rate	20%

	December 31, 2023
Instrument	Valuation Technique	Unobservable Input	Input Range
Royalties Payable	Discounted future cash flows	Revenue adjusted discount rate	28%

Increases or decreases in the fair value of the royalties payable can result from updates to assumptions, such as changes in discount rates, project cash flows, among other assumptions. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Changes or updates to assumptions could have a material impact on the reported fair value, the change in fair value, and the results of operations in any given period.

Accounts Receivable and Allowances for Credit Losses

Under the Current Expected Credit Loss ("CECL") impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on three portfolio segments: Hospitals - United States, Hospitals - Europe, and Distributors. The determination of portfolio segments is based primarily on the customers’ industry and geographical location.

Trade accounts receivable are recorded at invoiced amounts, net of allowance for credit losses, if applicable, and are unsecured and do not bear interest.

The allowance for credit losses is based on the probability of future collection under the CECL impairment model in which the Company determines its estimated loss rates based on an aging schedule. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors, including customers’ credit risk and historical loss experience. The adequacy of the allowance is evaluated on a regular basis. Trade account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance for credit losses, if any. Changes in the allowance are recorded as adjustments to bad debt expense in the period incurred.

The allowance for credit losses within trade accounts receivable was not material as of September 30, 2024 and December 31, 2023.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. The Company reduces the carrying value of inventories for those items that are potentially in excess, obsolete or slow-moving based on changes in customer demand, technological developments or other economic factors.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Machinery and equipment	2-5 years
Computer hardware and software	1-5 years
LockeT animation video	3 years
VIVO DEMO/Clinical Systems	1-5 years

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

Impairment of Long-Lived Assets

In accordance with ASC 360, Impairment and Disposals of Long-lived Assets, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value of the long-lived assets may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the assets carrying value over its fair value is recorded in the Company’s consolidated statements of operations at that date.

The Company concluded there was no impairment as of September 30, 2024.

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

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using a combination of an income and market approach. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgment. Pursuant to ASU 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. There were impairment charges of $60.9 million recognized during the nine months ended September 30, 2023 (see Note 3, Business Combination and Note 7, Goodwill for additional details). As of December 31, 2023, goodwill was fully impaired.

Royalties Payable

The Company is obligated to pay royalties under various royalty agreements executed by Old Catheter. On January 9, 2023, prior to the consummation of the Merger, Old Catheter entered in an agreement with its Convertible Promissory Noteholders (“Noteholders”), which substantially consisted of amounts due to David A. Jenkins, previously Old Catheter's Chairman of the Board of Directors, and, currently, the Company’s Executive Chairman of the Board of Directors and Chief Executive Officer, to forgive all accrued interest and future interest expense in exchange for a future royalty right. The Company will pay to the Noteholders a royalty equal to 11.82% of net sales of LockeT, commencing on the first commercial sale through December 31, 2035 (see Note 10, Royalties Payable).

The Company recognizes a current liability for royalty fees incurred and payable to the Noteholders based on actual sales of LockeT devices. The liability is recorded as current portion of royalties payable in the condensed consolidated balance sheet. The Company further recognizes a liability for future, estimated royalty payments to the Noteholders at fair value, which is recorded as royalties payable in the condensed consolidated balance sheet (the “Royalties Payable”). The fair value of the Royalties Payable is an estimate that is based on the projected sales of LockeT through the end of 2035. The projected sales are then multiplied by the royalty rate of 11.82% and discounted back to their present value using the RADR.

At each reporting date, the fair value of the Royalty Payable is re-measured in connection with any changes to Management’s projections as a change in estimate.

Product Warranty

The Company offers product warranties against defects in material and workmanship when properly the products are used for their intended purpose and properly maintained.

Warranty expenses are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Changes in estimates to previously established warranty accruals result from current period updates to assumptions regarding repair and product recall costs and are included in current period warranty expense. As of September 30, 2024 and December 31, 2023, there was no accrued warranty balance.

Distinguishing Liabilities from Equity

The Company evaluates equity or liability classification for freestanding financial instruments, including convertible preferred stock, warrants, and options, pursuant to the guidance under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company classifies as liabilities all freestanding financial instruments that are (i) mandatorily redeemable, (ii) represent an obligation to repurchase the Company’s  equity shares by transferring assets, or (iii) represent an unconditional obligation (or conditional obligation if the financial instrument is not an outstanding share) to issue a variable number of shares predominantly based on a fixed monetary amount, variations in something other than the fair value of the Company’s equity shares, or variations inversely related to changes in fair value of the Company’s equity shares.

If a freestanding financial instrument does not represent an outstanding equity share and does not meet liability classification under ASC 480, the Company then assesses whether the freestanding financial instrument is indexed to its own stock and meets equity classification pursuant to ASC 815-40, Derivatives and Hedging (“ASC 815”). The Company further assesses whether the freestanding financial instruments should be classified as temporary equity. Freestanding financial instruments that are redeemable for cash or other assets at a fixed or determinable date, at the option of the holder, or upon the occurrence of an event are classified in temporary equity in accordance with ASC 480. Otherwise, the freestanding financial instruments is classified in permanent equity.

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company accounts for a contract with a customer when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenue is measured as the amount of consideration expected to be received in exchange for transferring promised goods or services. The amount of consideration to be received and revenue recognized may vary due to discounts. A performance obligation is a promise in a contract to transfer a distinct good or service. If there are multiple performance obligations in the customer contract, the Company allocates the transaction price in the contract to each performance obligation based on the relative standalone selling price. Revenue is recognized when performance obligations in the customer contract are satisfied. This generally occurs when  the customer obtains control of a promised good at a point in time or when a customer receives a promised service over time.

Pursuant to ASC 606, the Company applies the following five steps to each customer contract:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price in the contract

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

VIVO System

The VIVO System offers 3D cardiac mapping to help localize the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. Customers are provided with VIVO Positioning Patch Sets, which are custom patches, that are used in conjunction with the VIVO System. The VIVO Positioning Patch Sets are integral to the functionality of the VIVO System. The VIVO System, including the VIVO Positioning Patch Sets, represents the Company’s primary performance obligation. The Company recognizes revenue when physical possession and control of the VIVO System is transferred to the customer upon delivery. The Company also offers customers software upgrades for the VIVO System, which may be purchased and paid in advance at contract inception. Software upgrades represent stand-ready services, whereby the Company promises to provide software upgrades to the customer when and as upgrades are available. Software upgrade services may be offered for initial contract terms of one to multiple years. Customers have the option to renew terms for software upgrades services at the end of each term. The software upgrade services represent the Company's second performance obligation, which is recognized evenly over time over the contract term.

The Company invoices the customer after physical possession and control of the VIVO System is transferred to the customer and recognizes revenue upon delivery. The timing of payment for the corresponding invoices is dependent upon the credit terms identified in each contract. The Company invoices customers who pay for software upgrades in advance in conjunction with the invoice for the delivery of the VIVO System, and subsequent renewals of software upgrades are invoiced at the inception of the term. Revenue for these stand-ready services is recognized evenly over the term of the upgrade period, consistently with similar stand-ready services under ASC 606. Similar to the delivery of the VIVO System, the timing of payment for the corresponding invoices is dependent upon the credit terms identified in each contract.  Revenue is recognized at the point in time that the product is delivered to the customer.

LockeT

LockeT was launched by the Company in February 2023 and is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure. LockeT is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently. The LockeT device represents a performance obligation in the customer contract. The Company recognizes revenue when it transfers control of the LockeT device to the customer, which happens when the Company delivers the product to the customer.

For both LockeT and VIVO System, the Company has elected the practical expedient to expense costs incurred to obtain a contract, rather than recognizing these costs as an asset at the time of occurrence.

Disaggregation of Revenue

The following table summarizes disaggregated product sales by geographic area (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Product Sales
US	$62	$110	$129	$241
Europe	34	23	142	73
	$96	$133	$271	$314

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net product sales, while all other shipping and handling costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Advertising and Marketing

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising costs were $31 thousand and $127 thousand during the three and nine months ended September 30, 2024, respectively. Advertising costs were $309 thousand and $914 thousand during the three and nine months ended September 30, 2023, respectively.

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

Stock-Based Compensation

The Company records stock-based compensation expense associated with stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) issued to employees, members of the Company’s board of directors and consultants in accordance with the guidance under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company evaluates whether an award should be classified and accounted for as a liability award or equity award for all stock-based compensation awards granted. Stock-based compensation expense for stock options is measured at the grant date based on the estimated fair value of the award using the Black-Scholes option pricing valuation model (“Black-Scholes model”), which incorporates various assumptions, including expected term, volatility and risk-free interest rate. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the respective award. Share-based compensation for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not probable or is not met, no stock-based compensation expense is recognized, and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

As a result of the Merger, all unvested Old Catheter stock options were subject to accelerated vesting and became fully vested as of the closing date of the business combination. The Company recognized the fair value of the replacement options as included in consideration transferred to the extent they do not exceed the fair value of the equivalent Old Catheter options. Any incremental fair value was recognized in compensation expense in the post-combination period, with this recognized as a Day 1 expense due to the Old Catheter options becoming fully vested concurrent with the closing of the business combination.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and other expense, respectively.

Basic and Diluted Net Loss per Share of Common Stock

Earnings per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for the holders of the Company’s common shares and participating securities. The Company’s Series A Convertible Preferred Stock, Series X Convertible Preferred Stock, and outstanding warrants contain participating rights in distributions made to common stockholders and, therefore, are participating securities. The Company did not declare nor pay any dividends nor distributions in the current period. Furthermore, the participating securities do not include a contractual obligation to share in the losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss. In addition, common stock equivalent shares (whether or not participating) are excluded from the computation of diluted earnings per share in periods in which they have an anti-dilutive effect on net loss per common share.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from warrants, stock options, non-vested restricted stock awards, restricted stock units, Series A Convertible Preferred Stock, and Series X Convertible Preferred Stock  were antidilutive (see Note 12, Net Loss per Share).

Net loss attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed dividends declared. The Company recorded a deemed dividend for the modification of existing warrants and issuance of new warrants during the three and nine months ended September 30, 2023 of $0 and $0.8 million, respectively. The deemed dividend is added to the net loss in determining the net loss available to common stockholders for the three and nine months ended September 30, 2023. There was no deemed dividend for the three and nine months ended September 30, 2024.

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

The following table summarizes the final purchase price allocations relating to the Merger (in thousands):

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
	$28,361

Notwithstanding the above, as described in Note 7, management determined that there were indicators of asset impairment during the nine months ended September 30, 2023, and assessed the carrying values of the Company’s intangible assets and goodwill. As a result of the impairment analysis in prior periods, the Company recorded an impairment charge of $60.9 million for the nine months ended September 30, 2023. This amount represented the purchase price amount ascribed to goodwill.

Transaction costs incurred in connection with this business combination amounted to approximately $0 and $1.7 million during the three and nine months ended September 30, 2023, respectively.

Pro Forma Financial Information

The following table represents the revenue, net loss and net loss per share effect of the acquired company, as reported on a pro forma basis as if the acquisition occurred on January 1, 2023. These pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the first day of the period presented, nor does the pro forma financial information purport to represent the results of operations for future periods. The following information for the three and nine months ended September 30, 2023 is presented in thousands except for the per share data (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Revenues	$133	$317
Net loss	$(1,927)	$(70,073)
Net loss attributable to common stockholders	$(1,927)	$(70,873)
Basic and diluted net loss per share – on a pro forma basis	$(0.28)	$(14.07)

Note 4. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$4	$27
Finished goods	28	17
Inventories	$32	$44

There were no charges for inventory obsolescence or allowance recorded during the three and nine months ended September 30, 2024 and 2023.

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Machinery and equipment	$29	$16
Computer hardware and software	29	17
LockeT Animation Video	29	—
VIVO DEMO/Clinical Systems	101	69
Property and equipment, gross	188	102
Accumulated depreciation	(77)	(32)
Property and equipment, net	$111	$70

Depreciation expense was $19 thousand and $45 thousand for the three and nine months ended September 30, 2024, respectively. Depreciation expense was $9 thousand and $26 thousand for the three and nine months ended September 30, 2023, respectively.

Note 6. Intangible Assets

The following table summarizes the Company’s intangible assets as of September 30, 2024 (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount at January 9, 2024	Accumulated Amortization	Net Book Value at September 30, 2024
Developed technology ‐ VIVO	15	$8,244	$(962)	$7,282
Developed technology ‐ LockeT	14	18,770	(2,347)	16,423
Customer relationships	6	62	(18)	44
Trademarks/trade names ‐ VIVO	9	876	(170)	706
Trademarks/trade names ‐ LockeT	9	409	(79)	330
		$28,361	$(3,576)	$24,785

The following table summarizes the Company’s intangible assets as of December 31, 2023 (in thousands):

	Estimated Useful Life in Years	Gross Carrying Amount at January 9, 2023	Accumulated Amortization	Net Book Value at December 31, 2023
Developed technology ‐ VIVO	15	$8,244	$(550)	$7,694
Developed technology ‐ LockeT	14	18,770	(1,341)	17,429
Customer relationships	6	62	(10)	52
Trademarks/trade names ‐ VIVO	9	876	(97)	779
Trademarks/trade names ‐ LockeT	9	409	(45)	364
		$28,361	$(2,043)	$26,318

The estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

Years ending December 31,	Future Amortization Expense
Remainder of 2024	$510
2025	2,043
2026	2,043
2027	2,043
2028	2,043
Thereafter	16,103
Total	$24,785

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense, included within selling, general and administrative expenses, relating to the Company's intangible assets was $0.5 million and $1.5 million for the three and nine months ended September 30, 2024 and 2023, respectively.

The weighted average remaining amortization period for the Company’s intangible assets as of September 30, 2024, is 12.32 years.

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

The Company tests Goodwill for impairment at the reporting unit level annually in the fourth quarter or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. Due to a sustained decrease in the Company’s share price during the quarter ended March 31, 2023, the Company concluded that, in accordance with ASC 350, a triggering event occurred indicating that potential impairment exists and required the Company to assess if impairment exists as of March 31, 2023. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test, which resulted in the carrying amount of the reporting unit exceeding the estimated fair value of the reporting unit, indicating that the goodwill of the reporting unit was impaired. The Company utilized a combination of an income and market approach to assess the fair value of the reporting unit. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. The guideline public company market approach considered marketplace earnings multiples from within a peer public company group. As of December 31, 2023, cumulative goodwill impairment charges of $60.9 million were incurred related to the Company’s single reporting unit and no goodwill remains as of this date.

Note 8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Legal expenses	$60	$102
Offering costs	1,356	1,356
Compensation and related benefits	33	43
Other accrued expenses	48	232
Accrued expenses	$1,497	$1,733

The product warranty accrual related to the voluntary recall of DABRA catheters was initiated in September 2019. The recall was closed by the FDA in July 2023 and no claims have been submitted in approximately 2 years. As such, the Company derecognized the warranty liability of $192 thousand as of December 31, 2023. As of September 30, 2024 and December 31, 2023, the accrued warranty balance was $0.

Note 9. Notes Payable

Note Payable - Director & Officer Liability Insurance

The Company purchased director and officer liability insurance coverage on October 16, 2023 for $447 thousand. A down payment of $157 thousand was made and the remaining balance of $291 thousand was financed over 8 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan is 8.990%. Interest expense on this loan was $1 thousand and $4 thousand for the three and nine months ended September 30, 2024, respectively. The loan balance was $184 thousand as of December 31, 2023. The loan balance was paid off in May of 2024 and therefore there is no balance as of September 30, 2024.

The Company purchased director and officer liability insurance coverage on September 26, 2024 for $293 thousand. A down payment of $44 thousand was made and the remaining balance of $249 thousand was financed over 10 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan is 9.990%. Interest expense on this loan was $0 for the three and nine months ending September 30, 2024. The loan balance was $249 thousand as of September 30, 2024.

Short Term Promissory Notes (collectively, the “Related Party Notes”)

On May 30, 2024, David A. Jenkins loaned $500,000 to the Company in exchange for a short-term promissory note.

On June 25, 2024, an entity controlled by Mr. Jenkins loaned $150,000 to the Company in exchange for a short-term promissory note.

On July 1, 2024 and July 18, 2024, the Company entered into two short-term promissory notes with an affiliate of Mr. Jenkins, where the affiliate loaned $250,000 and $100,000, respectively, to the Company in exchange for the notes.

On July 25, 2024, the Company entered into a short-term promissory note with a Trust, of which Mr. Jenkins’ adult daughter is the trustee, where the Trust loaned $500,000 to the Company in exchange for the note.

All of these short-term promissory notes (the “Related Party Notes”) had a maturity date of August 30, 2024, and bear interest at the rate of 8% per annum.

On August 23, 2024, the Company entered in the first amendment of the Related Party Notes, which extended the maturity date to January 31, 2026 and increased the interest rate to 12% per annum after August 31, 2024. All other terms and conditions remained substantially unchanged. As part of the amendment, the Company paid down all accrued interest to date of $21 thousand. The first amendment was accounted for as a debt modification in accordance with ASC 470-50, Debt Modifications and Extinguishment (“ASC 470-50”). Since the modified terms and conditions were not substantially different from the prior terms and conditions, the Company accounted for the debt modification as a continuation of the original debt instrument. The Company further concluded that the debt modification did not result in any adjustments to the carrying value of the Notes.

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

Interest expense on the Related Party Notes was $33 thousand and $36 thousand for the three and nine months ended September 30, 2024, respectively. The balance of the Related Party Notes and accrued interest was $1.5 million as of September 30, 2024, $16 thousand of which relates to accrued interest and is recorded under interest payable to related parties on the condensed consolidated balance sheets.

See Note 19, Related Parties for additional details.

Note 10. Royalties Payable

LockeT Royalty

On January 9, 2023, Old Catheter entered into an agreement with the Noteholders to forgive all accrued interest and future interest expense in exchange for a future royalty right. Under these agreements, the Company is obligated to pay the Noteholders a total royalty equal to approximately 12% of net sales of its LockeT device on a quarterly basis, commencing upon the first commercial sale through December 31, 2035.

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

The LockeT device had sales during the three and nine months ended September 30, 2024, and as such the Company owes the first royalty payment in relation to the Royalty Agreement. As of September 30, 2024, the Company owes $17 thousand in relation to LockeT sales.

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

The Company is not actively marketing and selling the AMIGO System. There was no royalty expense recorded for the three and nine months ended September 30, 2024 and 2023 in relation to the AMIGO System. The AMIGO System royalty has been earned and payment has been deferred to a future date.

The table below represents the change in fair value of Level 3 royalties payable for the nine months ended September 30, 2024 and 2023 ($ in thousands). See Note 2, Summary of Significant Accounting Policies, for valuation techniques.

	2024	2023
Beginning Balance, January 1,	$6,974	$—
AMIGO royalty payable recognized in connection with the Merger	—	159
LockeT royalty payable recognized in connection with the Merger	—	14,022
Payments owed on royalties payable	17	—
Change in fair value of royalties payable	2,823	(5,333)
Ending Balance, September 30,	$9,814	$8,848

Note 11. Leases

For the three and nine months ended September 30, 2024 and 2023 operating lease expense and cash paid for leases were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$28	$23	$80	$52
Cash paid for leases	$25	$32	$78	$62

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

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases, as of September 30, 2024:

Weighted average remaining lease term (in years) - operating leases	1.37
Weighted average discount rate - operating leases	8.65%

South Carolina Office Lease Agreement

On September 27, 2022, Old Catheter entered into a lease agreement for office space located in Fort Mill, South Carolina. The space is used for office and general use. The term of the lease began on October 1, 2022, is 38 months, and includes two months of free rent from the commencement date of the lease. The lease contains two separate 36 month renewal periods, which require 180 days’ notice of the Company's intention to exercise. As of the date of these condensed consolidated financial statements, the Company does not intend to exercise either of the two extension options. Total rent is $3,435 per month for the first ten months following the two months of free rent, with annual increases on the anniversary of the effective date. The Company has adopted the practical expedient under Topic 842, which permits the Company to account for each separate lease component of a contract and its associated non-lease components as a single lease payment. As a result, beginning at lease inception on October 1, 2022, the Company recognized the lease payments and associated common area maintenance payments as a single lease payment.

New Jersey Office Lease Agreement

On December 7, 2022, Old Catheter entered into a lease agreement for office space located in Augusta, New Jersey. The space is used for office and general use. The term of the lease is 24 months and began on January 1, 2023. The lease contains one 24 month renewal period, which requires 9 months’ notice if the Company intends to exercise. In March 2024, the Company notified the landlord of its intent to extend the lease for a 12-month period.  In April 2024, a lease extension agreement was entered into extending the lease through December 31, 2025.  Total rent is $1,207 per month through December 31, 2024, and $1,267 for the remaining term of the extended lease.

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

Future lease payments for all lease obligations for the following five fiscal years and thereafter are as follows (in thousands):

Years ending December 31:	Operating Lease
Remainder of 2024	$24
2025	98
2026	14
Total minimum lease payments	136
Less effects of discounting	(1)
Present value of future minimum lease payments	$135

Operating lease right-of-use assets and lease liabilities for the Company's operating leases were recorded in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2024	2023
Assets
Operating lease right-of-use assets, net	$127	$179
Total lease assets	$127	$179

Liabilities
Current liabilities:
Current portion of operating lease liabilities	$99	$91
Non-current liabilities:
Operating lease liabilities	36	97
Total lease liabilities	$135	$188

Note 12. Net Loss per Share

The Company’s Series A Convertible Preferred Stock, Series X Convertible Preferred Stock and outstanding warrants to purchase common stock have participation rights to any dividends that may be declared in the future and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to the participating securities since the holders have no contractual obligation to share in the losses of the Company.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at September 30, 2024, consisted of Series X Convertible Preferred Stock of 1,265,601 shares, warrants of 13,170,652, stock options of 95,813, and no Series A convertible preferred stock, restricted stock awards or restricted stock units.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at September 30, 2023, consisted of Series A convertible preferred stock of 286,125 shares, Series X convertible preferred stock of 1,267,469 shares, warrants of 1,104,215, stock options of 21,465, and restricted stock units of 2.

Net loss attributable to common stockholders for the nine months ended September 30, 2023, consists of net loss, as adjusted for deemed dividends. The Company recorded a deemed dividend for the modification of existing warrants and issuance of the Series E warrants (see Note 13, Equity Offerings) of $0.8 million, during the nine months ended September 30, 2023.

Note 13. Equity Offerings

Warrant Inducement Offer

On January 9, 2023, the Company reduced the exercise price of all existing warrants (the "Existing Warrants"), exercisable for 33,161 shares of the Company’s common stock held by an investor (the “Investor”), with exercise prices ranging from $140.00 to $5,265 per share to $40.00 per share (the "2023 Warrant Repricing"). In connection with the 2023 Warrant Repricing, the Company entered into a Warrant Inducement Offer Letter (the "2023 Inducement Letter") with the Investor pursuant to which it would exercise up to all of the 33,161 Existing Warrants (the "Inducement Offer"). In consideration for exercising the Existing Warrants pursuant to the terms of the 2023 Inducement Letter, the Company received approximately $1.3 million in gross proceeds. The Company paid placement agent aggregate cash fees plus other offering costs of approximately $0.2 million related to the Inducement Offer, resulting in net proceeds to the Company of $1.1 million. In consideration for exercising the Existing Warrants pursuant to the terms of the 2023 Inducement Letter, the Company issued the Investor a new Series E common stock purchase warrant (the "Series E Warrant") to purchase 33,161 shares of common stock at an exercise price of $40.00 per share. The Series E Warrant is exercisable for five years from the date of stockholder approval. Exercise of the Series E Warrant in full was subject to approval of the Company's stockholders other than the Investor, which was obtained at a special meeting of the Company's stockholders held on March 21, 2023 (the "Stockholders' Meeting"). The incremental fair value of the repriced warrants amounted to $0.3 million and the fair value of Series E warrant totaled $1.9 million. The relative fair value of such amounts were recorded to additional paid-in capital concurrent with the exercise of the Existing Warrants.

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

The warrants, other than the Series E Warrants that are presented in a separate table below, were valued on the date of the 2023 Warrant Repricing using the Black-Scholes model based on the following assumptions:

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

Private Placement

On January 9, 2023, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) for a private placement (“Private Placement”), with the Investor. Pursuant to the Securities Purchase Agreement, the Investor agreed to purchase, for an aggregate purchase price of approximately $8.0 million, (a) Class A units at a price that was the lower of $3.00 per unit and 90% of the 5 day volume weighted average price of the Company’s common stock immediately prior to obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants (as each are defined below), without adjusting such price for the reverse stock split, each consisting of one tenth of one share of common stock, one tenth of one Series F common stock purchase warrant (“Series F Warrant”), and one tenth of one Series G common stock purchase warrant (“Series G Warrant”), and together with the Series F Warrants (the “PIPE Warrants”) and (b) Class B units at a price of $1,000 per unit, each consisting of one share of a new series of the Company’s preferred stock, designated as Series A Convertible Preferred Stock (the “PIPE Preferred Stock”), par value $0.0001, and one tenth of one Series F Warrant and one tenth of one Series G Warrant for each one-tenth of one share of the Company’s common stock underlying the PIPE Preferred Stock (each share of which is convertible into a number of shares of the Company’s common stock equal to $1,000 divided by the lower of $30.00 and 90% of the 5 day volume weighted average closing price, multiplied by ten in order to reflect the impact of the reverse stock split of the Company’s common stock immediately prior to the obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants, or the Preferred Conversion Rate). The closing under the Securities Purchase Agreement and the sale and issuance of the Class A units and Class B units (and the issuance of any underlying common stock) were approved at the Stockholders’ Meeting. At the closing of the Private Placement, the Company issued 497,908 Class A units for proceeds of approximately $0.9 million and 7,203 Class B units for proceeds of approximately $7.1 million which contained preferred shares that were convertible into up to 450,123 shares of common stock, as well as the issuance of warrants described below.

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

Placement Fees

In connection with offerings completed by the Company in 2022, (the "2022 Offerings"), the Company entered into an agreement with a placement agent that, subject to satisfaction of the requirements contained therein, called for a placement fee payable based on capital raised from certain investors for a definitive time following the expiration of the agreement. The accrued placement fee of approximately $1.4 million related to the 2022 Offerings is included in accrued expenses in the consolidated balance sheets as of September 30, 2024. Additionally, the agreement called for the issuance of warrants with the following terms:

Number of shares	Exercise Price	Expiration
3,300	$312.50	5 years
3,100	$175.00	5 years

The warrants were valued on the date of the 2022 Offerings using the Black-Scholes model based on the following assumptions:

Value ($ in millions)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Term (years)
$0.4	93.25%	1.81%	0%	5.0
$0.2	96.70%	2.87%	0%	5.0

September 2024 Public Offering

On September 3, 2024, in connection with the September Public Offering (see Note 1), the Company sold an aggregate of 805,900 Common Stock Units and 2,773,000 Pre-Funded Warrant Units at a public offering price of $1.00 per Common Stock Unit and $0.9999 per Pre-Funded Warrant Unit. The Company received gross proceeds of approximately $3.6 million less underwriting discounts and commissions of $1.0 million, resulting in net proceeds of $2.6 million.

Each Common Stock Unit consists of: (i) one share of the Company's Common Stock, (ii) a Series H Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share that expires six months from the date of issuance, (iii) a Series I Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share that expires eighteen months from the date of issuance, and (iv) a Series J Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share that expires five years from the date of issuance.

Each Pre-Funded Warrant Unit consists of: (i) a Pre-Funded Warrant to purchase one share of Common Stock at an exercise price of $0.0001 per share with no expiration date, (ii) one Series H Warrant, (iii) one Series I Warrant (iv) and one Series J Warrant.

Pursuant to the Underwriting Agreement, the Company granted the Representative a 45-day Overallotment Option to purchase up to (i) 468,041 additional shares of Common Stock, (ii) 468,041 additional Series H Warrants, (iii) 468,041 additional Series I Warrants, and/or (iv) 468,041 additional Series J Warrants, solely to cover over-allotments. On August 30, 2024, the Underwriters partially exercised the Overallotment Option to purchase an additional 458,623 shares of Common Stock, 458,623 Series H Warrants, 458,623 Series I Warrants, and 458,623 Series J Warrants, or 458,623 Common Stock Units. The Common Stock Units issued through the exercise of the Overallotment Option are included in the 805,900 Common Stock Units noted above. The Overallotment Option expires on October 14, 2024, and is not expected to be exercised. The remaining balance of the Overallotment Option is not material to the condensed consolidated financial statements as of September 30, 2024.

Furthermore, at the closing date, the Company agreed to deliver warrants to purchase an aggregate number of shares of Common Stock equal to 6% of the shares of Common Stock (i) issued in connection with the September 2024 Public Offering and (ii) issuable upon the exercise of the Pre-Funded Warrants. Therefore, the Company issued 214,734 warrants to the Representative and its designees (the “Representative Warrants”). The Representative Warrants are part of the underwriter costs and commissions incurred in connection with the September 2024 Public Offering. The Representative Warrants may be exercised to purchase one share of Common Stock at an exercise price of $1.55 per share and expires five years from the date of issuance.

Each Series H Warrant, Series I Warrant, Series J Warrant (collectively, the “Series Warrants”), and Pre-Funded Warrant is immediately exercisable. The exercise price of the Series Warrants and Pre-Funded Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s Common Stock. Subject to limited exceptions, a holder of the Series Warrants will not have the right to exercise any portion of its Series Warrants if the holder (together with such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% of the shares of Common Stock then outstanding (the “Beneficial Ownership Limitation”). Similarly, a holder of the Pre-Funded Warrants has a Beneficial Ownership Limitation of 9.99%. At the holder’s option, the holder of the Series Warrants may increase the beneficial ownership limitation to 19.99% of the shares of Common Stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

The Representative Warrants are exercisable after six months from the effective date of the Registration Statement filed by the Company on August 29, 2024. The Representative Warrants further have a Beneficial Ownership Limitation of 4.99%, which may be increased to 9.99% of the shares of Common Stock then outstanding at the option of the Representative. Any increase in the Beneficial Ownership Limitation will become effective upon 61 days’ prior notice to the Company.

The Company assessed the Series Warrants, Pre-Funded Warrants, and Representative Warrants issued in connection with the September 2024 Public Offering (collectively, the “September 2024 Warrants”) and determined that they do not require liability classification pursuant to ASC 480. Furthermore, the September 2024 Warrants do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the September 2024 Warrants were recorded to additional paid-in capital in the condensed consolidated balance sheets.

Warrants

The following table presents the number of common stock warrants outstanding:

Warrants outstanding, December 31, 2023	1,104,217
Issued	13,724,435
Exercised	(1,658,000)
Expired	—
Warrants outstanding, September 30, 2024	13,170,652

As of September 30, 2024, and December 31, 2024, all warrants outstanding are recorded in additional paid-in capital in the condensed consolidated balance sheets. The following table presents the number and type of common stock warrants outstanding, their exercise price, and expiration dates as of September 30, 2024:

Warrant Type	Warrants Outstanding	Exercise Price	Expiration Date
May 2020 Warrants	1,275	$5,625.00	5/20/2025
May 2020 Placement Agent Warrants	124	$7,031.25	5/20/2025
August 2020 Warrants	1,943	$4,375.00	8/3/2025
August 2020 Placement Agent Warrants	192	$5,468.75	7/30/2025
August 2021 Pharos Banker Warrants	148	$1,495.00	8/16/2026
February 2022 Series B Warrants	39,153	$140.00	2/4/2029
July 2022 Series C Warrants	28,404	$140.00	7/22/2027
January 2023 Series E Warrants	33,161	$40.00	3/21/2028
March 2023 Series F Warrants	499,909	$30.00	3/21/2025
March 2023 Series G Warrants	499,909	$30.00	3/21/2029
September 2024 Pre-Funded Warrants	1,115,000	$0.00	None
September 2024 Series H Warrants	3,578,900	$1.00	3/3/2025
September 2024 Series I Warrants	3,578,900	$1.00	3/3/2026
September 2024 Series J Warrants	3,578,900	$1.00	9/3/2029
September 2024 Representative Warrants	214,734	$1.55	8/29/2029
	13,170,652

As of September 30, 2024, the warrants issued by the Company had a weighted average exercise price of $5.29.

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

Series X Convertible Preferred Stock has no voting rights prior to the conversion into common stock. While there are generally no voting rights of the Series X Convertible Preferred Stock, there are protective rights regarding the sales of the company, change of control, etc. Series X Preferred Stock may convert into common stock only if the Company’s common stock has been delisted from the NYSE American or has been approved for initial listing on the NYSE American or another stock exchange, at a rate of 100 shares of common stock for each share of Series X Convertible Preferred Stock.

Other than dividends payable in shares of Common Stock, Holders of Series X Convertible Preferred Stock will be entitled to receive dividends on shares of Series X Convertible Preferred Stock equal, on an as-if-converted-to-common stock basis, and in the same form as dividends actually paid on shares of Common Stock.

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

The following conversions of Series A Convertible Preferred Stock occurred subsequent to the issuance and prior to September 30, 2024:

Date of Conversion	Series A Shares Converted	Common Shares Issued
July 5, 2023	1,750	109,355
July 24, 2023	875	54,678
January 24, 2024	875	54,678
July 1, 2024	1,303	81,423
July 11, 2024	1,000	62,489
July 22, 2024	1,000	62,500
July 23, 2024	400	25,000

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

Note 15. Stock-Based Compensation

2018 Equity Incentive Plan

In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”) which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. In July 2023, the 2018 Plan was replaced by the 2023 Equity Incentive Plan (the "2023 Plan"), as described below. As of July 2023, no additional awards could be made under the 2018 Plan and no shares of common stock were reserved for future issuance. As of September 30, 2024, there are 7 non-statutory stock options outstanding under the 2018 Plan.  Three expire in June 2028 and four expire in January 2030.

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

In April 2024, the Company formally terminated the ESPP. For the three and nine months ended September 30, 2024 and 2023, no cash was received from the exercise of purchase rights under the ESPP in each respective period.

As of September 30, 2024, the Company had issued 95 shares of common stock since inception of the ESPP, and no shares were reserved for future issuance.

As of December 31, 2023, the Company had issued 95 shares of common stock since inception of the ESPP, and 2 shares were reserved for future issuance.

Upon termination of the ESPP in April 2024, the reserved shares were released back to the authorized pool.

2020 Inducement Equity Incentive Plan

In March 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) for the purpose of attracting, retaining and incentivizing employees in furtherance of the Company’s success. The 2020 Plan was adopted without stockholder approval pursuant to Rule 303A.08 of the New York Stock Exchange. The 2020 Plan is used to offer equity awards as material inducements for new employees to join the Company. Upon adoption of the 2020 Plan, 64 shares of common stock were reserved for the granting of inducement stock options, restricted stock awards, restricted stock units and other forms of equity awards. As of September 30, 2024 and December 31, 2023, zero and 54 shares of common stock were reserved for future issuance under the 2020 Plan. In April 2024, the Company terminated the 2020 Plan at which time the reserved shares were released back to the authorized pool.

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

2023 Equity Incentive Plan

In July 2023, the Company’s stockholders approved, the 2023 Plan, as defined above, which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. Stock options granted under the 2023 Plan to employees and consultants generally will vest annually over a five-year period or as determined by the Board’s Compensation Committee, while grants to non-employee directors generally vest quarterly over a three-year period.  As of September 30, 2024 and December 31, 2023, 225,085 and 50,186 shares of common stock were reserved for future issuance pursuant to the 2023 Plan. The number of shares available for issuance under the 2023 Plan also includes a quarterly increase commencing on September 1, 2023 by an amount equal to the lesser of (i) 10% of the number equal to the number of shares of common stock outstanding on the applicable adjustment date less the number of shares of common stock outstanding at the beginning of the fiscal quarter immediately preceding the adjustment date, but if such number is a negative number, then the increase will be zero; or (ii) such lesser number of shares as may be determined by the Board.

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

The options issued during the three and nine months ended September 30, 2024 were valued at approximately $262 thousand using the Black-Scholes model based on the following assumptions on the date of issue:

	Non-Employee Director Options Issued January 8, 2024	Employee Options Issued January 8, 2024	Employee Options Issued February 26, 2024	Employee Options Issued April 24, 2024	Employee Options Issued July 9, 2024
Risk-free interest rate	4.01%	4.01%	4.28%	4.65%	4.30%
Volatility	175.36%	175.36%	178.14%	211.61%	214.61%
Expected dividend yield	0%	0%	0%	0%	0%
Expected life (in years)	6.5	6.5	6.5	6.5	6.5

Non-Plan Options Issued

On April 24, 2024, the Board approved the issuance of a total of 25,000 Non-Plan Options as an employment incentive for the position of Chief Commercial Officer. The options were issued on May 1, 2024, the first day of employment and vest at 20% per year for 5 years with an exercise price of $5.321 and an expiration date of May 1, 2034.

The non plan options issued were valued at approximately $131 thousand using the Black-Scholes model based on the following assumptions on the date of issue:

Non-Plan Options Issued May 1, 2024
Risk-free interest rate	4.63%
Volatility	211.61%
Expected dividend yield	0%
Expected life (in years)	6.5

The following is a summary of stock option activity for the nine months ended September 30, 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	21,465	$64.71	6.38	$—
Options exercised	—	$—	—	—
Options granted	91,000	$4.42	—	—
Cancelled/forfeited	(16,652)	$4.50	—	—
Outstanding at September 30, 2024	95,813	$17.92	8.86	$4,510.00
Vested and expected to vest at September 30, 2024	95,813	$17.92	8.86	$4,510.00
Exercisable at September 30, 2024	18,148	$75.35	6.07	$—

Restricted Stock Units

All restricted stock units have been forfeited or vested as of December 31, 2023.

Restricted Stock Awards

All restricted stock awards have been forfeited or vested as of December 31, 2023.

Stock-based compensation expense for the three and nine months ended September 30, 2024 was $17 thousand and $36 thousand, respectively, in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the three and nine months ended September 30, 2023 was $2 thousand and $1.2 million respectively, in the Company's condensed consolidated statements of operations.

Total unrecognized estimated stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized at September 30, 2024 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period (in years)
Stock options	$309	4.4
Restricted stock awards	$—	—
Restricted stock units	$—	—

Note 16. Income Taxes

The provision for income taxes for interim periods is determined using an estimated annual effective tax rate. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

For the three and nine months ended September 30, 2024 and 2023, the Company did not record any federal or state income tax provision or benefit due to net losses incurred for all periods presented. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

As of September 30, 2024, the Company has an open sales and use tax audit with the California Department of Tax and Fee Administration covering the period from October 1, 2020 through March 31, 2023.

Note 17. Commitments and Contingencies

In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

As of September 30, 2024, the Company had no outstanding litigation.

Note 18. Employee Benefit Plan

In January 2019, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Under the terms of the 401(k) Plan, all full-time employees were eligible to make voluntary contributions as a percentage or defined amount of compensation. The Company made matching contributions based on 100% of each employee’s contribution up to 3% and 50% of contributions between 3% and 5%, with the match-eligible contribution limited to 4% of the employee’s eligible compensation. The Company cancelled the 401(k) Plan effective March 10, 2023 and distributed all assets held by the 401(k) Plan to the participants. The Company had no expenses related to the matching contributions for the three and nine months ended September 30, 2024 and 2023.

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

During the three months ended September 30, 2024, the Company entered into various short-term promissory notes with various related parties (the “Related Party Notes”). These Related Party Notes had a maturity date of August 30, 2024 and interest rates of 8% per annum. On August 23, 2024, the Notes were amended to extend the maturity date to January 31, 2026 and increase the interest rate to 12% per annum effective August 31, 2024. See Note 9, Notes Payable for further information.

The related parties and the amounts owed to each related party are summarized in the following table (in thousands):

Related Party	Issuance Date	Principal Amount	Interest Paid	Interest Accrued
David Jenkins	5/30/2024	$500	$10	$5
FatBoy Capital	6/25/2024	$150	$2	$2
FatBoy Capital	7/1/2024	$250	$3	$3
FatBoy Capital	7/18/2024	$100	$1	$1
Jenkins Family Charitable Institute	7/25/2024	$500	$4	$5

On September 3, 2024, the Jenkins Family Charitable Institute also invested approximately $500,000 in the Company’s public offering and received 265,000 shares of common stock; 235,000 pre funded warrants with an exercise price of $0.0001 and no expiration date; 500,000 Series H Warrants with an exercise price of $1.00 per share that expire on March 3, 2025; 500,000 Series I Warrants with an exercise price of $1.00 per share that expire on March 3, 2026; and 500,000 Series J Warrants with an exercise price of $1.00 per share that expire on September 3, 2029.

Note 20. Subsequent Events

2024 Warrant Inducement Offer

On October 24, 2024, the Company executed the 2024 Inducement Offer with certain holders of the Existing Warrants. The Existing Warrants had exercise prices ranging from $1.00 to $40.00 per share. Following the closing of the 2024 Inducement Offer, such holders immediately exercised an aggregate of (i) 33,160.8 Series E Warrants, (ii) 499,909.34 Series F Warrants, (iii) 499,909.34 Series G Warrants, (iv) 1,990,000 Series H Warrants, and (v) 2,325,000 Series I Warrants to purchase up to 5.3 million shares of Common Stock at a reduced exercise price of $0.70 per share.

In consideration for the immediate exercise of the Existing Warrants for cash, the Company issued unregistered new Series K Common Stock Purchase Warrants (“Series K Warrants”) to purchase up to a number of shares equal to 200% of the number of shares of Common Stock issued pursuant to the exercise of the Existing Warrants. The Series K Warrants have an exercise price of $0.70 per share, a term of 5.5 years following stockholder approval, and are not exercisable until such approval is obtained.

As additional consideration, the company issued placement agent warrants to purchase up to 320,879 shares of common stock on the same terms as the Series K warrants, except the exercise price is $1.085 per share and have a termination date of October 28, 2029.

The Company received aggregate gross proceeds of approximately $3.7 million in cash from the exercise of the Existing Warrants pursuant to the 2024 Inducement Offer, prior to deducting placement agent fees and offering expenses of $0.4 million. As of the date of the 2024 Inducement Offer, 578,900 Series H and 1,078,900 Series I warrants remained unexercised.

Prior to the repricing and execution of the 2024 Inducement Offer, the Company received additional gross proceeds of approximately $1.2 million from the exercise of 1,010,000 Series H Warrants and 175,000 Series I Warrants in accordance with their original terms (as summarized below).

Issuance of Securities from Warrant Exercises

Aside from the common stock issued in connection with the 2024 Warrant Inducement Offer, the Company also issued common stock in connection with the following exercises of warrants (in thousands):

Name of Warrant	Exercise Date	Issue Date	Shares Common Stock Issued	Number of Warrants Exercised	Proceeds
September 2024 Pre-Funded Warrant	10/3/2024	10/4/2024	250,000	250,000	$—
September 2024 Pre-Funded Warrant	10/16/2024	10/16/2024	196,000	196,000	$—
September 2024 Pre-Funded Warrant	10/18/2024	10/21/2024	434,000	434,000	$—
September 2024 Series H Warrant	10/18/2024	10/21/2024	1,010,000	1,010,000	$1,010
September 2024 Series I Warrant	10/18/2024	10/21/2024	175,000	175,000	$175
September 2024 Pre-Funded Warrant	10/29/2024	10/29/2024	235,000	235,000	$—

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023. These risks include, but are not limited to, that: our ability to obtain CE Mark approval for LockeT is subject to the discretion of EU regulators, and they may require additional information from us or that we conduct additional studies or trials that we may not be able to easily or cost effectively provide or complete, we will be required to raise additional funds to finance our operations and continue as a going concern, and we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us, our business has a history of losses, will incur additional losses, and may never achieve profitability, we have identified material weaknesses in our internal control over financial reporting and these material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, compliance with Sarbanes-Oxley Act Section 404 could have a material adverse impact on our business, we will not be able to reach profitability unless we are able to achieve our product expansion and growth goals; our VIVO launch plans require significant investment in infrastructure and sales representatives, our research and development and commercialization efforts may depend on entering into agreements with corporate collaborators, we have entered into joint marketing agreements with respect to our products, and may enter into additional joint marketing agreements, that will reduce our revenues from product sales, royalty agreements with respect to LockeT, the surgical vessel closing pressure device, will reduce any future profits from this product, if we experience significant disruptions in our information technology systems, our business may be adversely affected, litigation and other legal proceedings may adversely affect our business,  if we make acquisitions or divestitures, we could encounter difficulties that harm our business, failure to attract and retain sufficient qualified personnel could also impede our growth, our revenues may depend on our customers’ receipt of adequate reimbursement from private insurers and government sponsored healthcare programs, we may be unable to compete successfully with companies in our highly competitive industry, many of whom have substantially greater resources than we do, our future operating results depend upon our ability to obtain components in sufficient quantities on commercially reasonable terms or according to schedules, prices, quality and volumes that are acceptable to us, and suppliers may fail to deliver components, or we may be unable to manage these components effectively or obtain these components on such terms, if hospitals, physicians and patients do not accept our current and future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any,  a variety of risks associated with marketing our products internationally could materially adversely affect our business, the impact of the military conflicts in Ukraine and Israel, and the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have affected, and may continue to affect, our business and results of operations, including our supply chain, if the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates, we may be adversely affected by product liability claims, unfavorable court decisions or legal settlements, our ability to use our net operating loss carryforwards may be limited, we may have to make milestone payments under the Settlement Agreement we entered into with the Department of Justice (“DOJ”), we are subject to pervasive and continuing regulation by the FDA and other regulatory agencies. Our products may be subject to additional recalls, revocations or suspensions after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business, changes in trade policies among the United States (“U.S.”) and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products, increased tariffs or the imposition of other barriers to international trade could have a material adverse effect on our revenues and operating results, product clearances and approvals can often be denied or significantly delayed, although we have obtained regulatory clearance for our VIVO and LockeT products in the U.S. and certain non-U.S. jurisdictions, our business plans include expanding uses for our products, which will require additional clearances; and even after clearance is obtained, our products remain subject to extensive regulatory scrutiny, if we or our suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, or any applicable state equivalent, our operations could be interrupted, and our potential product sales and operating results could suffer, our products may be subject to additional recalls, revocations or suspensions after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business, if any of our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions, healthcare reform initiatives and other administrative and legislative proposals may adversely affect our business, financial condition, results of operations and cash flows in our key markets, and if we are unable to obtain and maintain patent protection for our products, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our existing products and any products we may develop, and our technology may be adversely affected.

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

References to “we”, “us”, “our” and “the Company” refer to Catheter Precision, Inc.

Overview

Catheter Precision, Inc. ("Catheter" or the "Company) was incorporated in California on September 4, 2002, and reincorporated in Delaware in July 2018. Catheter was initially formed to develop, commercialize, and market its advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases.

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

One of our two primary products is the VIVO System. We are focused on the design, market development and usage adoption of our VIVO System by cardiac electrophysiologists to enhance their ability to diagnose and treat cardiac arrhythmias. We have completed development, received regulatory clearance, and initiated sales of the VIVO System in the U.S., Europe (“EU”) and the Middle East.

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

In addition, our newest product is LockeT, a suture retention device. LockeT is indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure, and it is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently. LockeT is a sterile Class I product that was registered with the FDA in February 2023, at which time we began initial shipments to distributors. In May 2024, we recognized our first sale of LockeT. In May 2023, Catheter submitted LockeT for CE Mark approval. CE Mark approval is expected in March 2025, at which time initial international shipments to distributors will begin. In September 2024, we received notification of the issuance of our first LockeT patent in the country of China and we also completed a Middle East distribution agreement for LockeT.

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

Recent Developments

September 2024 Public Offering

On August 30, 2024, the Company entered into an underwriting agreement to issue and sell in a public offering (i) 347,277 Common Stock Units, priced at a public offering price of $1.00 per unit, with each unit consisting of (a) one share of Common Stock, (b) one warrant to purchase one share of Common Stock at an exercise price of $1.00 per share that expires on the six month anniversary of the date of issuance (a “Series H Warrant”), (c) one warrant to purchase one share of Common Stock at an exercise price of $1.00 per share that expires on the eighteenth month anniversary of the date of issuance (a “Series I Warrant”), and (d) one warrant to purchase one share of Common Stock at an exercise price of $1.00 per share that expires on the five year anniversary of the date of issuance (a “Series J Warrant”), and (ii) 2,773,000 Pre-Funded Warrant Units, priced at a public offering price of $0.9999 per unit, with each unit consisting of (a) one pre-funded warrant to purchase one share of Common Stock at an exercise price of $0.0001 per share that has no expiration date (a “Pre-Funded Warrant”), (b) one Series H Warrant, (c) one Series I Warrant, and (d) one Series J Warrant.

In addition to the securities described above, the Company granted the underwriter a 45-day Overallotment Option to purchase up to (i) 468,041 additional shares of Common Stock, (ii) 468,041 additional Series H Warrants, (iii) 468,041 additional Series I Warrants, and/or (iv) 468,041 additional Series J Warrants, solely to cover over-allotments. On August 30, 2024, the Underwriters partially exercised the Overallotment Option to purchase an additional 458,623 shares of Common Stock, 458,623 Series H Warrants, 458,623 Series I Warrants, and 458,623 Series J Warrants.

In the aggregate, the Company issued and sold (i) 805,900 Common Stock Units, (ii) 2,773,000 Pre-Funded Warrant Units, and (iii) 214,734 warrants that were issued as part of the underwriter’s compensation, which have an exercise price of $1.55, are not exercisable until March 1, 2025 and expire on August 29, 2029. The public offering closed on September 3, 2024. The net proceeds to the Company, after deducting the underwriting discount, commissions, and management fee and offering expenses payable by the Company, were approximately $2.6 million.

Debt Modification

Between May 30, 2024 and July 25, 2024, the Company issued five short-term promissory notes to related parties totaling $1.5 million with an 8% interest rate and a maturity date of August 30, 2024. On August 23, 2024, the Company amended the promissory notes to extend the maturity date to January 31, 2026. As part of the amendment, all interest accrued as of the amendment date was repaid to the notes holders and the contractual interest rate increased to 12% per annum as of the amendment date. The modified terms and conditions were not substantially different from the original terms and conditions, and the Company applied modification accounting, which resulted in the new carrying amount of the debt being equal to the remaining principal balance of the old debt. The previously outstanding accrued interest through August 30, 2024 was repaid in accordance with the terms of the amendment.

Issuance of Securities from Warrant Exercises

Aside from the common stock issued in connection with the 2024 Warrant Inducement Offer, the Company also issued common stock in connection with the following exercises of warrants (in thousands):

Name of Warrant	Exercise Date	Issue Date	Shares Common Stock Issued	Number of Warrants Exercised	Proceeds
September 2024 Pre Funded	10/3/2024	10/4/2024	250,000	250,000	$—
September 2024 Pre Funded	10/16/2024	10/16/2024	196,000	196,000	$—
September 2024 Pre Funded	10/18/2024	10/21/2024	434,000	434,000	$—
September 2024 Series H	10/18/2024	10/21/2024	1,010,000	1,010,000	$1,010
September 2024 Series I	10/18/2024	10/21/2024	175,000	175,000	$175
September 2024 Pre-Funded	10/29/2024	10/29/2024	235,000	235,000	$—

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

Expansion of Sales Force

Beginning in the first quarter of 2024, we began to rejuvenate our sales force with plans to engage a new Chief Commercial Officer ("CCO"). As of November 2024, the sales force is placed fully in service and ten sales people and three clinical support staff have been hired, along with the new CCO.

Settlement Agreements with the Department of Justice and Participating States

On December 28, 2020, the Company entered into a settlement agreement with the U.S., acting through the Department of Justice ("DOJ") and on behalf of the Office of Inspector General, and other settlement agreements with certain state attorneys general (collectively the "Settlement Agreements"), to resolve investigations and a related civil action concerning its marketing of the DABRA laser system and DABRA-related remuneration to certain physicians. Pursuant to the terms of the Settlement Agreements, if the Company was acquired or was otherwise involved in a change in control transaction (as defined in the Settlement Agreements) before the end of 2024, the Company was required to pay a settlement amount of $5.0 million. As a result of the Merger, the Company made payments of $4.7 million and $0.3 million to the DOJ and participating states, respectively, in February 2023. Additional contingent payments may be required in the future if certain revenue milestones are achieved. However, no liability has been recorded for additional payments based on the Company’s determination that additional future payments are not probable at this time.

Warrant Inducement Offers

On January 9, 2023, we reduced the exercise price of certain existing warrants, exercisable for 33,161 shares of the Company's common stock held by a certain investor (the “Investor”), with exercise prices ranging from $140 to $5,265 per share to $40 per share, or the Warrant Repricing. In connection with the Warrant Repricing, we entered into a warrant inducement offer letter (the “Inducement Letter”), with the Investor pursuant to which it would exercise up to all of the 33,161 existing warrants (the “Inducement Offer”). In consideration for exercising the existing warrants pursuant to the terms of the Inducement Letter, we received approximately $1.3 million in gross proceeds. We paid the placement agent aggregate cash fees of approximately $0.2 million related to the Inducement Offer which represented 8.0% of the gross proceeds received from the Inducement Offer plus other offering costs. In consideration for exercising the existing warrants pursuant to the terms of the Inducement Letter, we issued the Investor a new Series E common stock purchase warrant (“Series E Warrant”), to purchase 33,161 shares of common stock at an exercise price of $40 per share. The Series E Warrant is exercisable for five years from the date of stockholder approval. Exercise of the Series E Warrant in full was approved by the Company's stockholders at the special Stockholders’ Meeting held on March 21, 2023. The incremental fair value of the repriced warrants amounted to $0.3 million and the fair value of Series E warrant totaled $1.9 million. The relative fair values of such amounts were recorded to additional paid-in capital concurrent with the exercise of the existing warrants. We registered the shares of common stock underlying the Series E Warrant for resale in February 2023.

On October 24, 2024, we entered into Warrant Inducement Offer Letters (the “2024 Inducement Offer”) with certain holders of the Company’s existing warrants. Following the closing of the 2024 Inducement Offer, such warrant holders immediately exercised up to an aggregate of (i) 33,160.8 Series E Warrants, (ii) 499,909.34 Series F Warrants, (iii) 499,909.34 Series G Warrants, (iv) 1,990,000 Series H Warrants, and (v) 2,325,000 Series I Warrants to purchase up to approximately 5.3 million shares of the Company’s Common Stock at a reduced exercise price of $0.70 per share. In consideration for the immediate exercise of the existing warrants for cash, the Company agreed to issue unregistered new Series K Common Stock Purchase Warrants (“Series K Warrants”) to purchase up to 10.7 million shares of common stock. We received aggregate gross proceeds of approximately $3.7 million in cash from the exercise of these warrants pursuant to the 2024 Inducement Offer, prior to deducting placement agent fees and offering expense of $0.4 million. Due to beneficial ownership blockers we have issued 2,251,981 shares of common stock and 3,096,000 outstanding pre-funded warrants related to the 2024 Inducement Offer as of November 1, 2024. The Series K Warrants are not exercisable unless and until we obtain stockholder approval of their exercise. In connection with the 2024 Inducement Offer, we repriced all outstanding Series H and Series I Warrants to $0.70 per share, including those that were not exercised. As partial consideration to the placement agent, we issued placement agent warrants to purchase up to 320,879 shares of common stock on substantially the same terms as the Series K warrants, except the exercise price is $1.085 per share and they have a termination date of October 28, 2029.

Securities Purchase Agreement

On January 9, 2023, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), for a private placement (the "Private Placement"), with the Investor. Pursuant to the Securities Purchase Agreement, on March 23, 2023, the Investor purchased, for an aggregate purchase price of approximately $8.0 million, (a) 497,908 Class A Units at a price of $1.60029 per Class A Unit, each consisting of one tenth of one share of common stock, one tenth of one Series F Common Stock Purchase Warrant, or Series F Warrant, and one tenth of one Series G Common Stock Purchase Warrant, or Series G Warrant, and together with the Series F Warrant, the PIPE Warrants, and (b) 4,501,060 Class B Units at a price of $1,000 per unit, each consisting of one share of a new series of the Company’s preferred stock, designated as Series A Convertible Preferred Stock, par value $0.0001, or the PIPE Preferred Stock, and one tenth of one Series F Warrant and one tenth of one Series G Warrant for each share of the Company’s common stock underlying the PIPE Preferred Stock, each share of which is convertible into approximately 62.5 shares of the Company’s common stock (the “Preferred Conversion Rate”). The closing under the Securities Purchase Agreement and the sale and issuance of the Class A Units and Class B Units (and the issuance of any underlying common stock) was approved at the special Stockholders’ Meeting held March 21, 2023. We paid placement agent aggregate cash fees plus other offering costs of approximately $0.2 million related to the Inducement Offer, resulting in net proceeds of $1.1 million.

The PIPE Warrants are exercisable at an exercise price of $30 per share, subject to adjustments as provided under the terms of the PIPE Warrants. The PIPE Warrants are exercisable at any time until the expiration thereof, except that the PIPE Warrants cannot be exercised if, after giving effect thereto, the purchaser would beneficially own more than 4.99% (the “Maximum Percentage”), of the outstanding shares of common stock of the Company, which Maximum Percentage may be increased or decreased by the purchaser with written notice to the Company to any other percentage specified not in excess of 9.99%. The Series F Warrants have a term of two years from the date of stockholder approval, and the Series G Warrants have a term of six years from the date of stockholder approval. Stockholder approval of the Series F Warrants and Series G Warrants was obtained at the special Stockholders’ Meeting held on March 21, 2023.

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

Conversion of Series X Convertible Preferred Stock

On March 21, 2023, the Company held a special meeting of stockholders (the “Stockholders’ Meeting”), at which the stockholders approved, among other things, the issuance of 199,359 shares of common stock upon conversion of 1,993.581 shares of Series X Convertible Preferred Stock which were issued upon the closing of the Merger (see Note 3, Business Combination of our accompanying unaudited condensed consolidated financial statements). On March 23, 2023, the Company issued 197,491 shares of common stock upon the conversion of 1,974.905 shares of Series X Convertible Preferred Stock. On October 24, 2023, the remaining 1,868 shares of common stock were issued upon the conversion of 18.676 shares of Series X Convertible Preferred Stock. As of September 30, 2024, 12,656.011 shares of Series X Convertible Preferred Stock remain outstanding. These shares will convert up to 1,265,601 shares of common stock, only if the Company meets the initial listing standards of the NYSE American or another national securities exchange or is delisted from the NYSE American.

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

Each share of Series A Convertible Preferred Stock is convertible into approximately 62.5 shares of common stock. All series A Convertible Preferred Stock has been converted and no shares are outstanding subsequent to the last conversion on July 24, 2024.

2023 Equity Incentive Plan

On July 11, 2023, we held an Annual Meeting where our stockholders approved the 2023 Equity Incentive Plan (“2023 Plan”) that authorizes us to grant options, restricted stock and other equity-based awards. No issuance of options were granted under the 2023 Plan during the year ended December 31, 2023. In July 2024, the shareholders approved an additional 200,000 shares of common stock for issuance under the plan. As of September 30, 2024, options to purchase an aggregate of 53,709 shares were outstanding and 225,085 shares remain available for grant under the 2023 Plan.  The number of shares available for grant under the 2023 Plan also includes a quarterly increase commencing on September 1, 2023 by an amount equal to the lesser of (i) 10% of the number equal to the number of shares of common stock outstanding on the applicable adjustment date less the number of shares of common stock outstanding at the beginning of the fiscal quarter immediately preceding the adjustment date, but if such number is a negative number, then the increase will be zero; or (ii) such lesser number of shares as may be determined by the Board.

Components of our Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

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

One of our two primary products in 2024 is the VIVO System. The VIVO System offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. In addition to the VIVO System, customers are provided with VIVO Positioning Patch Sets, which are custom patches, that are used in conjunction with the VIVO System to complete the intended output of the VIVO System. The delivery of the VIVO System, including the VIVO Positioning Patch Sets, represents our primary performance obligation. We recognize revenue upon the delivery of the VIVO system. We also provide customers with the option to pay for software upgrades in advance at the time of the contract's inception. Software upgrades are stand-ready services, whereby we will provide software upgrade services to the customer when and as upgrades are available. Terms of the period covered by the payment of software upgrades in advance can range from one year to multiple years. Customers have the option to renew terms covered by software upgrades at the end of each term. The stand-ready software upgrades represent our second separate performance obligation and revenue is recognized over the term of the period.

We invoice the customers after physical possession and control of the VIVO System is transferred to the customer and recognize revenue upon delivery. The timing of payment for the corresponding invoices is dependent upon the credit terms identified in each contract. We invoice customers who pay for software upgrades in advance in conjunction with the invoice for the delivery of the VIVO System, and subsequent renewals of software upgrades are invoiced at the inception of the term. Revenue for these stand-ready services is recognized evenly over the term of the upgrade period, consistently with similar stand-ready services under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Similar to the delivery of the VIVO System, the timing of payment for the corresponding invoices is dependent upon the credit terms identified in each contract. We have elected the practical expedient to expense costs to obtain a contract, as incurred, as opposed to recognizing the cost as an asset upon occurrence.

Our second primary product is LockeT. We recognize sales of LockeT at the point in time that the product is delivered to the customer.

We are a business that has operations within multiple countries. During the three and nine months ended September 30, 2024, approximately 35% and 52%, respectively, of our sales were derived from customers outside the United States.

Cost of Revenues

Cost of revenues for product sales consisted primarily of costs of components for use in our products, the labor used to produce our products, and the manufacturing overhead that supports production.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A"), expenses consist of employee-related costs, including salaries, benefits and stock-based compensation expenses. Other SG&A expenses include amortization of intangible assets, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and facility-related expenses.

Research and Development Expenses

Research and development ("R&D"), expenses are expensed as incurred and include the following: research grants paid to other parties; product development; cost of clinical studies to support new products and product enhancements, including expanded indications; supplies used for internal R&D and clinical activities; and cost of outside consultants who assist with technology development and clinical affairs.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

The following table sets forth the results of the Company's operations for the periods presented ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues	$96	$133	$(37)	$271	$314	$(43)
Cost of revenues	10	6	4	31	23	8
Selling, general and administrative expenses	2,882	2,745	137	8,251	14,393	(6,142)
Research and development expenses	63	112	(49)	181	486	(305)
Loss on impairment of goodwill	—	—	—	—	60,934	(60,934)
Change in fair value of royalties payable	(1,223)	716	(1,949)	(2,823)	5,333	(8,156)
Other income, net (1)	(28)	87	(115)	—	286	(286)

(1)	Constitutes the operating activities within other income, net, except for the change in fair value of royalties payable component which is presented separately.

Revenues

The decrease in revenues of approximately $37 thousand and $43 thousand for the three and nine months ended September 30, 2024 as compared to the corresponding periods in the prior year was due to lower product sales of the VIVO System products that was partially offset by our first LockeT product sales in 2024. LockeT sales for the three and nine months ended September 30, 2024 were approximately $62 thousand and $100 thousand. The decrease in VIVO System product sales was caused mainly by on hospital, who accounted for the most VIVO disposable sales in 2023 and place a large order in late 2023.  Therefore, this hospital did not need to place additional orders prior to September 30, 2024, despite regular use of the product. In October 2024, this hospital placed an order of disposable VIVO patches totaling $30 thousand.

Cost of Revenues

The increase in cost of revenues of approximately $4 thousand for the three months ended September 30, 2024 as compared to the corresponding period in the prior year was due to order fulfillment charges that are now being incurred for LockeT.

The increase in cost of revenues of approximately $8 thousand for the nine months ended September 30, 2024 as compared to the corresponding period in the prior year was due to order fulfillment charges that are now being incurred for LockeT, offset by the lower cost of revenues of the VIVO Positioning Patches. During 2024 the manufacturing process was changed from 3D printing components of the VIVO Positioning Patches to the use of a more cost effective specialized mold.  This new process also allowed for larger build quantities which in turn further reduced production costs and led to a reduction in the manufacturing cost of VIVO Positioning Patches of approximately 40%.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of approximately $0.1 million for the three months ended September 30, 2024 as compared to the corresponding period in the prior year was due primarily to an increase in salaries and benefits of $0.6 million relating to the Company hiring additional sales force and a CCO, partially offset by a decrease in professional accounting, consulting, investor relations fees, and insurance services totaling $0.5 million.

The decrease in selling, general and administrative expenses of approximately $6.1 million for the nine months ended September 30, 2024 as compared to the corresponding period in the prior year was due primarily to a decrease in legal fees of $2.1 million and a decrease in professional accounting fees of $1.1 million that were primarily incurred in connection with the Merger in 2023. Further, there was a decrease in salaries and benefits of $1.1 million, resulting from a $1.7 million decrease in costs related to the Company's former Chief Executive Officer’s compensation, partially offset by a $0.6 increase in salaries and benefits for increasing other departmental headcount. Additionally, the decrease in selling, general and administrative expenses was impacted by a decrease in stock based compensation of $1.2 million relating to the one time stock compensation for Old Catheter stock options assumed in the Merger during 2023, an additional decrease of approximately $0.6 million in other consulting services, as a result of certain efforts being absorbed by internal employees, lower investor relations fees as a result of fewer 2024 year to date special stockholder meetings relative to the year to date 2023 period, and lower insurance premiums during the 2024 period.

Research and Development Expenses

The decrease in research and development expenses of approximately $49 thousand for the three months ended September 30, 2024 as compared to the corresponding period in the prior year was due primarily to a decrease in regulatory affairs related expenditures, product development costs, and clinical studies, as to which $89 thousand was incurred, partially offset by an increase of $40 thousand in consulting fees.

The decrease in research and development expenses of approximately $0.3 million for the nine months ended September 30, 2024 as compared to the corresponding period in the prior year was primarily due to a decrease in salaries and benefits of $0.1 million, a decrease in product development costs of $0.1 million, and a decrease in regulatory affairs related expenditures of $0.1 million, partially offset by an increase in professional fees of $0.1 million. The net decreases were primarily the result of the discontinuation of the historical products of the Company that were previously under development.

Loss on Impairment of Goodwill

We test for goodwill impairment at the reporting level annually in the fourth quarter or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. As a result of the Merger with Old Catheter the Company recognized $60.9 million of goodwill. Due to a sustained decrease in our share price during 2023, we concluded that in accordance with ASC 350 a triggering event occurred indicating that potential impairment exists that required us to assess if impairment during 2023. In accordance with ASC 350 we performed a quantitative goodwill impairment test, which resulted in the carrying amount of the reporting unit exceeding its fair value, indicating that the goodwill of the reporting unit was impaired. We utilized a combination of an income and market approach to assess the fair value of the reporting unit during 2023. The income approach considered the discounted cash flow model, considering projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions while the guideline public company market approach considered marketplace earnings multiples from within a peer public company group.

We recorded the impairment charge of $0.0 million and $60.9 million for the three and nine months ended September 30, 2023 within loss on impairment of goodwill in the consolidated statement of operations. There was no remaining goodwill balance as of December 31, 2023.

Change in Fair Value of Royalties Payable

As of the date of the Merger, the royalties payable were calculated using a discounted cash flow method utilizing a discount rate of 24.1%. At each reporting period, the fair value of the royalties payable is calculated using the discounted cash flow method. At September 30, 2024, the discount rate was 20.0%. The change in fair value of the royalties payable for the three and nine months ended September 30, 2024 as compared to the corresponding periods in the prior year was a decrease of $1.9 million and $8.2 million, respectively. The change between the three and nine months ended September 30, 2024 and 2023 is driven by the change in fair value of the royalties payable.

Other Income, Net

The decrease in other income (expense), net of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year was primarily due to a decrease in investment income.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of approximately $1.3 million and an accumulated deficit of approximately $286.7 million. For the nine months ended September 30, 2024, net cash used from operating activities was approximately $6.4 million. We have incurred recurring net losses from operations and negative cash flows from operating activities since inception. We received a total of $1.5 million of loans in Q2 and Q3 2024 that will become due and payable on January 31, 2026.

We expect operating losses and negative cash flows to continue for the foreseeable future as we invest in our commercial capabilities. These negative cash flows and additional costs associated with the Merger paid during the year ended December 31, 2023 have substantially depleted our cash. Following the Merger with Old Catheter, we further reduced staff and other costs while assuming the operating costs of Old Catheter. Since the first quarter of 2024, we’ve begun to rejuvenate our sales force and hired a CCO. We will continue to monitor our operating costs and seek to reduce our current liabilities. Such actions may impair our ability to proceed with certain strategic activities. We believe that our current cash on hand of $4.4 million as of November 1, 2024 will not be sufficient to fund our operations through the end of November 2025, including without limitation, to repay our outstanding short-term notes that will become due and payable on January 31, 2026. Because expected revenues are not adequate to fund our planned expenditures and anticipated operating costs and liabilities beyond such point, we are currently evaluating potential means of raising cash through future capital transactions and additional bridge loans. If we are unable to do so, we will be required to reduce our spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that we will be successful in doing so. Accordingly, we will likely be required to raise additional cash through debt or equity transactions and bridge loans to continue our operations and pay our debts as they come due, and if we are unable to do so, we will be required to suspend a portion or all of our operations and/or potentially seek relief from our creditors. We may not be able to secure financing in a timely manner or on favorable terms, if at all.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the unaudited condensed consolidated financial statements for the quarter ended September 30, 2024 are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows for the Nine Months Ended September 30, 2024 ($ in thousands)

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2024	2023
Operating activities	$(6,407)	$(18,730)
Investing activities	(67)	(43)
Financing activities	4,177	8,493
Net change in cash and cash equivalents	$(2,297)	$(10,280)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities of $6.4 million primarily consisted of a net loss of $11.0 million, partially offset by depreciation and amortization of $1.6 million, a change in fair value of royalties payable of $2.8 million, and an increase in non-cash changes in operating assets and liabilities of $0.2 million.

During the nine months ended September 30, 2023, net cash used in operating activities of $18.7 million primarily consisted of a net loss of $69.9 million, a decrease in non-cash changes in operating assets and liabilities of $7.2 million, partially offset by non-cash expenses of $58.5 million, consisting primarily of a loss on impairment of goodwill of $60.9 million, non-cash stock-based compensation of $1.2 million, depreciation and amortization of $1.6 million, offset by a change in fair value of royalties payable of 5.3 million.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities of $67 thousand consisted of purchases of property and equipment.

During the nine months ended September 30, 2023, net cash used in investing activities of $43 thousand consisted of purchases of property and equipment of approximately $58 thousand, offset by proceeds from cash acquired as part of the Merger of approximately $15 thousand.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities of $4.2 million primarily consisting of proceeds from issuance of common stock and warrants of $2.6 million, proceeds from notes payable from related parties of $1.5 million, proceeds from notes payable of $0.3 million, partially offset by payments on notes payable of $0.2 million.

The Recent Developments section describes our material financing activities that have occurred subsequent to September 30, 2024.

During the nine months ended September 30, 2023, net cash provided by financing activities of $8.5 million, consisted of cash proceeds from the private placement of $8.0 million, proceeds from issuance of common stock and warrants of $0.2 million and proceeds from the exercise of warrants of $1.3 million, offset by the payment of offering costs of $0.6 million, the payment of costs related to the warrant repricing of $0.2 million and the payment of convertible promissory notes of $0.3 million.

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

The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We regularly evaluate estimates and assumptions related to business combinations, including the determination of the purchase price and related allocations to the fair value of assets acquired and liabilities assumed, provisions for legal contingencies, income taxes, deferred income tax asset valuation allowances, valuation of warranties liabilities, royalties payable, share based compensation and revenues. Our estimates are based on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman of the Board and Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2024. Our objective in designing our disclosure controls and procedures is that they provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, due to the existence of the material weaknesses found in our internal controls over financial reporting described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. As disclosed in our Form 10-K for the year ended December 31, 2023 and Forms 10-Q for the quarters ended March 31, 2024 and June 30, 2024, for the reasons set forth therein, our Chief Executive Officer and Interim Chief Financial Officer had previously concluded our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The Company has developed a plan to remediate the internal control weaknesses that were previously identified and we continue to make progress to implement the plan.  The plan includes a change in the Company’s Chief Financial Officer, hiring additional accounting staff and changing the third-party technical accounting consultants.  The material weaknesses in internal control over financial reporting related to our control environment that were previously identified are described below.

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

Notwithstanding the identified material weaknesses, management believes that the Financial Statements and related financial information included in this Quarterly Report, its quarterly report for the quarters ended March 31, 2024 and June 30, 2024, and in its Quarterly and Annual Reports filed during and with respect to the year ended December 31, 2023, fairly present, in all material respects, our consolidated balance sheets, statements of operations, stockholders’ equity and cash flows as of and for the periods presented.

Remediation Plan

Management is in the process of implementing a remediation plan and believes significant progress has been made, including the following remediation items:

1. Segregation of duties –We have added additional professional accounting personnel and have retained a new third party technical accounting consultant. In addition, we have reviewed and updated our accounting systems descriptions for sales/accounts receivable/cash receipts and purchasing/accounts payable and cash disbursements/payroll process and general ledger process and all employees have been trained on the updated procedures.

2. Lack of designed and operating review controls with respect to oversight of the financial reporting process – We have recently changed our third party technical accounting consultants who assist in the financial reporting process.  We believe that the new consulting group will improve our financial reporting process.

3. Errors with respect to the review of work performed by service providers – work performed by service providers is reviewed and any errors identified are sent back to service provider for resolution before being incorporated into the company’s financial reports.  In addition, we have recently changed third party technical consultants, and we believe that the new consulting group will improve our financial reporting process.

4. Errors in connection with accounting for the royalty obligations acquired in the merger with Old Catheter – the initial royalty calculations did not include the royalty payable to the LockeT inventor. The process includes review by the Interim Chief Financial Officer of material contracts for any assets, liabilities or disclosures that would need to be recorded.

5. Use of an incorrect discount rate in calculating the fair value of the royalty obligation in the draft financial statements (which were corrected prior to release) – Calculations are reviewed by management to ensure inputs are reasonable prior to incorporating the calculations into the Company’s financial reports.  We have recently changed third party technical consultants, and we believe that the new consulting group will improve our financial reporting process.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Quarterly Report on Form 10-Q filed for the period ended June 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously Reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 11/16/20)	8-K	001-38677	3.1	11/17/2020

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 09/30/22)	8-K	001-38677	3.1	9/20/2022

3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (filed 08/01/23, effective 08/17/23)	8-K	001-38677	3.1	8/4/2023

3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed 07/11/2024, effective 07/15/2024)	8-K	001-38677	3.1	7/12/2024

5	Certificate of Designation of Series X Convertible Preferred Stock.	8-K	001-38677	3.1	1/13/2023

6	Certificate of Designation of Series A Preferred Stock.	8-K	001-38677	3.2	1/13/2023

3.2.1	Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.2	10/1/2018

3.2.2	Amendment to Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.1	8/17/2022

4.1	Specimen common stock certificate of the Registrant.	S-1	333-226191	4.1	7/16/2018

4.2	[omitted.]

4.3	Form of warrant issued in May 2020.	8-K	001-38677	4.1	5/22/2020

4.4	Form of pre-funded warrant issued in May 2020.	8-K	001-38677	4.2	5/22/2020

4.5	Form of placement agent warrant issued in May 2020.	8-K	001-38677	4.3	5/22/2020

4.6	Form of warrant offered in July 2020.	S-1	333-239887	4.3	7/16/2020

4.7	Form of pre-funded warrant issued in July 2020.	S-1	333-239887	4.4	7/16/2020

4.8	Form of placement agent warrant offered in July 2020.	S-1	333-239887	4.5	7/16/2020

4.9	[omitted.]

4.10	Form of Series B Warrant offered in February 2022.	S-1/A	333-262195	4.9	2/3/2022

4.11	[omitted.]

4.12	Warrant Agency Agreement, dated February 8, 2022, by and between the Registrant and American Stock & Trust Company LLC.	8-K	001-38677	4.4	2/9/2022

4.12.1	Amendment No. 1, dated July 22, 2022, to February 8, 2022 Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC.	10-Q	001-38677	4.7	8/15/2022

4.13	Form of Series E Warrant offered in January 2023.	8-K	001-38677	4.1	1/13/2023

4.14	Form of Series F Warrant issued in March 2023.	8-K	001-38677	4.2	1/13/2023

4.15	Form of Series G Warrant issued in March 2023.	8-K	001-38677	4.3	1/13/2023

4.16	Form of Series H Common Stock Warrant issued September 2024	8-K	001-38677	4.1	9/6/2024

4.17	Form of Series I Common Stock Warrant issued September 2024	8-K	001-38677	4.2	9/6/2024

4.18	Form of Series J Common Stock Warrant issued September 2024	8-K	001-38677	4.3	9/6/2024

4.19	Form of Pre-Funded Common Stock Purchase Warrant issued September 2024	8-K	001-38677	4.4	9/6/2024

4.20	Form of Series K Warrant issued October 2024	8-K	001-38677	4.1	10/25/2024

4.21	Form of Placement Agent Warrant	8-K/A	001-38677	4.2	11/4/2024

10.1	First Amendment to 8% Short Term Promissory Notes Payable to FatBoy Capital, L.P.	8-K	001-38677	10.1	8/27/2024

10.2	First Amendment to 8% Short Term Promissory Note Payable to David A. Jenkins	8-K	001-38677	10.2	8/27/2024

10.3	First Amendment to 8% Short Term Promissory Note Payable to Jenkins Family Charitable Institute	8-K	001-38677	10.3	8/27/2024

10.4	Warrant Agency Agreement dated September 3, 2024, by and between Catheter Precision, Inc. and Equiniti Trust Company, LLC	8-K	001-38677	4.5	9/6/2024

10.5	Investment Banking Agreement dated May 9, 2024	8-K/A	001-38677	10.2	11/4/2024

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*@	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*@	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

CATHETER PRECISION, INC. (Registrant)

Date: November 13, 2024	By:	/s/ David A. Jenkins
David A. Jenkins Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Margrit Thomassen
Margrit Thomassen
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

