Form 10-K/A
period 2024-12-31
Catheter Precision, Inc.
filed 2025-04-30
CIK 1716621

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") amends the Annual Report on Form 10-K for the year ended December 31, 2024 of Catheter Precision, Inc. (the "Company"), filed with the Securities and Exchange Commission (the "SEC") on March 31, 2025 (the "Original Form 10-K").  The purpose of this Amendment is to amend Part III, Item 13 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.  Accordingly, Part III, Item 13 of the Original Form 10-K is hereby amended and restated as set forth below.  The information included in the Form 10-K as required by Part III of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders.  Accordingly, the definitive proxy statement to be filed at a later date will include additional information not required by Part III of Form 10-K.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.  Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3,4 and 5 of the certifications have been omitted.

Except as stated herein, the Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 31, 2025 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

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

Since January 1, 2023, we have engaged in the following transactions in which our executive officers, directors, promoters or beneficial owners of more than 5% of our common stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation.” We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Employment and Related Agreements

We currently do not have written employment agreements with our executive officers.

In January 2023, we entered into an oral employment agreement with Missiaen Huck, Mr. David Jenkins’ adult daughter. Mr. Jenkins is our Chief Executive Officer and Chairman of the Board.  Ms. Huck serves as the non-executive chief operating officer of Catheter and receives annual compensation of $165,000.  In January 2024, Ms. Huck received a grant of options to purchase 2,500 shares of Company common stock which have an exercise price of $4.00 per share, vest ratably over five years and have a term of 10 years. In January 2025, Ms. Huck received a grant of options to purchase 50,000 shares of Company common stock which have an exercise price of $0.42 per share, vest ratably over 4 years, with the first tranche vesting on the issue date and have a term of 10 years.  As noted below, Ms. Huck also holds options to purchase an additional 14,081 shares of Company common stock which were originally issued by the private company Catheter Precision, Inc. that we acquired in January 2023 ("Old Catheter") and assumed in the merger (the "Merger") in which we acquired Old Catheter.

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

Mr. Jenkins’ daughter, Missiaen Huck, received options to purchase 14,416 shares of the Company’s common stock upon the closing of the Merger in exchange for her options to purchase shares of Catheter common stock, converted based on the exchange ratio in the merger. Of the total options to purchase 14,416 shares of the Company’s common stock, 14,081 options have an exercise price of $5.90 per share, and the remaining 335 options expired in March 2025.

Ms. Margrit Thomassen, our Secretary and previous Interim Chief Financial Officer, received options to purchase 1,676 shares of the Company’s common stock upon the closing of the Merger in exchange for her options to purchase shares of Catheter common stock, converted based on the exchange ratio in the Merger.  The options have an exercise price of $5.90 per share.

Following stockholder approval on March 21, 2023, we issued 99,182 shares of common stock to Mr. Jenkins and affiliates upon conversion of 991.828 shares of Series X Preferred Stock, and 23,532 shares of common stock to his adult children upon conversion of 235.320 shares of Series X Preferred Stock.

Warrant Inducement Offer

On January 9, 2023, the Company reduced the exercise price of certain existing warrants (the "Existing Warrants"), exercisable for 33,160 shares of the Company’s common stock held by Armistice Capital Master Fund Ltd. (“Armistice”), the beneficial owner of in excess of 5% of our common stock, with exercise prices ranging from $140.00 to $5,265.00 per share to $40.00 per share (the "2023 Warrant Repricing"). In connection with the 2023 Warrant Repricing, the Company entered into a warrant inducement offer letter (the "2023 Inducement Letter") with Armistice pursuant to which it would exercise up to all of the 33,160 Existing Warrants (the "Inducement Offer"). In consideration for exercising the Existing Warrants pursuant to the terms of the 2023 Inducement Letter, the Company received approximately $1.3 million in gross proceeds. The Company paid the placement agent aggregate cash fees of approximately $0.2 million related to the Inducement Offer which represented 8.0% of the gross proceeds received from the Inducement Offer plus other offering costs resulting in net proceeds to the Company of $1.1 million. In consideration for exercising the Existing Warrants pursuant to the terms of the 2023 Inducement Letter, the Company issued Armistice a new Series E common stock purchase warrant, or Series E Warrant (the "Series E Warrant"), to purchase 33,160 shares of common stock at an exercise price of $40.00 per share. The Series E Warrant was exercisable for five years from the date of stockholder approval. Exercise of the Series E Warrant in full was subject to approval of the Company's stockholders other than Armistice which was obtained at the stockholders’ meeting held on March 21, 2023 (the ”Stockholders’ Meeting”).  The Series E Warrant was exercised in October 2024 as part of the October 2024 Warrant Inducement Offer described below.  No Series E Warrants remain outstanding.

Private Placement

On January 9, 2023, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) for a private placement (“Private Placement”) with Armistice. Pursuant to the Securities Purchase Agreement, Armistice agreed to purchase, for an aggregate purchase price of approximately $8.0 million, (a) Class A units at a price that was the lower of $3.00 per unit and 90% of the 5 day volume weighted average price of the Company’s common stock immediately prior to obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants (as each are defined below), each consisting of one share of common stock, one Series F common stock purchase warrant, or Series F Warrant, and one Series G common stock purchase warrant, or Series G Warrant, and together with the Series F Warrants (the “PIPE Warrants”) and (b) Class B units at a price of $1,000 per unit, each consisting of one share of a new series of the Company’s preferred stock, designated as Series A Convertible Preferred Stock (the “PIPE Preferred Stock”), par value $0.0001, and one Series F Warrant and one Series G Warrant for each share of the Company’s common stock underlying the PIPE Preferred Stock (each share of which is convertible into a number of shares of the Company’s common stock equal to $1,000 divided by the lower of $30.00 and 90% of the 5 day volume weighted average closing price of the Company’s common stock immediately prior to the obtainment of the approval of the Company’s stockholders of conversion of the PIPE Preferred Stock and PIPE Warrants, or the Preferred Conversion Rate). The closing under the Securities Purchase Agreement and the sale and issuance of the Class A units and Class B units (and the issuance of any underlying common stock) were approved at the Stockholders’ Meeting. At the closing of the Private Placement, the Company issued 49,790 Class A units for proceeds of approximately $0.9 million and 7,203 Class B units for proceeds of approximately $7.1 million, the preferred stock underlying which is convertible into up to 450,106 shares of common stock, as well as the issuance of warrants described below.

The PIPE Warrants, including Series F warrants and Series G warrants, were exercisable at an exercise price of $30.00 per share, subject to adjustments as provided under the terms of the PIPE Warrants. The PIPE Warrants were exercisable at any time on or after the closing date of the Private Placement until the expiration thereof, except that the PIPE Warrants could not be exercised if, after giving effect thereto, the purchaser would beneficially own more than 4.99%, or the Maximum Percentage, of the outstanding shares of common stock of the Company, which Maximum Percentage could be increased or decreased by the purchaser with written notice to the Company to any other percentage specified not in excess of 9.99%. The Series F Warrants had a term of two years from the date of stockholder approval, and the Series G Warrants had a term of six years from the date of stockholder approval. The Series F Warrants and Series G Warrants were approved at the Stockholders’ Meeting.  The Series F Warrants and Series G Warrants were exercised in October 2024 as part of the October 2024 Warrant Inducement Offer.  No Series F Warrants or Series G Warrants remain outstanding.

September 2024 Public Offering

On September 3, 2024 the Company completed a public offering of its securities and sold an aggregate of (i) 805,900 Common Stock Units and (ii) 2,773,000 Pre-funded Units at a public offering price of $1.00 per Common Stock Unit and $0.9999 per Pre-Funded Warrant Unit.  The Company collected gross proceeds of approximately $3.6 million.  Each Common Stock Unit consists of (i) one share of the Company's Common Stock, (ii) a Series H Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share that expires six months from the date of issuance, (iii) a Series I Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share that expires eighteen months from the date of issuance, and (iv) a Series J Warrant to purchase one share of Common Stock at an exercise price of $1.00 per share that expires five years from the date of issuance.  Each Pre-Funded Warrant Unit consists of (i) one Pre-Funded Warrant to purchase one share of Common Stock at an exercise price of $0.0001 per share with no expiration date, (ii) one Series H Warrant, (iii) one Series I Warrant and (iv) one Series J Warrant.

The Company issued 214,734 warrants to the Underwriter and its designees as part of the underwriter costs and commissions in connection with the September 2024 Public Offering.  The warrants may be exercised to purchase one share of Common Stock at an exercise price of $1.55 per share and expire five years from the date of issuance.  Armistice purchased (i) 132,000 Common Stock Units and (ii) 1,368,000 Pre-funded Units in the public offering for an aggregate purchase price of $1.5 million.

2024 Warrant Inducement Offer

On October 25, 2024, The Company executed the 2024 Warrant Inducement Offer with certain holders of the Company's existing Series E, Series F, Series G, Series H and Series I Warrants, collectively, the "2024 Existing Warrants".  The 2024 Existing Warrants had exercise prices ranging from $1.00 to $40.00 per share of Common Stock.  Following the closing of the 2024 Warrant Inducement Offer, the Holders immediately exercised an aggregate of (i) 33,160.8 Series E Warrants, (ii) 499,909.34 Series F Warrants, (iii) 499,909.34 Series G Warrants, (iv) 1,990,000 Series H Warrants, and (v) 2,325,000 Series I Warrants to purchase 5,347,981 shares of common stock at a reduced price of $0.70 per share. The Company received aggregate gross proceeds of $3.7 million in cash.

In consideration of the immediate exercise of the 2024 Existing Warrants for cash, the Company issued unregistered new Series K common stock purchase warrants ("Series K Warrants") to purchase up to 10,695,962 shares of common stock.  The Series K Warrants have an exercise price of $0.70 per share of common stock, became exercisable on January 13, 2025, when stockholder approval was received at the special meeting of stockholders, and have a term of 5.5 years following stockholder approval.

Pursuant to the 2024 Warrant Inducement Offer, Armistice exercised 33,161 Series E Warrants, 499,910 Series F Warrants, 499,910 Series G Warrants, 1,500,000 Series H Warrants, and 1,500,000 Series I Warrants for an aggregate exercise price of $2.8 million, and it received 8,065,962 Series K Warrants.  Of the 4,032,981 Warrants exercised by Armistice 500,000 shares of common stock were issued and 3,532,981 shares remained subject to prefunded Warrants due to the application of beneficial ownership blockers.

Although it did not participate in the 2024 Warrant Inducement Offer, 500,000 Series H Warrants and 500,0000 Series I Warrants with exercise prices of $1.00 per share owned by the Jenkins Family Charitable Institute, which is the beneficial owner of in excess of 5% of our outstanding common stock and whose trustee is the adult daughter of our CEO David Jenkins, were repriced in the 2024 Warrant Inducement Offer to an exercise price of $0.70 per share.

Issuance of Securities upon Conversion of Series A Preferred

The following conversions of Series A Convertible Preferred Stock by Armistice occurred through December 31, 2024.  Each share of Series A Convertible Preferred Stock was convertible into approximately 62.5 shares of common stock.  As of December 31, 2024 there were no shares of Series A Convertible Preferred Stock outstanding.

Date of Conversion	Series A Shares Converted	Common Shares Issued
July 5, 2023	1,750	109,355
July 24, 2023	875	54,678
January 24, 2024	875	54,678
July 1, 2024	1,303	81,423
July 11, 2024	1,000	62,489
July 22, 2024	1,000	62,500
July 23, 2024	400	25,000

Issuance of Securities upon Exercise of Prefunded Warrants

The following exercises of Prefunded Warrants by Armistice occurred through April 11, 2025:

Date of Exercise	Prefunded Warrants Exercised	Common Shares Issued
October 25, 2024	666,981	666,981
January 3, 2025	709,000	709,000

The Prefunded Warrants have an exercise price of $0 per share.  As of April, 11, 2025, Armistice owns 2,157,000 outstanding Prefunded Warrants.

Waiver of Beneficial Ownership Blocker and Exercise of Prefunded Warrants

In October 2025, the Audit Committee of the Board of Directors authorized the Company to waive the 9.99% beneficial blocker that prohibited the Jenkins Family Charitable Institute from exercising 235,0000 Prefunded Warrants that it had purchased in the Company’s September 2025 public offering.  The Company granted this waiver, and the Jenkins Family Charitable Institute exercised these Prefunded Warrants in October 2025.  The exercise price of the Prefunded Warrants was $0.001 per share.

Related Party Loans

On May 30, 2024, David A. Jenkins, Executive Chair and Chief Executive Officer, loaned $500,000 to the Company in exchange for a promissory note. The note had a maturity date of August 30, 2024, and bore interest at the rate of 8% per annum.

On June 25, 2024, FatBoy Capital, L.P. (“FatBoy”), an entity controlled by David A. Jenkins, loaned $150,000 to the Company in exchange for a promissory note. The note had a maturity date of August 30, 2024, and bore interest at the rate of 8% per annum.

On July 1, 2024, FatBoy loaned an additional $250,000 to the Company in exchange for a promissory note. The note had a maturity date of August 30, 2024, and bore interest at the rate of 8% per annum.

On July 18, 2024, FatBoy loaned an additional $100,000 to the Company in exchange for a promissory note. The note had a maturity date of August 30, 2024, and bore interest at the rate of 8% per annum.

On July 25, 2024, the Jenkins Family Charitable Institute loaned $500,000 to the Company in exchange for a promissory note. The note had a maturity date of August 30, 2024, and bore interest at the rate of 8% per annum.

On August 23, 2024, the Company amended each of its currently outstanding 8% Short Term Promissory Notes described above to:

●	extend the Maturity Date to January 31, 2026,
●	increase the Interest Rate to 12% from and after August 31, 2024; and
●	provide that interest accrued through August 30, 2024, was due and payable as of such date.

The amendments were each memorialized by a First Amendment to 8% Short Term Promissory Note(s) entered into between the Company and the Holder of the relevant note.

No principal payments have been made on any of the above-referenced notes, and their principal balances remain unchanged since the dates of issuance. Accrued interest of $10,222 to Mr. Jenkins, $6,511 to FatBoy and $4,111 to the Jenkins Family Charitable Institute was paid on August 30, 2024.  All accrued interest subsequent to that date will be due on January 31, 2026. No interest is paid on unpaid accrued interest.  Mr. Jenkins is the sole manager of the managing member of FatBoy.  Mr. Jenkins and members of his immediate family have a 100% economic interest in FatBoy.

Proposed Acquisition of Certain Assets of Cardionomic, Inc.

In February 2025, we formed our subsidiary Cardionomix, Inc., a Nevada Corporation (“Cardionomix”), in order to pursue the possible acquisition of certain assets of Cardionomic, Inc., a Delaware corporation, which has ceased operations.  We issued 82% of the common stock of Cardionomix to us, 5% to David Jenkins, 7% to FatBoy and 6% to certain business associates of Mr. Jenkins.  These minority interests were issued to compensate these persons for bringing this business opportunity to the Company.

On April 22, 2025, we and Cardionomix entered into an asset purchase agreement with Cardionomic (assignment for the benefit of creditors), LLC, a California limited liability company (the “Seller”), in its sole and limited capacity as assignee for the benefit of creditors of Cardionomic, Inc., a Delaware corporation (the “Assignor”), pursuant to which Cardionomix agreed to purchase the Assignor’s assets related to its late-stage treatment in development for acute decompensated heart failure (the “Purchased Assets”).  At the closing of the transaction, the Purchased Assets will be acquired on an “AS IS” and “WHERE IS” basis, with limited representations from the Seller, in exchange for the issuance by us of 1,000,000 shares of restricted common stock and the issuance by Cardionomix of a promissory note in the amount of $1.5 million, with simple interest accruing at 4% per annum and no interest or principal payable until the due date, which will be three years from the date of issuance of the note.

Following the closing of the proposed acquisition, Cardionomix will have no significant assets other than the Purchased Assets. Accordingly, it will need to raise funds in order to develop the Purchased Assets. We have begun discussions with potential investors, but there can be no guarantee that we will be able to raise sufficient funds for this purpose on a timely basis or at all.  Any such financing is likely to entail the issuance of additional securities by Cardionomix to such investors, which securities are also likely to provide certain corporate governance rights.  Such an issuance is expected to reduce the Company's ownership interest in Cardionomix, although it is expected to remain a majority owned consolidated entity.  The information set forth in this Annual Report on Form 10-K is not an offer to sell or exchange, or solicitation of an offer to buy, any securities.

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

Director Independence

Our common stock is listed on the NYSE American. Under the rules of the NYSE American, independent directors must comprise a majority of a listed company’s board of directors within a specified period of the completion of such company’s initial public offering. In addition, the rules of the NYSE American require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of the NYSE American, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and under the rules of NYSE American, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries or controlling persons.

In 2024, our board of directors undertook a review of the independence of our directors and considered whether any director had a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Specifically, our board of directors considered whether Mr. John Francis’s association with Catalysis Partners, one of our stockholders, and previously a stockholder of Old Catheter, the predecessor to our subsidiary, Catheter Precision, LLC, created a conflict of interest based on Catalysis Partners’ ownership of shares in the Company or Old Catheter, and determined that no actual conflict existed and that our board of directors would take appropriate measures if an actual conflict does arise in the future. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, which included that Mr. Francis’ spouse was a director of the Company until December 28, 2023, and Mr. Caruso’s prior service as Chief Financial Officer and consultant to Old Catheter, our board of directors determined that each of Martin Colombatto, John P. Francis, James Caruso, and Andrew Arno was “independent” as that term is defined under the rules of the NYSE American.  Mr. Francis left the Board in July 2024.

Our board of directors also determined that James Caruso (Chairperson) and Andrew Arno, who currently comprise our audit committee, Martin Colombatto (Chairperson) and James Caruso, who currently comprise our compensation committee, and Andrew Arno (Chairperson) and Martin Colombatto, who currently comprise our nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable Securities and Exchange Commission, or SEC, rules and the listing standards of the NYSE American.

In making these determinations, our board of directors considered the relationships that each non-employee director with us, including those described above, and all other facts and circumstances our board of directors deemed relevant in determining their independence, including business relationships, family relationships and the beneficial ownership of our capital stock by each non-employee director.

Caution Regarding Forward Looking Statements

This Form 10-K/A contains forward-looking statements. Forward-looking statements can be identified by words such as "believe," "anticipate," "may," "might," "can," "could," "continue," "depends," "expect," "expand," "forecast," "intend," "predict," "plan," "rely," "should," "will," "may," "seek," “promising,” “potential,” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements are subject to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in this press release include, but are not limited to, express and implied statements regarding the following: our expectation to acquire assets of Cardionomic, Inc.; our expectations regarding those assets; our expectation to conclude financing for the new subsidiary and that the proceeds of such financing will fund development of the acquired assets independent of VTAK’s balance sheet. The Company's expectations and beliefs regarding these matters may not materialize. Actual outcomes and results may differ materially from those contemplated by these forward-looking statements as a result of uncertainties, risks and changes in circumstances, including but not limited to risks and uncertainties included under the caption "Risk Factors" in the Company's 2024 Form 10-K filed with the SEC and available at www.sec.gov. These risks and uncertainties include, but aren't limited to: that the closing of the asset acquisition described above remains subject to important closing conditions that may not be met; that our ability to develop and commercialize the assets could be adversely impacted if we are unable to maintain protection of the patents and trade names related thereto, which we are acquiring on an as is basis without recourse; that we may not be able to obtain the financing for Cardionomix that we anticipate and/or such financing even if obtained may not be adequate for the development of the assets; and that we may not adequately address the lessons learned from the pilot studies related to the assets, which included fatigue to nerves if stimulation is delivered for too long; high amplitude stimulation can lead to unstable hemodynamics, rhythm disturbances, and patient sensation; optimal stimulation response is dependent on more than just contractility; stimulation beyond 48 hours did not show additional benefit; stimulator modifications required to reduce procedure time, complexity, and improve user experience; and minor catheter modifications needed to accommodate larger anatomy in heart failure patients. FDA review of the assets is likely to be costly and lengthy, and there is no guarantee that clearance and approval will ever occur or occur on a timetable that is beneficial to the Company. Additionally, Cardionomix has other, minority investors aside from the Company, and future financings are expected to involve the issuance of securities by Cardionomix, which will reduce the Company’s share in the profits, if any, from the Purchased Assets and Cardionomix, and is likely to involve the grant of special corporate governance rights to other subsidiary investors so that the Company will not have unfettered control of Cardionomix. There is no guarantee that the success of the pilot studies will be repeated in future trials or ultimately lead to a successful commercialization of the Purchased Assets. The medical device industry in general is highly competitive, and some of our competitors have longer, more established operating histories, with significantly greater financial, technical, marketing, sales, distribution, and other resources. The Purchased Assets are not the only device-based neuromodulation therapy currently in development for the treatment of heart failure and further must also compete against potential new drug therapies. In general, results of anticipated trials may not turn out as we currently expect, and future trials may not occur on the time tables we expect or may be more costly than anticipated. In addition, our forward looking statements are subject to the following additional uncertainties and risks: we do not have sufficient liquidity to fund our business unless we are able to obtain additional financing or enter into a strategic transaction that would provide additional liquidity during the next three to six months, we will not be able to reach profitability unless we are able to achieve our product expansion and growth goals, our research and development and commercialization efforts may depend on entering into agreements with corporate collaborators, we have in the past entered into joint marketing agreements with respect to our products, and may again enter into additional joint marketing agreements in the future that could reduce our revenues from product sales, if we experience significant disruptions in our information technology systems, our business may be adversely affected, litigation and other legal proceedings may adversely affect our business, if we make acquisitions or divestitures, we could encounter difficulties that harm our business, failure to attract and retain sufficient qualified personnel could also impede our growth, failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock, we have determined that our internal controls and disclosure controls were not effective as of March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024, and as a result, without effective remediation of the material weaknesses that we have identified, we may not be able to accurately report our financial results or prevent fraud, our revenues may depend on our customers' receipt of adequate reimbursement from private insurers and government sponsored healthcare programs, we may be unable to compete successfully with companies in our highly competitive industry, many of whom have substantially greater resources than we do, our future operating results depend upon our ability to obtain components in sufficient quantities on commercially reasonable terms or according to schedules, prices, quality and volumes that are acceptable to us, and suppliers may fail to deliver components, or we may be unable to manage these components effectively or obtain these components on such terms, if hospitals, physicians and patients do not accept our current and future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any, our medical device operations are subject to pervasive and continuing FDA regulatory requirements, our products may be subject to additional recalls, revocations or suspensions after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business, changes in trade policies among the U.S. and other countries, in particular the imposition of new or higher tariffs by the U.S. and/or its trading partners could increase our expenses, require us to increase prices, potentially lowering demand for our products, and/or reduce our revenues and operating results, and such increase , or the imposition of other barriers to international trade, could have a material adverse effect on our revenues and operating results. The risks and uncertainties described above may be amplified by the COVID-19 pandemic, which has caused significant economic uncertainty, or other pandemics, supply chain disruptions from the Ukraine war or Israeli-Hamas conflict and otherwise, and ongoing volatility in the stock markets and the U.S. economy in general.

The forward-looking statements included in this Form 10-K/A are made only as of the date hereof. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

PART IV — FINANCIAL INFORMATION

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The Company's consolidated financial statements and report of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm, are included in Section IV of the Original Form 10-K beginning on page F-1.

(a)(2) Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or related notes thereto.

(a)(3) Exhibits

The following Exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.2	Amended and Restated Agreement and Plan of Merger, dated January 9, 2023, by and among the Registrant, certain subsidiaries, and Catheter Precision, Inc.	8-K	001-38677	2.1	1/13/2023

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 11/16/20)	8-K	001-38677	3.1	11/17/2020

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 09/30/22)	8-K	001-38677	3.1	9/20/2022

3.1.3.A	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed 7/11/2024, effective 7/15/2024)	8-K	001-38677	3.1	7/12/2024

3.1.3.B	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 1/13/2025)	10-K	001-38677	3.1	3/31/2025

3.1.4	Certificate of Designation of Series X Convertible Preferred Stock.	8-K	001-38677	3.1	1/13/2023

3.1.5	Certificate of Designation of Series A Preferred Stock.	8-K	001-38677	3.2	1/13/2023

3.1.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 08/17/23)	8-K	001-38677	3.1	8/4/2023

3.2.1	Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.2	10/1/2018

3.2.2	Amendment to Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.1	8/17/2022

4.1	RESERVED

4.2	Description of Capital Stock	10-K	001-38677	4.2	3/31/2025

4.3	Form of warrant issued in May 2020.	8-K	001-38677	4.1	5/22/2020

4.4	Form of pre-funded warrant issued in May 2020.	8-K	001-38677	4.2	5/22/2020

4.5	Form of placement agent warrant issued in May 2020.	8-K	001-38677	4.3	5/22/2020

4.6	Form of warrant offered in July 2020.	S-1	333-239887	4.3	7/16/2020

4.7	Form of pre-funded warrant issued in July 2020.	S-1	333-239887	4.4	7/16/2020

4.8	Form of placement agent warrant offered in July 2020.	S-1	333-239887	4.5	7/16/2020

4.9	Form of placement agent warrant offered in October 2024	8-K	001-38677	4.2	11/5/2024

4.10	Form of Series B Warrant offered in February 2022.	S-1/A	333-262195	4.9	2/3/2022

4.11	Form of Series C Warrant issued in July 2022	8-K	001-38677	4.1	7/22/2022

4.12	Warrant Agency Agreement, dated February 8, 2022, by and between the Registrant and American Stock & Trust Company LLC.	8-K	001-38677	4.4	2/9/2022

4.12.1	Amendment No. 1, dated July 22, 2022, to February 8, 2022 Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC.	10-Q	001-38677	4.7	8/15/2022

4.13	Form of Series E Warrant offered in January 2023.	8-K	001-38677	4.1	1/13/2023

4.14	Form of Series F Warrant issued in March 2023.	8-K	001-38677	4.2	1/13/2023

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
4.15	Form of Series G Warrant issued in March 2023.	8-K	001-38677	4.3	1/13/2023

4.15.1	Form of Series H Warrant offered in September 2024	8-K	001-38677	4.1	9/6/2024

4.15.2	Form of Series I Warrant offered in September 2024	8-K	001-38677	4.2	9/6/2024

4.15.3	Form of Series J Warrant offered in September 2024	8-K	001-38677	4.3	9/6/2024

4.15.4	Form of Series K Warrant offered in October 2024	8-K	001-38677	4.1	10/25/2024

4.16	Form of Pre-Funded Warrant offered in September 2024	8-K	001-38677	4.4	9/6/2024

4.17	Form of Underwriters' Warrant offered in September 2024	S-1	333-279930	4.17	6/26/2024

4.18	Form of Warrant Agency Agreement dated as of September 3, 2024 entered into by and between the Registrant and Equiniti Trust Company, LLC	8-K	001-38677	4.5	9/6/2024

10.1	[omitted.]

10.2+	2018 Form of Indemnification Agreement between the Registrant and directors and executive officers.	S-1	333-226191	10.2	8/24/2018

10.3+	Ra Medical Systems, Inc. 2018 Stock Compensation Plan and Forms of Award Agreement thereunder.	S-1	333-226191	10.3	7/16/2018

10.4+	Ra Medical Systems, Inc. 2018 Equity Incentive Plan and Forms of Award Agreement thereunder, as amended.	8-K	001-38677	99.1	10/13/2020

10.5	[omitted.]

10.6	[omitted.]

10.7	[omitted.]

10.8	[omitted]

10.9	[omitted.]

10.12	[omitted.]

10.13	[omitted.]

10.14	[omitted.]

10.16	Corporate Integrity Agreement, between the Company and the Office of Inspector General of the Department of Health and Human Services, dated December 28, 2020.	10-K	001-38677	10.20	3/17/2021

10.16.1	Notice of Suspension of Corporate Integrity Agreement, dated January 11, 2023.	10-K	001-38677	10.16.1	3/28/2023

10.17	[omitted.]

10.18	[omitted.]

10.19	[omitted.]

10.20	[omitted.]

10.21	[omitted.]

10.22	[omitted.]

10.23	Warrant Inducement Offer Letter dated July 22, 2022.	8-K	001-38677	10.1	7/22/2022

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.25	Registration Rights Agreement, dated January 9, 2023.	8-K	001-38677	10.5	1/13/2023

10.27.1	Debt Settlement Agreement and Release including certain royalty rights with David A. Jenkins, dated January 9, 2023.	10-K	001-38677	10.27.1	3/28/2023

10.27.2	Debt Settlement Agreement and Release including certain royalty rights with Daniel C. Stanzione, Sr. Irrevocable Trust Dated December 31, 2007, dated January 9, 2023.	10-K	001-38677	10.27.2	3/28/2023

10.27.3	Debt Settlement Agreement and Release including certain royalty rights with Fatboy Capital, L.P., dated January 9, 2023.	10-K	001-38677	10.27.3	3/28/2023

10.28.1	LockeT Royalty Agreement with Auston Locke.	10-K	001-38677	10.28	3/28/2023

10.28.2	Assignment and Agreement from Auston Locke in relation to LockeT dated July 15, 2022	S-1	333-279930	10.28.2	6/4/2024

10.28.3	Assignment and Agreement from David A. Jenkins in relation to LockeT dated January 24, 2023	S-1	333-279930	10.28.3	6/4/2024

10.28.4	Invention Assignment and Royalty Agreement with Auston Locke in relation to LockeT dated May 28, 2024	8-K	001-38677	10.1	6/3/2024

10.30.1	Lease with respect to Fort Mill facility.	10-K	001-38677	10.30.1	3/28/2023

10.31	[omitted.]

10.31.1	[omitted.]

10.31.2+	2023 Equity Incentive Plan	DEF 14A	001-38677	Annex C	11/25/2024

10.31.3+	2023 Form of Nonstatutory Stock Option Agreement for Non-Employee Directors Under 2023 Equity Incentive Plan	10-K	001-38677	10.31.3	4/1/2024

10.31.4+	2023 Form of Nonstatutory Stock Option Agreement for Employees Under 2023 Equity Incentive Plan	10-K	001-38677	10.31.4	4/1/2024

10.31.5+	2023 form of Incentive Stock Option Agreement Under 2023 Equity Incentive Plan	10-K	001-38677	10.31.5	4/1/2024

10.31.6+	Notice of Stock Option Award granted March 13, 2021 to Margrit Thomassen under Old Catheter's 2009 Equity Incentive Plan	10-K	001-38677	10.31.6	4/1/2024

10.31.7+	Non-plan Stock Option Award granted May 1, 2024 to Marie-Claude Jacques	S-1	333-279930	10.31.7	6/4/2024

10.31.8+	Non-plan Stock Option Award granted January 6, 2025 to Philip Anderson	10-K	001-38677	10.31.8	3/31/2025

10.31.9+	Offer Letter to Philip Anderson dated January 3, 2025	10-K	001-38677	10.31.9	3/31/2025

10.31.10+	Offer Letter to Marie-Claude Jacques dated April 24, 2024	10-K	001-38677	10.31.10	3/31/2025

10.32	Software and Technology License Agreement dated May 1, 2016, with Peacs BV.	10-K	001-38677	10.32	3/28/2023

10.32.1	Settlement and Amendment Agreement dated May 24, 2021 with Peacs BV.	10-K	001-38677	10.32.1	3/28/2023

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.33	Warrant Inducement Letter Dated October 24, 2024	8-K	001-38677	10.1	10/25/2024

10.33.2	Waiver Agreement Dated October 29, 2024	8-K	001-38677	10.1	10/30/2024

10.33.3	[omitted.]

10.33.4	[omitted.]

10.33.5	Promissory Note dated May 30, 2024	8-K	001-38677	10.2	6/3/2024

10.33.6	Promissory Note dated June 25, 2024	8-K	001-38677	10.1	6/26/2024

10.33.7	Promissory Note dated July 1, 2024	8-K	001-38677	10.1	7/1/2024

10.33.8	Promissory Note dated July 18, 2024	8-K	001-38677	10.1	7/23/2024

10.33.9	Promissory Note dated July 25, 2024	8-K	001-38677	10.1	7/30/2024

10.34	Quality Agreement with Zien Medical Technologies, Inc. related to LockeT Manufacture, dated March 20, 2023	S-1	333-279930	10.34	6/4/2024

10.35	First Amendment to Promissory Note dated May 30, 2024	S-1	333-279930	10.33.5	8/27/2024

10.36	First Amendment to Promissory Notes dated June 25, 2024, July 1, 2024 and July 18, 2024	S-1	333-279930	10.33.6	8/27/2024

10.37	First Amendment to Promissory Note dated July 25, 2024	S-1	333-279930	10.33.7	8/27/2024

16.1	Letter re change in certifying accountant	8-K	001-38677	16.1	6/26/2023

19.1	Insider Trading Policy dated March 21, 2025	10-K	001-38677	19.1	3/31/2025

21.1	Subsidiaries of the Registrant	10-K	001-38677	21.1	3/31/2025

23.1	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm.	10-K	001-38677	23.1	3/31/2025

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38677	31.1	3/31/2025

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38677	31.2	3/31/2025

31.3*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38677	32.1	3/31/2025

32.2^	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38677	32.2	3/31/2025

97.1	Policy Relating to the Recovery of Erroneously Awarded Compensation	10-K	001-38677	97	4/1/2024

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

CATHETER PRECISION, INC.

Date: April 30, 2025	By:	/s/ Philip Anderson
Philip Anderson
Chief Financial Officer