Form 10-Q
period 2025-03-31
Catheter Precision, Inc.
filed 2025-05-14
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of the close of business on May 5, 2025, the registrant had 11,017,298 shares of common stock, par value $0.0001 per share, outstanding.

CATHETER PRECISION, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATHETER PRECISION, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$450	$2,873
Accounts receivable, net	85	70
Inventories	71	33
Prepaid expenses and other current assets	248	316
Total current assets	854	3,292
Property and equipment, net	93	91
Operating lease right-of-use assets, net	82	105
Intangible assets, net	23,763	24,274
Other non-current assets	8	8
TOTAL ASSETS	$24,800	$27,770
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$647	$230
Accrued expenses	1,630	1,548
Notes payable	102	177
Current portion of notes payable due to related parties	1,500	—
Current portion of interest payable due to related parties	106	—
Current portion of royalties payable due to related parties	21	32
Current portion of operating lease liabilities	83	98
Total current liabilities	4,089	2,085
Royalties payable due to related parties	10,376	9,213
Deferred tax liability	2,416	3,141
Notes payable due to related parties	—	1,500
Interest payable due to related parties	—	61
Operating lease liabilities	3	13
Total liabilities	16,884	16,013
Commitments and contingencies (see Note 16)
Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.0001 par value, 7,203 shares designated; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Series X Convertible Preferred Stock, $0.0001 par value, 15,404 shares designated; 12,656 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 60,000,000 shares authorized; 9,268,632 and 8,004,633 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	304,313	304,109
Accumulated deficit	(296,397)	(292,352)
Total stockholders' equity	7,916	11,757
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,800	$27,770

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues	$143	$82
Cost of revenues	11	5
Gross profit	132	77
Operating expenses
Selling, general and administrative	3,485	2,656
Research and development	103	37
Acquired in-process research and development	119	—
Total operating expenses	3,707	2,693
Operating loss	(3,575)	(2,616)
Other expense, net
Interest income	18	33
Interest expense	(49)	(3)
Other expense, net	—	(3)
Change in fair value of royalties payable due to related parties	(1,163)	(86)
Total other expense, net	(1,194)	(59)
Loss from operations before income taxes	(4,769)	(2,675)
Income tax benefit	(724)	—
Net loss	$(4,045)	$(2,675)
Net loss per share, basic and diluted	$(0.36)	$(3.60)
Weighted-average common shares used in computing net loss per share, basic and diluted	11,283,929	742,920

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(Unaudited)

							Additional		Total
	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	—	$—	12,656	$—	8,004,633	$—	$304,109	$(292,352)	$11,757
Stock-based compensation	—	—	—	—	—	—	91	—	91
Issuance of common stock for vested restricted stock awards	—	—	—	—	49,999	—	—	—	—
Issuance of common stock for asset acquisition (see Note 14)	—	—	—	—	275,000	—	113	—	113
Issuance of common stock upon release of Prepaid Series Warrants (see Note 11)	—	—	—	—	939,000	—	—	—	—
Net loss	—	—	—	—	—	—	—	(4,045)	(4,045)
Balance at March 31, 2025	—	$—	12,656	$—	9,268,632	$—	$304,313	$(296,397)	$7,916

							Additional		Total
	Series A Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	4,578	$—	12,656	$—	702,662	$—	$296,902	$(275,709)	$21,193
Stock-based compensation	—	—	—	—	—	—	6	—	6
Conversion of Series A Convertible Preferred Stock	(875)	—	—	—	54,678	—	—	—	—
Net loss	—	—	—	—	—	—	—	(2,675)	(2,675)
Balance at March 31, 2024	3,703	$—	12,656	$—	757,340	$—	$296,908	$(278,384)	$18,524

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,045)	$(2,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	531	522
Stock-based compensation	91	6
Change in fair value of royalties payable due to related parties	1,163	86
Deferred income tax benefit	(724)
Acquired in-process research and development	119	—
Changes in operating assets and liabilities:
Accounts receivable	(16)	64
Inventories	(43)	(19)
Prepaid expenses and other current assets	68	88
Operating lease right-of-use assets and lease liabilities	(2)	—
Current portion of royalties payable due to related parties	(11)	—
Accounts payable	410	79
Accrued expenses	76	(93)
Interest payable due to related parties	45	—
Net cash used in operating activities	(2,338)	(1,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10)	(22)
Net cash used in investing activities	(10)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable	(75)	(110)
Net cash used in financing activities	(75)	(110)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,423)	(2,074)
CASH AND CASH EQUIVALENTS, beginning of period	2,873	3,565
CASH AND CASH EQUIVALENTS, end of period	$450	$1,491
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4	$3
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Fair value of common stock issued in connection with the asset acquisition	$113	$—
Consideration for asset acquisition included in accrued expenses	$6	$—
Property and equipment included in accrued expenses	$7	$—
Property and equipment reclassified from inventories	$5	$—

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

On February 17, 2025, Catheter formed a new subsidiary, Cardionomix, Inc. ("Cardionomix"), in order to pursue the potential strategic acquisition of certain assets previously held by Cardionomic, Inc. ("Cardionomic"), a third party entity that has ceased operations. Catheter owns 82% of the subsidiary’s issued and outstanding common stock. The Company’s Chief Executive Officer and Chairman of the Board and certain of his affiliates own 12%. The remaining 6% is held by certain business associates of the Company’s Chief Executive Officer. As of March 31, 2025, operations had yet to be started in Cardionomix. The asset acquisition closed on May 5, 2025, and discussions to obtain funding have begun.

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

Going Concern

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from uncertainty related to its ability to continue as a going concern.

The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. For the three months ended March 31, 2025, the Company incurred $4.0 million in net loss and used $2.3 million in cash for operating activities. As of March 31, 2025, the Company had an accumulated deficit of $296.4 million and cash and cash equivalents of $0.5 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company invests in its commercial capabilities and expands its product portfolio through strategic asset acquisitions. On January 14, 2025, the Company acquired 100% of the membership interests of Perikard, LLC, which was accounted for as an asset acquisition primarily consisting of a single patent for pericardial access technology. The Company issued 275,000 shares of its common stock valued at $113 thousand as consideration and may be obligated to make future royalty payments equal to 10% of net sales of the pericardial access kit for five years following the closing date (see Note 14, Asset Acquisition). In addition, on April 22, 2025, the Company entered into an asset purchase agreement with the assignor of Cardionomic, Inc. (“Cardionomic”), wherein it purchased Cardionomic’s late-stage treatment in development for acute decompensated heart failure, consisting of patents and trademarks related to Cardiac Pulmonary Nerve Simulation (CNPS) System (see Note 18, Subsequent Events). The Company issued 1,000,000 restricted shares of its common stock valued at $310 thousand and a promissory note for $1.5 million. The promissory note has an interest rate of 4% per annum with no principal nor interest payable until the maturity date, which is three years after the date of issuance. The purchased assets have not been cleared for commercial use and require further research and regulatory approval before commercialization. In addition, on May 12, 2025, the Company entered into a Securities Purchase Agreement for a private placement with three institutional investors.  Pursuant to the Securities Purchase Agreement, the Company sold an aggregate of (i) 1,500 PIPE Units and (ii) 1,500 additional shares of a new series of the Company's preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share.  Each PIPE Unit consists of: (i) one share of Series B Convertible Preferred Stock and (ii) Series L Warrants to purchase approximately 2,858 shares of Common Stock at an exercise price of $0.50 per share.  The aggregate stated value of the 3,000 shares of Series B Convertible Preferred Stock issued was $3.0 million.  As consideration for the PIPE Units and Series B Convertible Preferred Stock, the Company collected $1.5 million in cash and secured Convertible Promissory Notes of QHSLab, Inc. previously held by one of the investors, before deducting placement agent fees and offering expenses of $0.2 million.  (See Note 18, Subsequent Events)  The Company expects to continue to incur additional expenses as it undertakes the required research, development, and commercialization activities for the purchased assets. These negative cash flows have substantially depleted the Company’s cash. Management will continue to monitor its operating costs and seek to reduce its current liabilities. Such actions may impair its ability to proceed with certain strategic activities.

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

Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management plans to raise additional capital through public or private equity or debt financing to fulfill its operating and capital requirements for at least 12 months from the date of the issuance of the unaudited condensed consolidated financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company, Old Catheter, and Cardionomix. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP") applicable to interim financial statements. The Financial Accounting Standards Board (“FASB”) establishes these principles to ensure financial condition, results of operations, and cash flows are consistently reported. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the FASB Accounting Standards Codification ("ASC"). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements are based upon a number of estimates including, but not limited to, the allowance for credit losses, evaluation of impairment of long-lived assets, valuation of long-lived assets and their associated estimated useful lives, reserves for warranty costs, fair value of royalties payable due to related parties, the fair value of contingent consideration recorded in connection with a business combination or an asset acquisition, evaluation of probable loss contingencies, fair value of warrants issued, and fair value of equity awards granted.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company generally maintains cash and cash equivalent balances in various operating accounts at financial institutions with high quality credit in amounts in excess of federally insured limits of $250,000. As of March 31, 2025, the Company had deposits in financial institutions in excess of federally insured limits of $0.2 million. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other hedging arrangements.

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the unaudited condensed consolidated balance sheets. The Company does not require collateral from its customers to secure accounts receivable.

The Company had 3 customers that represented 70% and 90% of the Company's condensed consolidated revenues for the three months ended March 31, 2025 and 2024, respectively. The Company had 3 and 2 vendors that accounted for 60% and 40% of accounts payable included in the condensed consolidated balance sheets as of  March 31, 2025 and 2024, respectively.

Reclassifications

Certain prior period financial statement amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit. In the current period, the Company separately discloses interest income and interest expense in the condensed consolidated statement of operations. For comparative purposes, amounts in the prior periods have been reclassified to conform to current period presentations.

Segment Reporting

The Company operates in one reportable segment, which includes all activities related to the marketing, sales, and development of medical technologies in the cardiac electrophysiology field. While the commercial efforts that coordinate the marketing, sales, and distribution of these products are organized by geographic region and product, all of these activities are supported by a single corporate team and distribution channels. The determination of a single reportable segment is consistent with the condensed consolidated financial information available and regularly reviewed by the Company’s chief operating decision maker (“CODM”).

The CODM is the Company’s chief executive officer, who reviews and evaluates condensed consolidated net loss reported on the condensed consolidated statements of operations for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. As the Company’s operations are managed at the consolidated level, there are no differences between the measurement of the reportable segments’ profit or losses and the Company’s condensed consolidated statements of operations. Segment asset measures are not used as a basis for the CODM to evaluate the performance of or to allocate resources to the segment.

The following table summarizes segment revenues and significant segment expenses included in the measure of segment profit or loss (consolidated net loss) reviewed by the CODM (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Revenues	$143	$82
Less:
Cost of revenues	11	5
Acquired in-process research and development expense	119	—
Depreciation and amortization expense	531	522
Stock-based compensation expense	91	6
Salaries and benefits expense	1,314	661
Professional fees	727	672
Research and development expense	103	37
Interest income	(18)	(33)
Interest expense	49	3
Change in fair value of royalties payable due to related parties	1,163	86
Income tax benefit	(724)	—
Other segment items (1)	822	798
Segment net loss	(4,045)	(2,675)

Reconciliation of net loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(4,045)	$(2,675)

(1)    Other segment items include consulting fees of $91 thousand, investor relations and SEC fees of $257 thousand, insurance fees of $82 thousand, and other selling, general, and administrative expenses of $392 thousand for the three months ended March 31, 2025. Other segment items include other expenses, net of $3 thousand, consulting fees of $150 thousand, investor relations and SEC fees of $136 thousand, insurance fees of $134 thousand, and other selling, general, and administrative expenses of $375 thousand for the three months ended  March 31, 2024. Other selling, general, and administrative expenses primarily consist of travel expenses, computer and information technology expenses, and rent expenses.

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

Cash equivalents, prepaid expenses, accounts receivable, accounts payable, and accrued expenses are reported on the condensed consolidated balance sheets at carrying value which approximates fair value due to the short-term maturities of these instruments.  The carrying value of our notes payable and notes payable due to related parties approximates the instruments' fair value due to the short-term maturities of these debt instruments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments (in thousands):

		March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual funds	$420	$420	$—	$—
Money market funds	13	13	—	—
Total assets	$433	$433	$—	$—

Liabilities:
Royalties payable due to related parties	$10,376	$—	$—	$10,376
Total liabilities	$10,376	$—	$—	$10,376

		December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual funds	$2,803	$2,803	$—	$—
Money market funds	12	12	—	—
Total assets	$2,815	$2,815	$—	$—

Liabilities:
Royalties payable due to related parties	$9,213	$—	$—	$9,213
Total liabilities	$9,213	$—	$—	$9,213

The fair value measurement of royalties payable due to related parties includes unobservable inputs that are not supported by any market data. Royalties payable due to related parties equals the present value of estimated future royalty payments. The Company applies an internally developed, revenue adjusted discount rate (“RADR”) to discount back the forecasted royalty payments. The RADR is based on the Company’s weighted average cost of capital (“WACC”) adjusted for the product revenue’s risk profile. The risk-free rate used to determine the cost of equity for the RADR is adjusted to be commensurate with the term of the royalty agreements. Furthermore, the Beta and Risk Premium used to determine the cost of equity are also adjusted to reflect the product revenue's volatility. All other inputs for the RADR and the Company’s WACC are the same.

The following tables summarize the significant unobservable inputs used in the fair value measurement of Level 3 instruments:

	March 31, 2025
Instrument	Valuation Technique	Unobservable Input	Input Range
Royalties payable due to related parties	Discounted future cash flows	Revenue adjusted discount rate	21.0%

	December 31, 2024
Instrument	Valuation Technique	Unobservable Input	Input Range
Royalties payable due to related parties	Discounted future cash flows	Revenue adjusted discount rate	22.5%

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

The table below summarizes the change in fair value of royalties payable due to related parties for the three months ended March 31, 2025 and 2024 (in thousands):

	2025	2024
Beginning Balance at January 1,	$9,213	$6,974
Change in fair value of royalties payable due to related parties	1,163	86
Ending Balance at March 31,	$10,376	$7,060

Accounts Receivable and Allowances for Credit Losses

Accounts receivable consists of trade receivables recorded at invoiced amounts. Accounts receivable is presented net of any discounts and allowance for credit losses, is unsecured and does not bear interest. Accounts receivable is evaluated for collectability based on historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts, including the probability of future collection and estimated loss rates based on aging schedules. Accounts receivable is assessed for collectability based on three portfolio segments: Hospitals - United States, Hospitals - Europe, and Distributors. The determination of portfolio segments is based on the customers’ industry and geographical location.

Changes in the estimated collectability of accounts receivable are recorded in the condensed consolidated statements of operations in the period in which the estimate is revised. Accounts receivable are written off as uncollectible after all means of collection are exhausted. Any subsequent recoveries are credited to the allowance for credit losses. As of  March 31, 2025 and December 31, 2024, the allowance for credit losses related to accounts receivable was immaterial.

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

The Company periodically reviews the residual values and estimated useful lives of each class of its property and equipment for ongoing reasonableness, considering the long-term views of their intended use and the level of planned improvements to maintain and enhance those assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective account balances and any resulting gain or loss is recognized in the Company’s condensed consolidated statements of operations. The cost of repairs and maintenance is expensed as incurred, whereas significant renewals and betterments are capitalized.

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

As a result of the sustained decline of the Company's stock, the Company assessed its long-lived assets for impairment. To evaluate whether the carrying amount of the long-lived asset group is recoverable, the Company determined the estimated future cash flows of the group for a period consistent with that of the primary assets of the group. The sum of the undiscounted cash flows was then compared to the carrying amount of the long-lived assets as of March 31, 2025.  The Company concluded there was no impairment as of March 31, 2025 and December 31, 2024.

Royalties Payable Due to Related Parties

The Company is obligated to pay royalties related to the sales of LockeT and AMIGO System under various royalty agreements executed by Old Catheter. The Company recognizes a liability for royalty fees incurred and payable based on actual sales of products under current portion of royalties payable due to related parties in the condensed consolidated balance sheets. The Company recognizes a liability for future, estimated royalty payments at fair value under the royalties payable due to related parties in the condensed consolidated balance sheets. The royalties payable due to related parties is remeasured at each reporting period. Changes in fair value of royalties payable due to related parties are recorded on the condensed consolidated statements of operations in the period in which they occur. See Note 8, Royalties Payable for additional information.

Asset acquisitions and In-process Research and Development

The Company accounts for acquisitions of assets or a group of assets that do not meet the definition of a business as asset acquisitions based on the cost to acquire the asset or group of assets, which includes certain transaction costs. In an asset acquisition, the cost to acquire is allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. No goodwill is recorded in an asset acquisition.

Assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development (“IPR&D”) in the condensed consolidated balance sheets. Acquired IPR&D that has no alternative future use as of the acquisition date is recognized as research and development expense in the condensed consolidated statements of operations as of the acquisition date.

Contingent consideration in asset acquisitions that is not accounted for as a derivative is measured and recognized when payment becomes probable and reasonably estimable. Subsequent changes in the accrued amount of contingent consideration are measured and recognized at the end of each reporting period and upon settlement as an adjustment to the cost basis of the acquired asset or group of assets, or, if related to IPR&D with no alternative future use, recognized as expense. Contingent consideration that is in the form of a sales or usage-based royalty payment is recognized as an expense as incurred.

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

The Company invoices the customer for the VIVO System and related software upgrades after physical possession and control of the VIVO System has been transferred to the customer. Subsequent renewals for software upgrades are invoiced at inception of the renewed term. The timing of payment for the corresponding invoices depends on the credit terms identified in each customer contract. There were no software upgrade services revenues during the three months ended March 31, 2025 and 2024.

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

Disaggregation of Revenue

The following table summarizes disaggregated product sales by geographic area (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Product Sales
US	$135	$8
Europe	8	74

$143	$82

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net product sales, while all other shipping and handling costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Advertising and Marketing

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising costs were $83 thousand and $49 thousand during the three months ended March 31, 2025 and 2024, respectively.

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

Stock-based Compensation

The Company recognizes stock-based compensation expense associated with stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) issued to employees, members of the Company’s board of directors and consultants in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company evaluates whether stock-based awards should be classified and accounted for as liability or equity awards on the date of grant. Furthermore, the Company measures all stock-based awards granted based on their fair value on the date of grant. Stock options are measured at fair value using the Black-Scholes option pricing valuation model (the “Black-Scholes model”), which incorporates various assumptions, including expected term, volatility and risk-free interest rate. Stock-based compensation expense for all stock-based awards is recognized over the requisite service period, which is generally the vesting period of the respective stock award. Stock-based compensation expense for stock-based awards with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not probable or is not met, no stock-based compensation expense is recognized, and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

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

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from warrants, stock options, non-vested restricted stock awards, restricted stock units, Series A Convertible Preferred Stock, and Series X Convertible Preferred Stock were anti-dilutive (see Note 10, Net Loss per Share).

Net loss attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed dividends declared, if applicable.

Recently Announced Accounting Pronouncements

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

In  November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires the disaggregation of certain costs and expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending  December 31, 2027 and for interim periods beginning in 2028. The guidance  may be applied on a prospective or retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.

Note 3. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$24	$18
Finished goods	47	15
Inventories	$71	$33

There were no charges for inventory obsolescence or allowance recorded for the three months ended March 31, 2025 and 2024.

Note 4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Machinery and equipment	$36	$29
Computer hardware and software	38	29
LockeT animation video	29	29
VIVO DEMO/Clinical Systems	107	101
Property and equipment, gross	210	188
Accumulated depreciation	(117)	(97)
Property and equipment, net	$93	$91

Depreciation expense was $20 thousand and $11 thousand for the three months ended March 31, 2025 and 2024, respectively.

Note 5. Intangible Assets

The following table summarizes the Company’s intangible assets as of  March 31, 2025 (in thousands):

	Estimated
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	( Years)	Amount	Amortization	Value
Developed technology ‐ VIVO	15	$8,244	$(1,237)	$7,007
Developed technology ‐ LockeT	14	18,770	(3,017)	15,753
Customer relationships	6	62	(23)	39
Trademarks/trade names ‐ VIVO	9	876	(219)	657
Trademarks/trade names ‐ LockeT	9	409	(102)	307
		$28,361	$(4,598)	$23,763

The following table summarizes the Company’s intangible assets as of  December 31, 2024 (in thousands):

	Estimated
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	( Years)	Amount	Amortization	Value
Developed technology ‐ VIVO	15	$8,244	$(1,099)	$7,145
Developed technology ‐ LockeT	14	18,770	(2,681)	16,089
Customer relationships	6	62	(21)	41
Trademarks/trade names ‐ VIVO	9	876	(195)	681
Trademarks/trade names ‐ LockeT	9	409	(91)	318
		$28,361	$(4,087)	$24,274

The estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

Future
Amortization
Years ending December 31,	Expense
Remainder of 2025	$1,532
2026	2,043
2027	2,043
2028	2,043
2029	2,033
Thereafter	14,069
Total	$23,763

The Company uses the straight-line method to determine amortization expense for its definite lived intangible assets. Amortization expense, included within selling, general and administrative expenses in the condensed consolidated statement of operations, for the Company's intangible assets was $0.5 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Legal expenses	$164	$81
Offering costs	1,356	1,356
Compensation and related benefits	38	35
Other accrued expenses	72	76
Accrued expenses	$1,630	$1,548

Note 7. Notes Payable

Note Payable - Director & Officer Liability Insurance

The Company purchased director and officer liability insurance coverage on October 16, 2023 for $447 thousand. A down payment of $157 thousand was made and the remaining balance of $290 thousand was financed over 8 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan was 8.99%. Interest expense on this loan was $0 thousand and $3 thousand for the three months ended March 31, 2025 and 2024, respectively. The loan balance was paid off in May 2024, such that there is no remaining balance as of March 31, 2025, and  December 31, 2024.

The Company purchased director and officer liability insurance coverage on September 26, 2024 for $293 thousand. A down payment of $44 thousand was made and the remaining balance of $249 thousand was financed over 10 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan is 9.99%. Interest expense on this loan was $4 thousand for the three months ended March 31, 2025. The loan balance was $102 thousand as of March 31, 2025 and $177 thousand as of December 31, 2024.

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

All of these short-term promissory notes (the “Related Party Notes”) had a maturity date of August 30, 2024 and interest of 8% per annum.

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

Interest expense on the Related Party Notes was $45 thousand and $0 thousand for the three months ended March 31, 2025 and 2024, respectively. The Related Party Notes and related accrued interest totaled $1.6 million as of  March 31, 2025, $106 thousand of which related to accrued interest and was recorded under current portion of interest payable due to related parties on the condensed consolidated balance sheets. The principal balance of $1.5 million of the Related Party Notes is recorded under current portion of notes payable due to related parties on the condensed consolidated balance sheets. The Related Party Notes and related accrued interest totaled $0 million as of March 31, 2024.

See Note 17, Related Parties for additional details.

Note 8. Royalties Payable

LockeT Royalty

On January 9, 2023, prior to the consummation of the Merger, Old Catheter entered in an agreement with its Convertible Promissory Noteholders (“Noteholders”), which substantially consisted of amounts due to David A. Jenkins, previously Old Catheter's Chairman of the Board of Directors prior to the Merger, and, currently, the Company’s Executive Chairman of the Board of Directors and Chief Executive Officer, to forgive all accrued interest and future interest expense in exchange for a future royalty right. Under these agreements, the Company is obligated to pay the Noteholders a total royalty equal to 11.82% of net sales of its LockeT device on a quarterly basis, commencing upon the first commercial sale, which occurred in April 2024, through December 31, 2035.  As of   March 31, 2025 and December 31, 2024, the fair value of the royalty payable related to the agreement with the Noteholders was $10.4 million and $9.2 million, respectively. The Company recorded losses for the change in the fair value of the royalty payable of $1.2 million and $0.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

The Company recorded its first sales of LockeT devices during the year ended December 31, 2024. The Company owed $21 thousand and $32 thousand in connection with the royalty agreements as of March 31, 2025, and December 31, 2024, respectively.

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

The Company is not actively marketing and selling the AMIGO System, such that there was no royalty expense recorded for the three months ended March 31, 2025 and 2024 in relation to the AMIGO System. The AMIGO System royalty payable is recorded under royalties payable due to related parties in the condensed consolidated balance sheets.

Note 9. Leases

The Company determines if an arrangement contains a lease at contract inception based on its ability to control a physically distinct asset in exchange for consideration. If the arrangement contains a lease, the Company then determines the classification of the lease as either operating or finance. For the three months ended March 31, 2025, and the year ended  December 31, 2024, the Company only had operating leases.

For operating leases, right-of-use (“ROU”) assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The present values of future lease payments are discounted using the interest rate implicit in the lease if it is readily determinable. As most leases do not provide an implicit rate, the Company applies an incremental borrowing rate based on the information available at commencement date to determine the present value of future lease payments over the lease term. The Company benchmarked itself against other companies with similar credit ratings and of comparable quality to derive an incremental borrowing rate. Lease expense is recognized on a straight-line basis over the lease term in the condensed consolidated statements of operations.

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

South Carolina Office Lease Agreement

On September 27, 2022, Old Catheter entered into a lease agreement for office space located in Fort Mill, South Carolina. The space is used for office and general use. The lease term began on October 1, 2022, is 38 months, and includes two months of free rent from the commencement date of the lease. The lease contains two distinct 36-month renewal periods, which require 180 days’ notice of the Company's intention to exercise. As of March 31, 2025, the Company is reassessing whether either of the two extension options will be exercised. Accordingly, the Company determined it is not reasonably certain that the extension options will be exercised and the extension options are currently excluded from the operating right-of-use-assets and operating lease liabilities recognized in the condensed consolidated balance sheets. Total rent is $3,435 per month for the first ten months following the two months of free rent, with annual increases on the anniversary of the effective date.

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

Park City Office Lease Agreement

On March 19, 2023, the Company entered into a lease agreement for office space located in Park City, Utah. The space is used for office and general use. The lease term began on May 1, 2023 and is 36 months. The lease contains one 36-month renewal period, which requires 180 days’ notice of the Company's intention to exercise. As of March 31, 2025, the Company does not intend to exercise the extension option. Total rent is $3,200 per month for the first year with an annual increase of three percent per year on the anniversary of the effective date.

The following tables present supplemental balance sheet information related to operating leases for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Operating lease expense	$28	$24
Cash paid for leases	$27	$24

	For the Three Months Ended
	March 31,
	2025	2024
Weighted average remaining lease term (in years) - operating leases	0.88	1.73
Weighted average discount rate - operating leases	8.45%	8.64%

Future minimum lease payments for all lease obligations for the following five fiscal years and thereafter are as follows (in thousands):

Years ending December 31:	Operating Leases
Remainder of 2025	$73
2026	14
Total minimum lease payments	87
Less effects of discounting	(1)
Present value of future minimum lease payments	$86

Operating lease right-of-use assets and lease liabilities were recorded in the condensed consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2025	2024
Assets
Operating lease right-of-use assets, net	$82	$105
Current portion of operating lease liabilities	$83	$98
Operating lease liabilities	3	13
Total operating lease liabilities	$86	$111

Note 10. Net Loss per Share

The Company’s Series A Convertible Preferred Stock, of which no shares were outstanding as of March 31, 2025, Series X Convertible Preferred Stock, and outstanding warrants to purchase common stock have participation rights to any dividends that may be declared in the future, such that they are participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to the participating securities since the holders have no contractual obligation to share in the losses of the Company.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at March 31, 2025, consisted of 1,265,601 shares of common stock issuable upon conversion of Series X Convertible Preferred Stock, 15,960,613 shares of common stock issuable upon exercise of outstanding warrants, 50,001 restricted stock awards, and 2,166,184 shares of common stock issuable upon exercise of vested stock options. The weighted-average number of common shares outstanding as of  March 31, 2025 includes the shares held in abeyance upon the exercise of certain existing warrants (see Note 11, Equity Offerings). In connection with the 2024 Warrant Inducement Offer, the Company agreed to issue the number of shares of common stock that would not cause a holder to exceed their beneficial ownership limitation and to hold the remaining balance of shares of common stock in abeyance. Accordingly, the Company held 2,157,000 shares of common stock in abeyance as of March 31, 2025 (the “Abeyance Shares”). The Abeyance Shares are evidenced through the holders’ existing warrants, which are now deemed to be fully prepaid. Since the Abeyance Shares are issuable for no consideration and do not contain any other conditions that must be satisfied by the holder to ultimately receive such shares of common stock, the Abeyance Shares were included in the weighted-average number of common shares and excluded from the anti-dilutive number of warrants identified above as of March 31, 2025.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at March 31, 2024, consisted of 231,412 shares of Series A Convertible Preferred Stock, 1,265,601 shares of Series X Convertible Preferred Stock, 1,104,214 warrants, and 61,459 stock options.

Note 11. Equity Offerings

September 2024 Public Offering

On August 30, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. as representative (the “Representative”) of the underwriters named in the Underwriting Agreement (the “Underwriters”). Pursuant to the Underwriting Agreement, the Company completed a public offering of its securities on September 3, 2024 (the “September 2024 Public Offering”) and sold an aggregate of (i) 805,900 Common Stock Units and (ii) 2,773,000 Pre-Funded Warrant Units at a public offering price of $1.00 per Common Stock Unit and $0.9999 per Pre-Funded Warrant Unit. The Company collected gross proceeds of approximately $3.6 million before deducting underwriting discounts, commissions, and offering expenses payable by the Company of $1.0 million, resulting in net proceeds of $2.6 million.

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

As a result of the 2024 Warrant Inducement Offer, the Company recorded a deemed dividend for the modification of the 2024 Existing Warrants and issuance of the Series K Warrants of $5.2 million for the year ended  December 31, 2024. Furthermore, the Company assessed the Series K Warrants and Placement Agent Warrants and determined that they do not require liability classification pursuant to ASC 480. The Series K Warrants and Placement Agent Warrants do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the Series K Warrants and Placement Agent Warrants were recorded to additional paid-in capital in the condensed consolidated balance sheets.

Pursuant to the terms of the 2024 Warrant Inducement Offer, in the event that the exercise of the 2024 Existing Warrants would cause a holder to exceed the beneficial ownership limitations included therein, the Company would issue the number of shares of common stock that would not cause a holder to exceed such beneficial ownership limitations and hold the remaining balance of shares of common stock in abeyance. Accordingly, as of  March 31, 2025, the Company held an aggregate of 2,157,000 shares of common stock in abeyance (the “Abeyance Shares”). The Abeyance Shares are evidenced through the holder’s existing warrants, which are deemed to be prepaid. The Abeyance Shares will be held by the Company until the holder sends notice that the remaining balance of shares of common stock may be issued without surpassing the beneficial ownership limitations. Until such time, the Abeyance Shares are evidenced through the holder’s existing warrants ( September 2024 Prepaid Series H Warrants and September 2024 Prepaid Series I Warrants) and are included in the Company’s table of outstanding warrants below.

Warrants

The following table presents the number of common stock warrants outstanding:

Warrants outstanding, December 31, 2024	19,635,513
Issued	—
Exercised	(939,000)
Expired	(578,900)
Warrants outstanding, March 31, 2025	18,117,613

As of  March 31, 2025 and December 31, 2024, all warrants outstanding are recorded in additional paid-in capital in the condensed consolidated balance sheets. The following table presents the number and type of common stock purchase warrants outstanding, their exercise price, and expiration dates as of March 31, 2025:

	Warrants
Warrant Type	Outstanding	Exercise Price	Expiration Date
May 2020 Warrants	1,275	$5,625.00	5/20/2025
May 2020 Placement Agent Warrants	124	$7,031.25	5/20/2025
August 2020 Warrants	1,943	$4,375.00	8/3/2025
August 2020 Placement Agent Warrants	192	$5,468.75	7/30/2025
August 2021 Pharos Banker Warrants	148	$1,495.00	8/16/2026
February 2022 Series B Warrants	39,153	$140.00	2/4/2029
July 2022 Series C Warrants	28,402	$140.00	7/22/2027
September 2024 Prepaid Series H Warrants (1)	657,000	$—	None
September 2024 Series I Warrants	1,078,900	$0.70	3/3/2026
September 2024 Prepaid Series I Warrants (1)	1,500,000	$—	None
September 2024 Series J Warrants	3,578,901	$1.00	9/3/2029
September 2024 Representative Warrants	214,734	$1.55	8/29/2029
October 2024 Series K Warrants	10,695,962	$0.70	7/13/2030
October 2024 Placement Agent Warrants	320,879	$1.09	4/25/2030
	18,117,613

As of March 31, 2025, the warrants issued by the Company had a weighted average exercise price of $2.20.

(1) In calculating net loss per share, the Abeyance Shares were included in the weighted-average number of common shares and excluded from the anti-dilutive number of warrants excluded from the net loss per share calculation (see Note 10, Net Loss Per Share).

Placement Fees

In connection with offerings completed by the Company in 2022, (the "2022 Offerings"), the Company entered into an agreement with a placement agent that, subject to satisfaction of the requirements contained therein, called for a placement fee payable based on capital raised from certain investors for a definitive time following the expiration of the agreement. The accrued placement fee of approximat ely $1.4 million r elated to the 2022 Offerings is included in accrued expenses in the condensed consolidated balance sheets as of  March 31, 2025 and December 31, 2024. Additionally, the agreement called for the issuance of warrants with the following terms:

Number of shares	Exercise Price	Expiration
3,300	$ 312.50	5 years
3,100	$ 175.00	5 years

Note 12. Preferred Stock

Series X Convertible Preferred Stock

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

As of March 31, 2025 and December 31, 2024, only 12,656 shares of Series X Convertible Preferred Stock are outstanding. The 12,656 shares of Series X Convertible Preferred Stock are expected to remain outstanding until the Company meets the initial listing standards of the NYSE American or another national securities exchange or is delisted from the NYSE American, at which time they will convert into common stock.

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

All of the Series A Convertible Preferred Stock were converted as follows:

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

As of March 31, 2025 and December 31, 2024, the Company had no shares of Series A Convertible Preferred Stock outstanding.

Note 13. Stock-Based Compensation

2018 Equity Incentive Plan

In September 2018, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”), which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. In July 2023, the 2018 Plan was replaced by the 2023 Equity Incentive Plan (the "2023 Plan"), as described below. As of July 2023, no additional awards could be made under the 2018 Plan and no shares of common stock were reserved for future issuance. As of March 31, 2025, there are 7 non-statutory stock options outstanding under the 2018 Plan. Three expire in June 2028 and four expire in January 2030.

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

In April 2024, the Company formally terminated the ESPP. Since the inception of the ESPP through its termination, the Company had issued 95 shares of common stock. Upon termination of the ESPP, the reserved shares were released back to the authorized pool.

2020 Inducement Equity Incentive Plan

In March 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) for the purpose of attracting, retaining and incentivizing employees in furtherance of the Company’s success. The 2020 Plan was adopted without stockholder approval pursuant to Rule 303A.08 of the New York Stock Exchange. The 2020 Plan is used to offer equity awards as material inducements for new employees to join the Company. Upon adoption of the 2020 Plan, 64 shares of common stock were reserved for the granting of inducement stock options, restricted stock awards, restricted stock units and other forms of equity awards. In April 2024, the Company terminated the 2020 Plan at which time the reserved shares were released back to the authorized pool. There are no shares reserved for future issuance under the 2020 Plan as of March 31, 2025 and December 31, 2024.

2023 Equity Incentive Plan

In July 2023, the Company’s stockholders approved the 2023 Plan as defined above, which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. Stock options granted under the 2023 Plan to employees and consultants generally will vest annually over a five-year period or as determined by the Board’s Compensation Committee, while grants to non-employee directors vest as determined by the Board's Compensation Committee. For the three months ended March 31, 2025, the Company granted two separate sets of stock options to non-employee directors, each subject to distinct vesting schedules as approved by the Board's Compensation Committee. As of March 31, 2025 and December 31, 2024, 880,365 and 926,882 shares of common stock were reserved for issuance pursuant to future awards under the 2023 Plan. The number of shares available for issuance under the 2023 Plan also includes a quarterly increase commencing on September 1, 2023 by an amount equal to the lesser of (i) 10% of the number equal to the number of shares of common stock outstanding on the applicable adjustment date less the number of shares of common stock outstanding at the beginning of the fiscal quarter immediately preceding the adjustment date, but if such number is a negative number, then the increase will be zero; or (ii) such lesser number of shares as may be determined by the Board.

On January 29, 2025, the Committee approved the issuance of a total of 300,000 non-qualified stock options to non-employee directors under the 2023 Plan. These options vest in three equal annual installments over a 2 year period, with the first tranche vesting immediately on the grant date and the remaining tranches vesting on each subsequent anniversary of January 29. These options have an exercise price of $0.42 and expiration date of January 29, 2035.

On January 29, 2025, the Committee approved the issuance of a total of 450,000 incentive stock options to the Company’s Chief Executive Officer under the 2023 Plan. The options have an exercise price of $0.42 and expiration date of January 29, 2035. 90,000 of these options vested on January 29, 2025, with the remaining 360,000 options vesting in three equal installments of 120,000 options on each subsequent anniversary of January 29.

On January 29, 2025, the Committee approved the issuance of a total of 450,000 incentive stock options to certain executives and other employees of the Company under the 2023 Plan. The options have an exercise price of $0.42 and expiration date of January 29, 2035. Of the total shares issued 225,000 incentive stock options vest at 20% per year for 5 years. The remaining 225,000 options contain performance conditions related to the achievement of specified quarterly sales targets in 2025. These performance-based options will vest and become exercisable at each quarter end once the quarterly sales target is achieved. As of March 31, 2025, the performance condition applicable to the first quarter of 2025 was not satisfied, and accordingly, no performance-based options vested for the three months ended March 31, 2025.

On January 29, 2025, the Committee approved the issuance of a total of 130,000 incentive stock options and 25,000 non-qualified options to certain employees and consultants of the Company under the 2023 Plan. The options have an exercise price of $0.42 and expiration date of January 29, 2035. The options contain performance conditions based on the achievement of tiered sales targets for the year 2025. As of March 31, 2025, it was probable that certain performance conditions would be satisfied and 75% of the options granted would vest. Accordingly, the Company recognized stock-based compensation expense for the portion of these performance-based options that are expected to vest for the three months ended March 31, 2025.

On January 29, 2025, the Committee approved the issuance of a total of 172,500 incentive stock options to certain employees of the Company under the 2023 Plan. All options were issued to employees and vest at 20% per year for 5 years with an exercise price of $0.42 and expiration date of January 29, 2035.

On January 29, 2025, the Committee approved the issuance of a total of 100,000 incentive stock options to certain employees of the Company under the 2023 Plan. These options vest in five equal annual installments over a 4 year period, with the first tranche vesting immediately on the grant date and the remaining tranches vesting on each subsequent anniversary of January 29. These options have an exercise price of $0.42 and expiration date of January 29, 2035.

The options granted for the 2023 Plan for the  three months ended March 31, 2025 were valued using the Black-Scholes model based on the following assumptions on the date of issue:

Options with Time-Based Vesting Conditions

	Non-Employee Director Options Issued January 29, 2025	CEO Options Issued January 29, 2025	Employee Options (4 years) Issued January 29, 2025	Employee Options (5 years) Issued January 29, 2025
Risk-free interest rate	4.55%	4.55%	4.55%	4.55%
Volatility	98.00%	97.50%	97.40%	98.20%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	5.5	5.8	6.0	6.5

Options with Performance-Based Vesting Conditions

	Employee Options with Quarterly Sales Targets Issued January 29, 2025	Employee Options with Tiered Sales Targets Issued January 29, 2025
Risk-free interest rate	4.55%	4.55%
Volatility	98.40%	98.00%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	5.3	5.5

The following is a summary of stock option activity for the 2023 Plan options for the three months ended March 31, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Stock Options	Price	Life	Value (in thousands)
Outstanding at December 31, 2024	70,605	$20.88	8.38	$—
Options exercised	—	—	—	—
Options granted	1,627,500	0.42	—	—
Cancelled/forfeited	(56,921)	0.65	—	—
Outstanding at March 31, 2025	1,641,184	$1.29	9.76	$—
Vested and expected to vest at March 31, 2025	1,641,184	$1.29	9.76	$—
Exercisable at March 31, 2025	278,288	$4.95	9.56	$—

Non-Plan Options Issued

On January 6, 2025, the Board approved and issued a total of 500,000 Non-Plan Options as an employee incentive to the Chief Financial Officer. The options vest monthly over 3 years with an exercise price of $0.53 and an expiration date of January 6, 2035.

The Non-Plan Options issued were valued using the Black-Scholes model based on the following assumptions on the date of issue:

Non-Plan Options Issued January 6, 2025
Risk-free interest rate	4.62%
Volatility	97.00%
Expected dividend yield	0.00%
Expected life (in years)	5.8

The following is a summary of stock option activity for the Non-Plan options for the three months ended March 31, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Stock Options	Price	Life	Value (in thousands)
Outstanding at December 31, 2024	25,000	$5.32	9.33	$—
Options exercised	—	—	—	—
Options granted	500,000	0.53	—	—
Cancelled/forfeited	—	—	—	—
Outstanding at March 31, 2025	525,000	$0.76	9.74	$—
Vested and expected to vest at March 31, 2025	525,000	$0.76	9.74	$—
Exercisable at March 31, 2025	27,778	$0.53	9.77	$—

Restricted Stock Awards

A summary of the restricted stock award activity for the three months ended March 31, 2025 is presented below:

		Weighted
		Average
		Grant Date
	Restricted Stock Awards	Fair Value
Outstanding at December 31, 2024	—	$—
Granted	100,000	0.47
Vested	(49,999)	0.47
Forfeited	—	—
Outstanding at March 31, 2025	50,001	$0.47

Stock-based compensation expense for the three months ended March 31, 2025 and 2024 was $91 thousand and $6 thousand, respectively, in selling, general and administrative expenses in the condensed consolidated statements of operations.

Total unrecognized estimated stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized at  March 31, 2025 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period
Stock options (Non-Plan Options)	$299	3.2
Stock options (2023 Plan Options)	$589	3.2
Restricted stock awards	$20	0.2

Note 14. Asset Acquisition

On January 24, 2025, the Company acquired 100% of the membership interests of Perikard, LLC, which was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology.

The Company issued 275,000 shares of its common stock valued at $113 thousand as consideration and is obligated to make royalty payments equal to 10% of net sales of the pericardial access kit for five years following the closing date. The patent was determined to be IPR&D with no alternative future use, and accordingly, the Company recognized $119 thousand, consisting of $113 thousand of stock consideration and $6 thousand of direct transaction costs, as acquired in-process research and development in the condensed consolidated statements of operations for the three months ended March 31, 2025. As of March 31, 2025, the Company has not recognized a liability for the contingent royalty payments because they are currently not probable or reasonably estimable.

Note 15. Income Taxes

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

For the three months ended March 31, 2025 and 2024, the Company recorded federal income tax benefit of $724 thousand and $0, respectively, and no state income tax provision or benefit. The federal income tax benefit primarily relates to an increase in net operation losses that are not subject to limitations under Section 382 of the Internal Revenue Code. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open income tax audits with any taxing authority as of March 31, 2025.

Note 16. Commitments and Contingencies

In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

As of March 31, 2025, the Company had no outstanding litigation.

Note 17. Related Parties

Prior to the Merger, David A. Jenkins, the Company’s current Executive Chairman of the Board and Chief Executive Officer, and Old Catheter’s Chairman of the Board of Directors, and his affiliates held approximately $25.1 million of Old Catheter’s Convertible Promissory Notes, or the Notes, that were converted into 7,856.251 shares of Series X Convertible Preferred Stock in connection with the Merger (see Note 12, Preferred Stock). In consideration for forgiving the interest accrued but remaining unpaid under the Notes in an aggregate amount of approximately $13.9 million, Mr. Jenkins and his affiliates also received royalty rights equal to approximately 12% of the net sales, if any, of LockeT, commencing upon the first commercial sale and through December 31, 2035. The Company entered into an additional royalty agreement for the LockeT device with Auston Locke, who is the son of Robert Locke, VP of Product Development. Under this agreement, the Company will pay a 5% royalty rate on net sales up to $1 million in cumulative royalties. If a patent is obtained, the royalty rate will be 2% of net sales until the Company has paid a total of $10 million in cumulative royalties. Refer to Note 2, Summary of Significant Accounting Policies and Note 8, Royalties Payable for additional information over the royalties payable due to these related parties.

In addition to the shares described above that were issued in connection with the Notes, Mr. Jenkins and his affiliates received 1,325.838 shares of Series X Convertible Preferred Stock in the Merger, and Mr. Jenkins’ adult children received 1,284.344 shares of Series X Convertible Preferred Stock in the Merger, all in exchange for their equity interests in Old Catheter in accordance with the Merger exchange ratio. As of  March 31, 2025, a total of 9,239.285 shares of Series X Preferred Stock were held by these related parties.

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

On May 1, 2024, Marie-Claude Jacques, the Company’s Chief Commercial Officer, received a non-plan option to purchase 25,000 shares of the Company’s common stock. The options have an exercise price of $5.321 per share, vest at 20% per year for 5 years and expire in May 2034.  On January 29, 2025, Ms. Jacques received an incentive stock option to purchase 250,000 shares of the Company's common stock.  The options have an exercise price of $0.42 per share, 25,000 options vest on the grant date and an additional 25,000 options vest annually for 4 years, 31,250 options vest quarterly upon achievement of quarterly sales targets during 2025 and expire in January 2035.

On January 6, 2025, Philip Anderson, the Company's Chief Financial Officer, received a non-plan option to purchase 500,000 shares of the Company's common stock.  The options have an exercise price of $0.53 per share, vest monthly over 36 months and expire in January 2035.

During the year ended December 31, 2024, the Company entered into various short-term promissory notes with various related parties (the “Related Party Notes”). These Related Party Notes had a maturity date of August 30, 2024 and interest rates of 8% per annum. On August 23, 2024, the Notes were amended to extend the maturity date to January 31, 2026 and increase the interest rate to 12% per annum effective August 31, 2024. See Note 7, Notes Payable for further information.

The related parties and the amounts owed to each related party are summarized in the following table as of  March 31, 2025 (in thousands):

Related Party	Issuance Date	Principal Amount	Interest Accrued
David Jenkins	5/30/2024	$500	$35
FatBoy Capital	6/25/2024	$150	$11
FatBoy Capital	7/1/2024	$250	$18
FatBoy Capital	7/18/2024	$100	$7
Jenkins Family Charitable Institute	7/25/2024	$500	$35

On September 3, 2024, the Jenkins Family Charitable Institute also invested approximately $500,000 in the Company’s public offering and received 265,000 shares of common stock; 235,000 pre funded warrants with an exercise price of $0.0001 and no expiration date; 500,000 Series H Warrants with an exercise price of $1.00 per share that expired on March 3, 2025; 500,000 Series I Warrants with an exercise price of $1.00 per share that expire on March 3, 2026; and 500,000 Series J Warrants with an exercise price of $1.00 per share that expire on September 3, 2029.

On October 28, 2024, the Jenkins Family Charitable Institute exercised all 235,000 pre funded warrants and received 235,000 shares of common stock of the Company. On December 31, 2024, the Jenkins Family Charitable Institute distributed 450,000 Series J warrants to its trustee and two advisors, who are daughters of Mr. Jenkins.

Note 18. Subsequent Events

Cardionomic Asset Acquisition

On April 22, 2025, Cardionomix entered into a definitive asset purchase agreement with the assignor of Cardionomic (“Seller”) to purchase certain assets, which relate to late-stage treatment in development for acute decompensated heart failure (the “Purchased Assets”). On May 5, 2025, the transaction closed. At closing of the transaction, the Purchased Assets were acquired by Cardionomix, as is, in exchange for the issuance of 1,000,000 restricted shares of the Company’s $0.0001 par value common stock. Additionally, Cardionomix issued to the Seller a promissory note (the "Note”) in the amount of $1.5 million, with simple interest accruing at 4% per annum on the principal thereof and no interest or principal payable until the maturity date of the Note, which will be three years following issuance of the Note.

The accounting for the acquisition is incomplete due to the proximity of the closing date of the Acquisition to the date of this filing. As a result, the Company is unable to disclose provisional fair value estimates of the identifiable net assets acquired. The Company will recognize and provide additional disclosures regarding the Acquisition within its second quarter Quarterly Report on Form 10-Q.

Issuance of Common Stock

In connection with the October 2024 Warrant Inducement Offer, shares were held in abeyance in the event that the exercise of the 2024 Existing Warrants would have otherwise caused a holder to exceed the beneficial ownership limitations set forth in the 2024 Existing Warrant. These Abeyance Shares are held as Pre-Funded Warrants until notice is received from the holder that the balance, or a portion thereof, may be issued in compliance with the beneficial ownership limitation. On  April 24, 2025, the Company released and issued 732,000 Abeyance Shares.

May 2025 PIPE

On May 12, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) for a private placement with three institutional investors ( “May 2025 PIPE Financing”). Pursuant to the Securities Purchase Agreement, the Company sold an aggregate of (i) 1,500 PIPE Units and (ii) 1,500 additional shares of a new series of the Company’s preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share. Each PIPE Unit consists of: (i) one share of Series B Convertible Preferred Stock and (ii) Series L Warrants to purchase approximately 2,858 shares of Common Stock at an exercise price of $0.50 per share. The aggregate stated value of the 3,000 shares of Series B Convertible Preferred Stock issued was $3.0 million. As consideration for the PIPE Units and Series B Convertible Preferred Stock, the Company collected $1.5 million in cash and secured Convertible Promissory Notes of QHSLab, Inc. previously held by one of the investors (“QHSLab Notes”), before deducting placement agent fees and offering expenses of $0.2 million (collectively, the “Placement Agent Fees”).

Each Series L Warrant is exercisable when stockholders’ approval is obtained (“Stockholder Approval”) and expires 5.5 years thereafter. The Series L Warrants are convertible into an aggregate of 4,285,716 shares of the Company’s Common Stock and may be cashless exercised under certain circumstances. The exercise price of each Series L Warrant is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s Common Stock. The Series L Warrants are callable by the Company for $0.01 per share if the 20‑day volume‑weighted average price of the Company’s Common Stock exceeds $1.50 per share.

In connection with the May 2025 PIPE Financing, the Company also intends to issue Placement Agent Warrants to purchase an aggregate of 257,143 shares of Common Stock at an exercise price of $0.5425 per share to the Placement Agent. The Placement Agent Warrants will terminate 5 years from the date of issuance. Except for the exercise price and contract term, the Placement Agent Warrants will have substantially similar terms and conditions as those of the Series L Warrants.

The Series B Convertible Preferred Stock is convertible into an aggregate of 8,574,000 shares of the Company’s Common Stock at a fixed conversion rate of $0.35 per share, or approximately 2,858 shares of Common Stock per $1,000 of stated value. The holders may convert the Series B Convertible Preferred Stock at the earlier of (i) the date stockholder approval is obtained (“Stockholder Approval”) or (ii) the date the NYSE American listing application for the shares of Common Stock issuable upon conversion is approved. If the NYSE American listing application approval is obtained prior to Stockholder Approval, then the Series B Convertible Stock may only be converted up to 2,202,357 shares of Common Stock (19.99% of the Company’s outstanding common stock on the date of issuance of the Series B Convertible Preferred Stock). The Series B Convertible Preferred Stockholders participate in dividends paid to common stockholders on an as-converted basis and do not have any voting rights. The Series B Convertible Preferred Stockholders do not have a preference upon any liquidation, dissolution, or winding-up of the Company.

Subject to limited exceptions, the holders of Series L Warrants, Placement Agent Warrants, and Series B Convertible Preferred Stock will not have the right to exercise any portion of their Series L Warrants or Placement Agent Warrants and convert any portion of their Series B Convertible Preferred Stock if the holder (together with such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% of the shares of Common Stock then outstanding (the “Beneficial Ownership Limitation”). At the holder’s option, the holder may increase the beneficial ownership limitation to 9.99% of the shares of Common Stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

Mercer Street Global Opportunity Fund, LLC (“Mercer”) transferred the QHSLab Notes, which are currently in default, as partial consideration for the PIPE Units and Series B Convertible Preferred Stock issued by the Company under the Assignment Agreement dated May 12, 2025. One QHSLab Note was originally issued on August 10, 2021 with a principal amount of $806,000, had a maturity date of August 10, 2022, and an interest rate of 5% per annum (“2021 Note”), a default interest rate of 18%, and a conversion rate of 20 cents per share of common stock of QHSLab. The second QHSLab Note was originally issued on July 19, 2022 with a principal amount of $440,000, had a maturity date of July 19, 2023, and interest rate of 5% per annum (“2022 Note”), a default interest rate of 18%, and conversion rate of 20 cents per share of common stock of QHSLab. The Company estimates that the approximate aggregate principal amount, plus all accrued but unpaid interest, fees and other amounts, owed by QHSLab under both Notes is equal to approximately $1.6 million; however, both Notes are currently in default, there can be no assurance that they will be paid in full or at all, and their valuation is uncertain.

In connection with the May 2025 PIPE Financing, the Company also entered into a registration rights agreement with the purchasers requiring the Company to register for resale the shares of common stock issuable upon the conversion of the Series B Convertible Preferred Stock and Series L Warrants. Failure to timely file, obtain the effectiveness of, or maintain the registration shall lead to an obligation to pay to the investors cash liquidated damages equal to 2% of each investor’s subscription amount for then outstanding securities for every 30-day period the lapse continues, with unpaid amounts accruing interest at 18% per annum after a specified grace period.

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

Forward-looking statements can be identified by words such as “believe,” “anticipate,” “may,” “might,” “can,” “could,” “continue,” “depends,” “expect,” “expand,” “forecast,” “intend,” “predict,” “plan,” “rely,” “should,” “will,” “may,” “seek,” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these words. These statements include, but are not limited to, our expectations with respect to our timing and need for future financings. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024. These risks include, but are not limited to, that: we will be required to raise additional funds to finance our operations and continue as a going concern , and we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us, and we may require additional funds sooner than our current expectations; our business has a history of losses, will incur additional losses, and may never achieve profitability; we have identified material weaknesses in our internal control over financial reporting and these material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner; compliance with Sarbanes-Oxley Act Section 404 could have a material adverse impact on our business; we will not be able to reach profitability unless we are able to achieve our product expansion and growth goals; our VIVO launch plans require significant investment in infrastructure and sales representatives; our research and development and commercialization efforts may depend on entering into agreements with corporate collaborators; we have entered into joint marketing agreements with respect to our products, and may enter into additional joint marketing agreements, that will reduce our revenues from product sales; royalty agreements with respect to LockeT, the surgical vessel closing pressure device, will reduce any future profits from this product; if we experience significant disruptions in our information technology systems, our business may be adversely affected; litigation and other legal proceedings may adversely affect our business; if we make acquisitions or divestitures, we could encounter difficulties that harm our business; failure to attract and retain sufficient qualified personnel could also impede our growth; our revenues may depend on our customers’ receipt of adequate reimbursement from private insurers and government sponsored healthcare programs; we may be unable to compete successfully with companies in our highly competitive industry, many of whom have substantially greater resources than we do; our future operating results depend upon our ability to obtain components in sufficient quantities on commercially reasonable terms or according to schedules, prices, quality and volumes that are acceptable to us, and suppliers may fail to deliver components, or we may be unable to manage these components effectively or obtain these components on such terms; if hospitals, physicians and patients do not accept our current and future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any; the recent coronavirus outbreak (“COVID-19”) adversely affected our financial condition and results of operations and we cannot provide any certainty as to whether there will be future impacts from COVID-19 or another pandemic; a variety of risks associated with marketing our products internationally could materially adversely affect our business; the impact of the military conflicts in Ukraine and Israel, and the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have affected, and may continue to affect, our business and results of operations, including our supply chain; if the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates; we may be adversely affected by product liability claims, unfavorable court decisions or legal settlements; our ability to use our net operating loss carryforwards may be limited; we may have to make milestone payments under the Settlement Agreement we entered into with the Department of Justice (“DOJ”); we are subject to pervasive and continuing regulation by the FDA and other regulatory agencies; our products may be subject to additional recalls, revocations or suspensions after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business; changes in trade policies among the United States (“U.S.”) and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products; increased tariffs or the imposition of other barriers to international trade could have a material adverse effect on our revenues and operating results; product clearances and approvals can often be denied or significantly delayed, although we have obtained regulatory clearance for our VIVO and LockeT products in the U.S. and certain non-U.S. jurisdictions, our business plans include expanding uses for our products, which will require additional clearances; even after clearance is obtained, our products remain subject to extensive regulatory scrutiny; if we or our suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, or any applicable state equivalent, our operations could be interrupted, and our potential product sales and operating results could suffer; if any of our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions; healthcare reform initiatives and other administrative and legislative proposals may adversely affect our business, financial condition, results of operations and cash flows in our key markets, and if we are unable to obtain and maintain patent protection for our products, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our existing products and any products we may develop, and our technology may be adversely affected.

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

On January 9, 2023, the Company merged with the former Catheter Precision, Inc. (“Old Catheter”), a privately held Delaware corporation (the “Merger”), which became a wholly owned subsidiary of the Company.  Following the Merger, we discontinued the Company’s legacy lines of business and the use of any of its DABRA-related assets. We shifted the focus of our operations to Old Catheter’s product lines. Accordingly, our current activities primarily relate to Old Catheter’s historical business, which comprises the design, manufacture and sale of new and innovative medical technologies focused on the field of cardiac electrophysiology (EP).

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

Our newest product,  LockeT® (“LockeT”), is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure. LockeT is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently. LockeT is a sterile Class I product that was registered with the FDA in February 2023, at which time we began initial shipments to distributors. In May 2023, Catheter submitted LockeT for CE Mark approval. CE Mark approval was received in April 2025.  We are in discussion with multiple international distributors to sell LockeT in countries which require CE Mark before marketing can begin. In May 2024, we recognized our first sale of LockeT. In September 2024, we received notification of the issuance of our first LockeT patent in the country of China and we also completed a Middle East distribution agreement for LockeT.  In April 2025, we received notification of the issuance of our first LockeT patent in the United States by the United States Patent and Trademark Office.

Clinical studies for LockeT began during the year ended December 31, 2023. The current studies are planned to show the product’s effectiveness and benefits, including faster wound closure, earlier ambulation, potentially leading to early hospital discharge, and lower costs for the healthcare provider and/or insurance payor. These clinical studies are intended to provide crucial data for marketing and to expand our indications for use with the FDA. For more information about our clinical studies, refer to Item 1, Business in our Form 10-K.

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

Recent Developments

PeriKard Asset Acquisition

On January 14, 2025, we entered into a Membership Interest Purchase Agreement (“the Agreement”) with Cardiofront, LLC (“Seller”) to purchase the issued and outstanding membership interests of PeriKard, LLC, a wholly-owned subsidiary of Seller. The primary purpose was to purchase patented technology for commercialization within the broader cardiac treatment and electrophysiology industry. Pursuant to the Agreement, we issued 275,000 shares of our common stock valued at $113 thousand to the Seller in exchange for 100% of the membership interests of PeriKard, LLC (“Acquisition”). Furthermore, we may be obligated to make royalty payments equal to 10% of net sales of the pericardial access kit for five years following the closing date. This transaction closed on January 24, 2025.

The Acquisition was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology. The patent was determined to be in-process research and development ("IPR&D") with no alternative future use, and accordingly, we recognized $119 thousand, consisting of $113 thousand of stock consideration and $6 thousand of direct transaction costs, as acquired in-process research and development in the condensed consolidated statements of operations for the three months ended March 31, 2025. As of March 31, 2025, we have not recognized a liability for the contingent royalty payments because they are currently not probable or reasonably estimable.

Cardionomic Asset Acquisition

In February 2025, we formed a new subsidiary, Cardionomix, Inc. (“Cardionomix”), in order to pursue the potential acquisition of certain assets previously owned by Cardionomic, Inc. We own 82% of Cardionomix's issued and outstanding common stock.  Our Chief Executive Officer and Chairman of the Board and certain of his affiliates own 12%.  The remaining 6% is held by certain business associates of our Chief Executive Officer.

On April 22, 2025, Cardionomix entered into an asset purchase agreement with Cardionomic, LLC (“Seller”), the assignor of Cardionomic, to purchase these assets, which relate to late-stage treatment in development for acute decompensated heart failure (the “Purchased Assets”).  On May 5, 2025, the transaction closed.  At closing of the transaction, the Purchased Assets were acquired by Cardionomix, as is, in exchange for the issuance of 1,000,000 restricted shares of the Company’s $0.0001 par value common stock. Additionally, Cardionomix issued the Seller a promissory note (the "Note”) in the amount of $1.5 million, with simple interest accruing at 4% per annum on the principal thereof and no interest or principal payable until the maturity date of the Note, which will be three years following issuance of the Note.

The accounting for the acquisition is incomplete due to the proximity of the closing date of the Acquisition to the date of this filing. As a result, we are unable to disclose provisional fair value estimates of the identifiable net assets acquired. We will recognize and provide additional disclosures regarding the acquisition within our second quarter Quarterly Report on Form 10-Q.

October 2024 Warrant Inducement Offer

In connection with the October 2024 Warrant Inducement Offer, in the event that the exercise of the 2024 Existing Warrants would cause a holder to exceed the beneficial ownership limitations included therein, we issued the number of shares of common stock that would not cause a holder to exceed such beneficial ownership limitations and held the remaining balance of shares of common stock in abeyance. These Abeyance Shares are held as Pre-Funded Warrants until notice is received from the holder that the balance, or portion thereof, may be issued in compliance with the beneficial ownership limitations. Accordingly, we held an aggregate of 2,157,000 shares of common stock in abeyance (the “Abeyance Shares”) as of March 31, 2025.

During the three months ended March 31, 2025, we released and issued 939,000 Abeyance Shares and subsequently, on April 24, 2025, we released and issued an additional 732,000 Abeyance Shares.

2023 Equity Incentive Plan

On July 11, 2023, we held an Annual Meeting where our stockholders approved the 2023 Equity Incentive Plan (“2023 Plan”) that authorizes us to grant options, restricted stock and other equity-based awards. In January 2025, the shareholders approved an additional 1.5 million shares of common stock for issuance under the plan. As of March 31, 2025, options to purchase an aggregate of 1,624,750 shares were outstanding and 880,365 shares of common stock were reserved for issuance pursuant to future awards under the 2023 Plan. The number of shares available for grant under the 2023 Plan also includes a quarterly increase commencing on September 1, 2023 by an amount equal to the lesser of (i) 10% of the number equal to the number of shares of common stock outstanding on the applicable adjustment date less the number of shares of common stock outstanding at the beginning of the fiscal quarter immediately preceding the adjustment date, but if such number is a negative number, then the increase will be zero; or (ii) such lesser number of shares as may be determined by the Board.

Components of our Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenues

Our current activities primarily relate to the design, manufacture and sale of new and innovative medical technologies in the field of cardiac electrophysiology.

Our two primary products are (i) the VIVO System and (ii) the LockeT device.

The VIVO System provides 3D cardiac mapping to aid with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. Customers also have the option to purchase software upgrades in advance at contract inception. We invoice the customer for VIVO System and related software upgrade services after physical possession and control of VIVO System has been transferred. Subsequent renewals for software upgrade services are invoiced at inception of the renewed term. The timing of payment for the corresponding invoices depends on the credit terms identified in each contract. We recognize revenues for VIVO System at the point in time that the product is delivered to the customer. We recognize revenues for software upgrade services evenly over time over the term of the contract. We did not recognize any revenues for software upgrade services for the three months ended March 31, 2025 and 2024.

LockeT is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure. We recognize sales of LockeT at the point in time that the product is delivered to the customer.

We are a business that has operations within multiple countries. During the three months ended March 31, 2025 and 2024, approximately 6% and 90% of our sales were derived from customers outside the United States, respectively.

Cost of revenues

Cost of revenues for product sales consists primarily of component costs, labor costs, and manufacturing overhead incurred to produce our products and support production.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses consist of employee-related costs, including salaries, benefits and stock-based compensation expenses. Other SG&A expenses include amortization of intangible assets, depreciation of fixed assets, professional services fees, including legal, audit and tax fees, insurance fees, general corporate expenses and facility-related expenses.

Research and development expenses

Research and development (“R&D”) expenses are expensed as incurred and include research grants paid to other parties, product development, costs of clinical studies to support new products and product enhancements, including expanded indications, supplies used for internal R&D and clinical activities, and costs for outside consultants who assist with technology development and clinical affairs.

Acquired in-process research and development expenses

Assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as IPR&D. Acquired IPR&D that has no alternative future use as of the acquisition date is recognized as research and development expense as of the acquisition date.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table sets forth the results of the Company's operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenue	$143	$82	$61
Cost of revenues	11	5	6
Selling, general and administrative expenses	3,485	2,656	829
Research and development expenses	103	37	66
Acquired in-process research and development	119	—	119
Change in fair value of royalties payable due to related parties	(1,163)	(86)	(1,077)
Other income (expense), net (1)	(31)	27	(58)
Income tax benefit	(724)	—	(724)

(1)          Constitutes the operating activities within other income (expense), net in the consolidated statements of operations, except for the change in fair value of royalties payable due to related parties that is presented separately in the table above.

Revenues

The increase in revenues of approximately $61 thousand for the three months ended March 31, 2025 as compared to the corresponding period in the prior year was due to an increase in LockeT sales that was partially offset by lower product sales of the VIVO System. LockeT sales increased by $128 thousand from $0 for the three months ended March 31, 2024, to $128 thousand for the three months ended March 31, 2025. VIVO System product sales decreased by $67 thousand from $82 thousand for the three months ended March 31, 2024 to $15 thousand for three months ended March 31, 2025. The decrease in VIVO System product sales was primarily driven by a reduction in VIVO patch sales in the European Union ("EU"), which accounted for the majority of product sales in 2024. This decline was primarily attributable to reduced sales efforts resulting from changes in commercial leadership and the prolonged medical leave of a key EU-based sales consultant.  The consultant returned to full-time work late in the fourth quarter of 2024.

Cost of revenues

The increase in cost of revenues of approximately $6 thousand for the three months ended March 31, 2025 as compared to the corresponding period in the prior year was primarily due to a higher volume of products sold.

Selling, general and administrative expenses

The increase in selling, general and administrative expenses of approximately $0.8 million for the three months ended March 31, 2025 as compared to the corresponding period in the prior year was primarily due to an increase in salaries and benefits of $0.7 million and an increase in stock-based compensation expense of $0.1 million. The increase in salaries and benefits was primarily due to an increase in headcount from 15 employees for the three months ended March 31, 2024 to 22 employees for the corresponding period in 2025. Additionally, 3 employees who departed in the first quarter of 2024 were subsequently replaced with new hires with higher annual salaries who worked for the Company for the entirety of the first quarter of 2025. The increase in stock-based compensation expense was primarily due to 1,627,500 options granted to certain employees and non-employees under the 2023 Plan on January 29, 2025, and 500,000 non-plan options granted to an employee on January 3, 2025 as compared to 435,000 options granted to certain employees under the 2023 Plan during the first quarter of 2024.

Research and development expenses

The increase in research and development expenses of approximately $0.1 million for the three months ended March 31, 2025 as compared to the corresponding period in the prior year was primarily due to hiring a full-time employee in January 2025 who is tasked with research and development activities which resulted in an increase in salaries and benefits of $0.1 million.

Acquired in-process research and development

The increase in acquired in-process research development of approximately $0.1 million for the three months ended March 31, 2025 as compared the corresponding period in the prior year primarily relates to the asset acquisition completed on January 24, 2025. The Company acquired 100% of the membership interests of Perikard, LLC, which was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology. The patent was determined to be IPR&D with no alternative future use, and accordingly, we recognized $119 thousand, consisting of $113 thousand of stock consideration and $6 thousand of direct transaction costs, as acquired in-process research and development in the condensed consolidated statements of operations for the three months ended March 31, 2025.

Change in fair value of royalties payable due to related parties

At each reporting period, the fair value of the royalties payable due to related parties is calculated using the discounted cash flow method. The decrease in the change in fair value of royalties payable due to related parties primarily relates to a decrease in the discount rate used in the discounted cash flow method. The discount rate decreased by 8% from 29% at March 31, 2024 to 21.0% at March 31, 2025, which led to a decrease of $1.1 million in the change in fair value of royalties payable due to related parties period over period.

Other income (expense), net

The decrease in other income (expense), net of approximately $58 thousand for the three months ended March 31, 2025 as compared to the corresponding period in the prior year was due to an increase in interest expense of $46 thousand primarily related to the Related Party Notes (see Note 7, Notes Payable included elsewhere in our Quarterly Report) and a decrease in interest income of $15 thousand primarily related to a decrease in short term investments recognized as cash equivalents in the condensed consolidated balance sheets period over period.

Income tax benefit

The increase in income tax benefit of approximately $724 thousand for the three months ended March 31, 2025 as compared to the corresponding period in the prior year relates to an increase in net operating losses that are not subject to limitations under Section 382 of the Internal Revenue Code.

Liquidity and capital resources

As of March 31, 2025, we had cash and cash equivalents of $0.5 million and an accumulated deficit of $296.4 million. For the three months ended March 31, 2025, net cash used by operating activities was $2.3 million. We have incurred recurring net losses from operations and negative cash flows from operating activities since inception.

We expect operating losses and negative cash flows to continue for the foreseeable future until our sales and gross profit increase sufficiently to cover our operating expenses.  We expect our current operating expenses to remain relatively fixed.  We believe that our current cash on hand of $1.5 million as of May 12, 2025 will not be sufficient to fund our current operations, including without limitation, to repay our outstanding short-term notes that will become due and payable on January 31, 2026. Because expected revenues are not adequate to fund our anticipated operating costs and liabilities beyond such point, we expect the need for additional financing sometime in the next month. We are currently evaluating potential means of raising cash through future debt and equity financing transactions to fund our operations and pay our debts as they come due, including a proposed at the market offering registered with the Securities and Exchange Commission as well as private placements of our securities, including our common stock and other securities convertible into or exchangeable for our common stock, such as convertible preferred stock and warrants. If we are unable to do so, we will be required to reduce our spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that we will be successful in doing so. If we are unable to do so, we will be required to suspend a portion or all of our operations and/or potentially seek relief from our creditors. We may not be able to secure financing in a timely manner or on favorable terms, if at all.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the condensed consolidated financial statements for the quarter ended March 31, 2025 are issued. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows for the Three Months Ended March 31, 2025 and 2024 (in thousands)

	Three Months Ended March 31,
	2025	2024
Net cash used in:
Operating activities	$(2,338)	$(1,942)
Investing activities	(10)	(22)
Financing activities	(75)	(110)
Net change in cash and cash equivalents	$(2,423)	$(2,074)

Net cash used in operating activities

During the three months ended March 31, 2025, net cash used in operating activities of $2.3 million primarily consisted of net loss of $4.0 million and non-cash adjustments related to deferred income tax benefits of $0.7 million. This was partially offset by an increase in operating assets and liabilities of $0.5 million and non-cash adjustments related to depreciation and amortization of $0.5 million and change in fair value of royalties payable due to related parties of $1.2 million.

During the three months ended March 31, 2024, net cash used in operating activities of $1.9 million consisted of a net loss of $2.7 million, partially offset by an increase in operating assets and liabilities of $0.1 million and non-cash adjustments of $0.6 million, consisting primarily of depreciation and amortization of $0.5 million and a change in fair value of royalties payable due to related parties of $0.1 million.

Net cash used in investing activities

During the three months ended March 31, 2025, net cash used in investing activities of $10 thousand consisted of purchases of property and equipment.

During the three months ended March 31, 2024, net cash used in investing activities of $22 thousand consisted of purchases of property and equipment.

Net cash provided by financing activities

During the three months ended March 31, 2025, net cash used in financing activities of $0.1 million consisted of payments on notes payable.

During the three months ended March 31, 2024, net cash used in financing activities of $0.1 million consisted of payments on notes payable.

Off-balance sheet arrangements

We have not engaged in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as a part of our ongoing business. Accordingly, we did not have any off-balance sheet arrangements during any of the periods presented.

The Company’s Critical Accounting Estimates

The information set forth below relates to the Company’s critical accounting policies and estimates. The discussion and analysis of our financial position and results of operations is based on our condensed consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. GAAP. We believe certain of our accounting policies are critical to understanding our financial position and results of operations.

The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We regularly evaluate estimates and assumptions related to asset acquisitions, including the determination of the consideration transferred and related allocations to the fair value of assets acquired, provisions for legal contingencies, income taxes, deferred income tax asset valuation allowances, royalties payable due to related parties, share based compensation, evaluation of impairment of long-lived assets, valuation of long-lived assets and their associated estimated useful lives, and revenues. Our estimates are based on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

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

Stock-based compensation

We calculate the cost of awards of equity instruments based on the grant date fair value of the option awards issued to employees, members of our board of directors and non-employee consultants using the Black-Scholes option pricing valuation model ("Black-Scholes model"), which incorporates various assumptions including volatility, expected term and risk-free interest rate. The expected term of the options is the estimated period of time until exercise and was determined using the SEC’s safe harbor rules, using an average of vesting and contractual terms, as we did not have sufficient historical experience of similar awards. Expected stock price volatility is based on historical volatilities of certain “guideline” companies, as the Company does not have sufficient historical stock price data. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term. The estimated fair value of stock-based compensation awards is amortized on a straight-line basis over the relevant vesting period, adjusted for actual forfeitures at the time they occur.

Royalties payable

We are obligated to pay royalties under various royalty agreements executed by Old Cather. On January 9, 2023, prior to the consummation of the Merger, Old Catheter entered in an agreement with its convertible promissory noteholders, which substantially consisted of amounts due to David A. Jenkins, previously Old Catheter's Chairman of the Board of Directors prior to the Merger, and, currently, the Company’s Executive Chairman of the Board of Directors and Chief Executive Officer, and certain of his affiliates, to forgive all accrued interest and future interest expense in exchange for a future royalty right. We will pay to the noteholders a total royalty equal to approximately 12% of net sales of LockeT, which commenced upon the first commercial sale in 2024, through December 31, 2035.

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

New Accounting Pronouncements

See Note 2 in the consolidated financial statements included elsewhere in this Quarterly Report for a description of new accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows as applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman of the Board and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2025. Our objective in designing our disclosure controls and procedures is that they provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, due to the existence of the material weaknesses found in our internal controls over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. As disclosed in our Form 10-K for the year ended December 31, 2024, for the reasons set forth therein, our Chief Executive Officer and then Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified material weaknesses in internal control over financial reporting related to our control environment that existed as of March 31, 2025, as described below.  Specifically, we identified material weaknesses with respect to (1) the lack of segregation of duties, (2) the lack of designed and operating review controls with respect to oversight of the financial reporting process, and (3) review of work performed by service providers with regards to (i) management's provision of inputs for valuations to a third-party provider and (ii) the Section 382 calculation in the tax provision in that the Company's provision did not reference the correct dates when determining ownership changes resulting in material changes in the amount of expiring net operating losses available to be utilized. Notwithstanding the identified material weaknesses, management believes that the Financial Statements and related financial information included in this Annual Report fairly present, in all material respects, our balance sheets, statements of operations, shareholders’ equity and cash flows as of and for the periods presented.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in the Fiscal 2024 10-K.

ITEM 1A. RISK FACTORS

Investing in our common stock is highly speculative and involves risks. You should carefully consider the risk factors described in Part I, Item 1A, “Risk Factors” in our Form 10-K. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should also carefully consider the risks discussed in the section titled “Forward-Looking Statements” and the matters discussed at “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Any of these risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which would cause investors to lose all or part of their investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously Reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 11/16/20)	8-K	001-38677	3.1	11/17/2020

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 09/30/22)	8-K	001-38677	3.1	9/20/2022

3.1.3A	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (filed 08/01/23, effective 08/17/23)	8-K	001-38677	3.1	8/4/2023

3.1.3B	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed 07/11/2024, effective 07/15/2024)	8-K	001-38677	3.1	7/12/2024

3.1.3C	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 1/13/2025)	10-K	001-38677	3.1	3/31/2025

3.1.4	Certificate of Designation of Series X Convertible Preferred Stock.	8-K	001-38677	3.1	1/13/2023

3.1.5	Certificate of Designation of Series A Preferred Stock.	8-K	001-38677	3.2	1/13/2023

3.1.5	Certificate of Designation of Series B Preferred Stock.	8-K	001-38677	3.1	5/13/2025

3.2.1	Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.2	10/1/2018

3.2.2	Amendment to Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.1	8/17/2022

4.1	Specimen common stock certificate of the Registrant.	S-1	333-226191	4.1	7/16/2018

4.3	Form of warrant issued in May 2020.	8-K	001-38677	4.1	5/22/2020

4.4	Form of pre-funded warrant issued in May 2020.	8-K	001-38677	4.2	5/22/2020

4.5	Form of placement agent warrant issued in May 2020.	8-K	001-38677	4.3	5/22/2020

4.6	Form of warrant offered in July 2020.	S-1	333-239887	4.3	7/16/2020

4.7	Form of pre-funded warrant issued in July 2020.	S-1	333-239887	4.4	7/16/2020

4.8	Form of placement agent warrant offered in July 2020.	S-1	333-239887	4.5	7/16/2020

4.9	Form of placement agent warrant offered in October 2024	8-K	001-38677	4.2	11/5/2024

4.10	Form of Series B Warrant offered in February 2022.	S-1/A	333-262195	4.9	2/3/2022

4.11	Form of Series C Warrant issued in July 2022	8-K	001-38677	4.1	7/22/2022

4.12	Warrant Agency Agreement, dated February 8, 2022, by and between the Registrant and American Stock & Trust Company LLC.	8-K	001-38677	4.4	2/9/2022

4.12.1	Amendment No. 1, dated July 22, 2022, to February 8, 2022 Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC.	10-Q	001-38677	4.7	8/15/2022

4.13	Form of Series E Warrant offered in January 2023.	8-K	001-38677	4.1	1/13/2023

4.14	Form of Series F Warrant issued in March 2023.	8-K	001-38677	4.2	1/13/2023

4.15	Form of Series G Warrant issued in March 2023.	8-K	001-38677	4.3	1/13/2023

4.16	Form of Series H Common Stock Warrant issued September 2024	8-K	001-38677	4.1	9/6/2024

4.17	Form of Series I Common Stock Warrant issued September 2024	8-K	001-38677	4.2	9/6/2024

4.18	Form of Series J Common Stock Warrant issued September 2024	8-K	001-38677	4.3	9/6/2024

4.19	Form of Pre-Funded Common Stock Purchase Warrant issued September 2024	8-K	001-38677	4.4	9/6/2024

4.20	Form of Series K Warrant issued October 2024	8-K	001-38677	4.1	10/25/2024

4.21	Form of Placement Agent Warrant	8-K/A	001-38677	4.2	11/4/2024

4.22	Form of Underwriters' Warrant offered in September 2024	S-1	333-279930	4.17	6/26/2024

4.23	Form of Warrant Agency Agreement dated as of September 3, 2024 entered into by and between the Registrant and Equiniti Trust Company, LLC	8-K	001-38677	4.5	9/6/2024

4.24	Form of Series L Warrant offered in May 2025.	8-K	001-38677	4.1	5/13/2025

10.31.8	Non-plan Stock Option Award granted January 6, 2025 to Philip Anderson	10-K	001-38677	10.31.8	3/31/2025

10.31.9	Offer Letter to Philip Anderson dated January 3, 2025	10-K	001-38677	10.31.9	3/31/2025

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*@	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*@	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

CATHETER PRECISION, INC. (Registrant)

Date: May 14, 2025	By:	/s/ David A. Jenkins
David A. Jenkins Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Philip Anderson
Philip Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)