Form 10-Q
period 2025-06-30
Catheter Precision, Inc.
filed 2025-08-11
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of the close of business on August 4, 2025, the registrant had 23,327,516 of common stock, par value $0.0001 per share, outstanding.

CATHETER PRECISION, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATHETER PRECISION, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$838	$2,873
Trading debt securities	874	—
Accounts receivable, net	115	70
Inventories	48	33
Prepaid expenses and other current assets	171	316
Total current assets	2,046	3,292
Property and equipment, net	79	91
Operating lease right-of-use assets, net	178	105
Intangible assets, net	23,252	24,274
Other non-current assets	8	8
TOTAL ASSETS	$25,563	$27,770
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$804	$230
Accrued expenses	1,533	1,548
Short-term notes payable	26	177
Current portion of notes payable due to related parties	1,500	—
Current portion of interest payable due to related parties	151	—
Current portion of royalties payable due to related parties	542	177
Current portion of operating lease liabilities	86	98
Total current liabilities	4,642	2,230
Royalties payable due to related parties	11,546	9,068
Operating lease liabilities	94	13
Notes payable of variable interest entities, net of discount	1,265	—
Notes payable due to related parties	—	1,500
Interest payable due to related parties	—	61
Deferred tax liability	1,467	3,141
Total liabilities	19,014	16,013
Commitments and contingencies (see Note 16)
Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.0001 par value, 7,203 shares designated; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Series B Convertible Preferred Stock, $0.0001 par value, 3,000 shares designated; 2,229 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Series X Convertible Preferred Stock, $0.0001 par value, 15,404 shares designated; 12,656 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 60,000,000 shares authorized; 18,861,579 and 8,004,633 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	308,295	304,109
Accumulated deficit	(301,506)	(292,352)
Total stockholders' equity attributable to Catheter Precision, Inc.	6,789	11,757
Non-controlling interest	(240)	—
Total stockholders' equity	6,549	11,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,563	$27,770

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$212	$93	$355	$175
Cost of revenues	14	16	25	21
Gross profit	198	77	330	154
Operating expenses
Selling, general and administrative	2,881	2,713	6,366	5,369
Research and development	155	81	258	118
Acquired in-process research and development	1,848	—	1,967	—
Total operating expenses	4,884	2,794	8,591	5,487
Operating loss	(4,686)	(2,717)	(8,261)	(5,333)
Other expenses, net
Interest income	3	7	21	40
Interest expense	(67)	(5)	(116)	(8)
Change in fair value of royalties payable due to related parties	(1,667)	(1,504)	(2,830)	(1,590)
Change in fair value of trading debt securities	10	—	10	—
Other expenses, net	(1)	(1)	(1)	(4)
Total other expenses, net	(1,722)	(1,503)	(2,916)	(1,562)
Loss from operations before income taxes	(6,408)	(4,220)	(11,177)	(6,895)
Income tax benefit	(950)	—	(1,674)	—
Net loss	(5,458)	(4,220)	(9,503)	(6,895)
Less: Net loss attributable to non-controlling interest	(349)	—	(349)	—
Net loss attributable to Catheter Precision, Inc.	$(5,109)	$(4,220)	$(9,154)	$(6,895)
Net loss per share attributable to Catheter Precision, Inc., basic and diluted	$(0.38)	$(5.57)	$(0.74)	$(9.19)
Weighted-average common shares used in computing net loss per share, basic and diluted	13,336,088	757,340	12,341,614	750,130

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(Unaudited)

											Total
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Catheter Precision Inc. Stockholders'	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2024	—	$—	—	$—	12,656	$—	8,004,633	$—	$304,109	$(292,352)	$11,757	$—	$11,757
Stock-based compensation	—	—	—	—	—	—	—	—	91	—	91	—	91
Issuance of common stock for vested restricted stock awards	—	—	—	—	—	—	49,999	—	—	—	—	—	—
Issuance of common stock for asset acquisition (see Note 14)	—	—	—	—	—	—	275,000	—	113	—	113	—	113
Issuance of common stock upon release of Prepaid Series Warrants (see Note 11)	—	—	—	—	—	—	939,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(4,045)	(4,045)	—	(4,045)
Balance at March 31, 2025	—	—	—	—	12,656	—	9,268,632	—	304,313	(296,397)	7,916	—	7,916
Stock-based compensation	—	—	—	—	—	—	—	—	98	—	98	—	98
Issuance of common stock for vested restricted stock awards	—	—	—	—	—	—	50,001	—	—	—	—	—	—
Issuance of common stock for asset acquisition (see Note 14)	—	—	—	—	—	—	1,000,000	—	280	—	280	—	280
Issuance of common stock upon release of Prepaid Series Warrants (see Note 11)	—	—	—	—	—	—	2,157,000	—	—	—	—	—	—
Issuance of preferred stock and warrants under the May 2025 PIPE Financing, net of issuance costs	—	—	3,000	—	—	—	—	—	2,034	—	2,034	—	2,034
Issuance of common stock upon the ATM Offering, net of issuance costs	—	—	—	—	—	—	4,183,589	—	1,570	—	1,570	—	1,570
Conversion of preferred stock	—	—	(771)	—	—	—	2,202,357	—	—	—	—	—	—
Issuance of VIE shares to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	109	109
Net loss	—	—	—	—	—	—	—	—	—	(5,109)	(5,109)	(349)	(5,458)
Balance at June 30, 2025	—	$—	2,229	$—	12,656	$—	18,861,579	$—	$308,295	$(301,506)	$6,789	$(240)	$6,549

											Total
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Catheter Precision Inc. Stockholders'	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2023	4,578	$—	—	$—	12,656	$—	702,662	$—	$296,902	$(275,709)	$21,193	$—	$21,193
Stock-based compensation	—	—	—	—	—	—	—	—	6	—	6	—	6
Conversion of Series A Convertible Preferred Stock	(875)	—	—	—	—	—	54,678	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(2,675)	(2,675)	—	(2,675)
Balance at March 31, 2024	3,703	—	—	—	12,656	—	757,340	—	296,908	(278,384)	18,524		18,524
Stock-based compensation	—	—	—	—	—	—	—	—	13	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	—	(4,220)	(4,220)	—	(4,220)
Balance at June 30, 2024	3,703	$—	—	$—	12,656	$—	757,340	$—	$296,921	$(282,604)	$14,317	$—	$14,317

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,503)	$(6,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,060	1,048
Stock-based compensation	189	19
Change in fair value of royalties payable due to related parties	2,830	1,590
Change in fair value of trading debt securities	(10)	—
Deferred income tax benefit	(1,674)	—
Acquired in-process research and development	1,967	—
Amortization of discount on note payable issued in connection with an asset acquisition	10	—
Changes in operating assets and liabilities:
Accounts receivable	(45)	32
Inventories	(25)	(19)
Prepaid expenses and other current assets	145	211
Operating lease right-of-use assets and lease liabilities	(4)	—
Current portion of royalties payable due to related parties	14	7
Accounts payable	361	363
Accrued expenses	(15)	1
Interest payable due to related parties	90	4
Interest accrued on notes payable of variable interest entities	9	—
Net cash used in operating activities	(4,601)	(3,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of acquired in-process research and development	(6)	—
Purchases of property and equipment	(17)	(67)
Net cash used in investing activities	(23)	(67)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B Convertible Preferred Stock and other equity-classified warrants, net of issuance costs	1,170	—
Proceeds from issuance of common stock under ATM, net of issuance costs	1,570	—
Proceeds from notes payable due to related parties	—	650
Payments on notes payable	(151)	(184)
Payments on deferred financing costs	—	(309)
Net cash provided by financing activities	2,589	157
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,035)	(3,549)
CASH AND CASH EQUIVALENTS, beginning of period	2,873	3,565
CASH AND CASH EQUIVALENTS, end of period	$838	$16
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6	$4
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Property and equipment reclassified from inventories	$10	$—
Note payable of variable interest entities issued in connection with an asset acquisition	$1,246	$—
Fair value of common stock issued in connection with asset acquisitions	$393	$—
Consideration for asset acquisition included in accounts payable	$213	$—
Consideration for asset acquisition included in non-controlling interest	$109	$—
Fair value of trading debt securities obtained as consideration for the Series B Convertible Preferred Stock and other equity-classified warrants	$864	$—
Operating right-of-use asset obtained in exchange for new operating lease liabilities	$118	$—

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

One of the Company’s two primary products is the VIVO System, which is an acronym for View into Ventricular Onset (“VIVO” or “VIVO System”). VIVO is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to EP procedures. The VIVO System is commercially available in the European Union and has been placed at several hospitals in Europe. United States Food and Drug Administration ("FDA") 510(k) clearance was received, and the Company began commercial sales of VIVO in 2021 in the United States.

The Company’s second and newest primary product, LockeT® (“LockeT”), is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure and is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently. In addition, LockeT is a sterile, Class I product that was registered with the FDA in February 2023, at which time initial shipments began to distributors. Clinical studies for LockeT began during the year ended December 31, 2023. These studies are planned to show the product’s effectiveness and benefits, including faster wound closure and patient ambulation/discharge, potentially resulting in higher procedural volumes and lower costs for the healthcare provider and/or insurance payor. This information is intended to provide crucial data that will improve marketability by establishing the effectiveness of the medical device and a competitive advantage. The Company recorded its first commercial sale of LockeT to distributors in May 2024. In April 2025, a US patent for the product was granted by the United States Patent and Trademark Office.

The Company’s product portfolio also includes the Amigo® Remote Catheter System (the "AMIGO" or "AMIGO System"), a robotic arm that serves as a catheter control device. The Company owns the intellectual property related to AMIGO, and this product is under consideration for future research and development of a generation 2 product.

On February 17, 2025, the Company formed a new subsidiary, Cardionomix, Inc. ("Cardionomix"), to acquire certain assets previously held by Cardionomic, Inc. ("Cardionomic"), a third party entity that has ceased operations. The Company owns 82% of Cardionomix’s issued and outstanding common stock. The Company’s Chief Executive Officer and Chairman of the Board of Directors and certain of his affiliates own 12% of the subsidiary’s issued and outstanding common stock. The remaining 6% of the subsidiary’s outstanding common stock was issued to certain third parties as finder's fees in connection with the asset acquisition.

On May 5, 2025, Cardionomix acquired certain assets primarily related to Cardionomics' Cardiac Pulmonary Nerve Stimulation (“CPNS”) System, which represents a novel technology for the late-stage treatment of acute decompensated heart failure. The CPNS System consists of electrical simulation via a temporary catheter inserted into the pulmonary artery that targets the root cause of heart failure by stimulating the autonomic cardiac nerves to restore autonomic balance. The CPNS System is in development and has yet to obtain regulatory approval. Cardionomix plans to use these assets to complete the pivotal clinical trial and obtain necessary regulatory approvals from the FDA for use and commercialization.

On June 20, 2025, the Company formed a new subsidiary, KardioNav, Inc. ("KardioNav"), to pursue the advancement, development, and commercialization of electrophysiology mapping technologies. The Company assigned certain intellectual property related to the VIVO System which it is not currently developing to KardioNav, while Chelak iECG ("Chelak"), an unrelated third party, assigned certain intellectual property related to technology designed to interface with implanted cardiac devices to facilitate improved pre-ablation mapping and localization of arrhythmogenic tissue. The intellectual property assigned by Chelak consisted solely of patents and related know-how at a conceptual stage, the development of which has not yet been advanced into a developed technology or product. KardioNav intends to integrate the Company’s VIVO mapping intellectual property with Chelak’s patents to develop a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. Research and development activities are in the planning phase.

The Company owns 57% of the KardioNav's issued and outstanding common stock, while Chelak owns 33% of the subsidiary's issued and outstanding common stock. The Company's Chief Executive Officer and Chairman of the Board of Directors and certain of his affiliates own the remaining 10% of the subsidiary's issued and outstanding common stock.

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

On  January 13, 2025, at the Special Meeting of Stockholders of the Company, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company, which included an increase in the authorized capital stock to 70 million shares, consisting of 60 million shares of common stock and 10 million shares of preferred stock.

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

The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. For the six months ended June 30, 2025, the Company incurred $9.5 million in net losses and used $4.6 million in cash for operating activities. As of June 30, 2025, the Company had an accumulated deficit of $301.5 million, working capital deficit of $2.6 million, and cash and cash equivalents of $0.8 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future, and the Company needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its research, development, and commercial operations. On May 12, 2025, the Company entered into a Securities Purchase Agreement for a private placement with three institutional investors. Pursuant to the Securities Purchase Agreement, the Company sold an aggregate of (i) 1,500 PIPE Units and (ii) 1,500 additional shares of a new series of the Company's preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share. Each PIPE Unit consisted of: (i) one share of Series B Convertible Preferred Stock and (ii) Series L Warrants to purchase approximately 2,858 shares of common stock at an exercise price of $0.50 per share. As consideration for the PIPE Units and Series B Convertible Preferred Stock, the Company collected $1.5 million in cash and two secured Convertible Promissory Notes of QHSLab, Inc. (the “QHSLab Notes”) previously held by one of the investors, before deducting placement agent fees and offering expenses of $0.4 million (see Note 11, Equity Offerings). On May 19, 2025, the Company entered into an At Market Offering Agreement (the “ATM Agreement”) and, through June 30, 2025, issued 4,183,589 shares of common stock in connection with sales pursuant to the ATM Agreement in exchange for gross proceeds of $1.7 million before deduction of commissions and offering expenses of $0.2 million.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company, Old Catheter, Cardionomix and KardioNav. All intercompany transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements are based upon a number of estimates including, but not limited to, the allowance for credit losses, evaluation of impairment of long-lived assets, valuation of long-lived assets and their associated estimated useful lives, reserves for warranty costs, evaluation of probable loss contingencies, fair value of royalties payable due to related parties, fair value of contingent consideration recorded in connection with a business combination or an asset acquisition, fair value of trading debt securities, fair value of warrants issued, and fair value of equity awards granted.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company generally maintains cash and cash equivalent balances in various operating accounts at financial institutions with high quality credit ratings in amounts in excess of federally insured limits of $250,000. As of June 30, 2025, the Company had deposits in financial institutions in excess of federally insured limits of $0.5 million. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to significant or unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other hedging arrangements.

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the unaudited condensed consolidated balance sheets. The Company does not require collateral from its customers to secure accounts receivable.

The Company had 3 customers that individually accounted for 10% or more of total revenues included in the condensed consolidated statements of operations for the three and six months ended June 30, 2025. 3 customers represented 11%, 36% and 15% of total revenues for the three months ended June 30, 2025 and 3 customers represented 38%, 13%, and 13% of total revenues for the six months ended June 30, 2025. The Company had 3 and 5 customers that individually accounted for more than 10% of total revenues for the three and six months ended June 30, 2024. 3 customers represented 30%, 50%, and 12% of total revenues for the three months ended June 30, 2024 and 5 customers represented 17%, 19%, 10%, 16%, and 27% of total revenues for the six months ended June 30, 2024.

The Company had 2 and 3 vendors that individually accounted for 10% or more of accounts payable included in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. 2 vendors represented 57% and 10% of accounts payable as of June 30, 2025 and 3 vendors represented 15%, 28%, and 18% of accounts payable as of December 31, 2024.

The Company had 5 and 4 customers that individually accounted for more than 10% of total accounts receivables included in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. 5 customers represented 19%, 30%, 23%, 12%, and 10% of accounts receivable as of  June 30, 2025 and 4 customers represented 13%, 19%, 46%, and 16% of accounts receivable as of   December 31, 2024.

The Company is not dependent on any single supplier for critical components.

Reclassifications

Certain prior period financial statement amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit. In the current period, the Company (i) separately discloses interest income and interest expense in the condensed consolidated statement of operations and (ii) presents royalty fees incurred and payable based on actual sales of products as well as future, estimated royalty payments payable within the next 12 months under current portion of royalties payable due to related parties in the condensed consolidated balance sheets. For comparative purposes, amounts in the prior periods have been reclassified to conform to current period presentations.

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

The following table summarizes segment revenues and significant segment expenses included in the measure of segment profit or loss (consolidated net loss) reviewed by the CODM (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$212	$93	$355	$175
Less:
Cost of revenues	14	16	25	21
Acquired in-process research and development expense	1,848	—	1,967	—
Depreciation and amortization expense	529	526	1,060	1,048
Stock-based compensation expense	98	13	189	19
Salaries and benefits expense	1,310	1,060	2,624	1,721
Professional fees	317	374	1,044	1,046
Research and development expense	155	81	258	118
Interest income	(3)	(7)	(21)	(40)
Interest expense	67	5	116	8
Change in fair value of royalties payable due to related parties	1,667	1,504	2,830	1,590
Change in fair value of trading debt securities	(10)	—	(10)	—
Income tax benefit	(950)	—	(1,674)	—
Other segment items (1)	628	741	1,450	1,539
Segment net loss	(5,458)	(4,220)	(9,503)	(6,895)

Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(5,458)	$(4,220)	$(9,503)	$(6,895)

(1)    Other segment items include other expenses, net, consulting fees, investor relations and SEC fees, insurance fees, and other selling, general, and administrative expenses. Other selling, general, and administrative expenses primarily consist of travel expenses, computer and information technology expenses, and rent expenses.

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

Cash equivalents, prepaid expenses, accounts receivable, accounts payable, and accrued expenses are reported on the condensed consolidated balance sheets at carrying value, which approximate fair value due to the short-term maturities of these instruments. The carrying value of our short-term notes payable and notes payable due to related parties approximate the instruments' fair value due to the short-term maturities of these debt instruments. Similarly, the carrying value of the notes payable of variable interest entities approximates its fair value due to the associated effective interest rate of the debt instrument.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments (in thousands):

		June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual funds	$629	$629	$—	$—
Money market funds	115	115	—	—
Trading debt securities	874	—	—	874
Total assets	$1,618	$744	$—	$874

Liabilities:
Current portion of royalties payable due to related parties	$497	$—	$—	$497
Royalties payable due to related parties	$11,546	$—	$—	$11,546
Total liabilities	$12,043	$—	$—	$12,043

		December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual funds	$2,803	$2,803	$—	$—
Money market funds	12	12	—	—
Total assets	$2,815	$2,815	$—	$—

Liabilities:
Current portion of royalties payable due to related parties	$145	$—	$—	$145
Royalties payable due to related parties	$9,068	$—	$—	$9,068
Total liabilities	$9,213	$—	$—	$9,213

The fair value measurement of royalties payable due to related parties includes significant unobservable inputs that are not supported by any market data. Royalties payable due to related parties equals the present value of estimated future royalty payments. The Company applies an internally developed, revenue adjusted discount rate (“RADR”) to discount back the forecasted royalty payments. The RADR is based on the Company’s weighted average cost of capital (“WACC”) adjusted for the product revenue’s risk profile. The risk-free rate used to determine the cost of equity for the RADR is adjusted to be commensurate with the term of the royalty agreements. Furthermore, the Beta and Risk Premium used to determine the cost of equity are also adjusted to reflect the product revenue's volatility. All other inputs for the RADR and the Company’s WACC are the same.

The fair value of trading debt securities includes assumptions that are both significant and unobservable. The fair value of the trading debt securities is determined using a probability weighted expected return model (“PWER model”) that values the trading debt securities based on the discounted cash flows of two potential settlement outcomes: (i) the trading debt securities will be converted into and settled in shares of common stock of QHSLab, Inc. and (ii) the trading debt securities’ principal and accrued interest will be paid. Aside from the probability of the two potential settlement outcomes, the fair value measurement incorporates several significant unobservable inputs, including the recovery rate, simulated conversion price, credit-risk adjusted discount rate, expected equity volatility, and expected term.

The following tables summarize the significant unobservable inputs used in the fair value measurement of Level 3 instruments:

June 30, 2025
Instrument	Valuation Technique	Unobservable Input	Input Range
Royalties payable due to related parties	Discounted future cash flows	Revenue adjusted discount rate	20.5%
Trading debt securities	Probability weighted expected return	Recovery rate	60.0%
		Simulated conversion price	$0.67
		Credit risk-adjusted discount rate	13.7%
		Expected equity volatility	91.8%
		Probability of conversion	29.3%
		Probability of payment	70.7%
		Expected term for conversion (years)	1.6
		Expected term for payment (years)	5.0

December 31, 2024
Instrument	Valuation Technique	Unobservable Input	Input Range
Royalties payable due to related parties	Discounted future cash flows	Revenue adjusted discount rate	22.5%

The table below summarizes the change in fair value of royalties payable due to related parties and trading debt securities for the three and six months ended June 30, 2025 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Royalties Payable due to Related Parties	Trading Debt Securities
Balance at January 1, 2025	$9,213	$—
Change in fair value	1,163	—
Balance at March 31, 2025	10,376	—
Purchased	—	864
Change in fair value	1,667	10
Balance at June 30, 2025	$12,043	$874

The table below summarizes the change in fair value of royalties payable due to related parties and trading debt securities for the three and six months ended June 30, 2024 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Royalties Payable due to Related Parties	Trading Debt Securities
Balance at January 1, 2024	$6,974	$—
Change in fair value	86	—
Balance at March 31, 2024	7,060	—
Change in fair value	1,504	—
Balance at June 30, 2024	$8,564	$—

Increases or decreases in the fair value of royalties payable due to related parties or trading debt securities can result from updates to assumptions. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Changes or updates to assumptions could have a material impact on the reported fair value, the change in fair value, and the results of operations in any given period.

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

Changes in the estimated collectability of accounts receivable are recorded in the condensed consolidated statements of operations in the period in which the estimate is revised. Accounts receivable are written off as uncollectible after all means of collection are exhausted. Any subsequent recoveries are credited to the allowance for credit losses. As of  June 30, 2025 and December 31, 2024, the allowance for credit losses related to accounts receivable was immaterial.

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

The Company periodically reviews the residual values and estimated useful lives of each class of its property and equipment for ongoing reasonableness, considering the long-term views of their intended use and the level of planned improvements to maintain and enhance those assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective account balances, and any resulting gain or loss is recognized in the Company’s condensed consolidated statements of operations. The cost of repairs and maintenance is expensed as incurred, whereas significant renewals and betterments are capitalized.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, Impairment and Disposals of Long-lived Assets, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value of the long-lived assets may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the assets carrying value over its fair value is recorded in the Company’s condensed consolidated statements of operations at that date. The Company has analyzed a variety of factors impacting its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, does not believe it is more likely than not that an impairment loss has been incurred.

Royalties Payable Due to Related Parties

The Company is obligated to pay royalties related to the sales of LockeT and AMIGO System under various royalty agreements executed by Old Catheter. The Company recognizes a liability for royalty fees incurred and payable based on actual sales of products under current portion of royalties payable due to related parties in the condensed consolidated balance sheets. The Company recognizes a liability for future, estimated royalty payments at fair value under royalties payable due to related parties in the condensed consolidated balance sheets. The royalties payable due to related parties is remeasured at each reporting period. Changes in fair value of royalties payable due to related parties are recorded on the condensed consolidated statements of operations in the period in which they occur. See Note 8, Royalties Payable for additional information.

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

Debt Securities

Debt securities consist of the QHSLab Notes, which were received as partial consideration for the PIPE Units and Series B Convertible Preferred Stock issued by the Company under the May 2025 PIPE Financing (see Note 11, Equity Offerings for further details). One QHSLab Note was originally issued on  August 10, 2021 with a principal amount of $806 thousand, a maturity date of  August 10, 2022, an interest rate of 5% per annum (“2021 Note”), a default interest rate of 18%, and a conversion rate of 20 cents per share of common stock of QHSLab, Inc. (“QHSLab”).  The second QHSLab Note was originally issued on  July 19, 2022 with a principal amount of $440,000, a maturity date of  July 19, 2023, interest rate of 5% per annum (“2022 Note”), a default interest rate of 18%, and conversion rate of 20 cents per share of common stock of QHSLab. Both QHSLab Notes were in default at the date of transfer.

Under ASC Topic 320, Investments: Debt Securities, debt securities are classified into one of three categories upon acquisition: held-to-maturity, available-for-sale or trading. Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading. All other debt securities are classified as available-for-sale. As the Company acquired the QHSLab Notes with the intent of selling them, the QHSLab Notes are classified as trading debt securities.

Trading debt securities are initially and subsequently measured at fair value in the condensed consolidated balance sheets, with unrealized holding gains and losses included in change in fair value of trading debt securities in the condensed consolidated statements of operations. The QHSLab Notes were valued at $864 thousand at the close of the May 2025 PIPE Financing. The Company recorded unrealized gains of $10 thousand for the QHSLab Notes for the three and six months ended June 30, 2025, such that the QHSLab Notes were valued at $874 thousand as of June 30, 2025. The QHSLab Notes had an outstanding balance of $1,702 thousand, $1,449 thousand in principal and $253 thousand in accrued interest as of June 30, 2025. The QHSLab Notes continue to be in default, such that there can be no assurance that they will be paid in full or at all.

Variable Interest Entity

A variable interest entity ("VIE") is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains or losses of the entity. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC Topic 810, Consolidation ("ASC 810").  These evaluations can be complex and judgmental, involving the use of estimates and assumptions based on available information among other factors. Based on these evaluations, if the Company determines it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE. The equity owned by other stockholders is presented, as applicable, as non-controlling interests in the accompanying condensed consolidated balance sheets, statements of operations, and statements of stockholders’ equity.

If a reconsideration event occurs under ASC 810, the Company performs an assessment to determine whether the entity continues to be a VIE, whether the Company still contains a variable interest in the VIE, and whether the Company continues to be or has become the primary beneficiary of the VIE.

Cardionomix

Cardionomix is a legal entity that was solely created to hold the assets of and to clinically develop and commercialize the CPNS System. The Company holds 82% of the voting, common stock, while the Company’s Chief Executive Officer and his affiliates hold 12%, and other third parties hold the remaining 6%. The Company determined that its controlling equity interest represents a variable interest in Cardionomix, which meets the definition of a VIE as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. Furthermore, the Company has determined that it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the VIE’s economic performance through its controlling equity interest. The Company therefore consolidates the results of operations, assets, and liabilities of Cardionomix. As of June 30, 2025, Cardionomix only had a $1.3 million note payable that was issued in connection with the asset acquisition. This note payable is presented under notes payable of variable interest entities in the condensed consolidated balance sheets. Cardionomix does not hold any other material assets or liabilities. Creditors of Cardionomix have no recourse to the Company’s general credit and their claims are limited solely to the assets of Cardionomix.

The Company provided financial support to Cardionomix, including the payment of direct transactions totaling $0.3 million in connection with the asset acquisition. Unless Cardionomix can obtain its own financing, the Company expects to continue to provide financial support to Cardionomix as it begins to clinically develop and seek commercialization of the CPNS System. Until commercialization for the CPNS System is achieved, the Company expects to incur additional losses related to Cardionomix.

The minority equity interest holders are presented as non-controlling interests in the accompanying condensed consolidated balance sheets, statements of operations, and statements of stockholders’ equity.

KardioNav

KardioNav is a legal entity that was solely created to hold the assets of and to clinically develop and commercialize certain intellectual property related to new cardiac technology. The Company holds 57% of the voting common stock, while the Company’s Chief Executive Officer and his affiliates hold 10%, and other third parties hold the remaining 33%. The Company determined that its controlling equity interest represents a variable interest in KardioNav, which meets the definition of a VIE as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. Furthermore, the Company has determined that it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the VIE’s economic performance through its controlling equity interest. The Company consolidates the results of operations, assets, and liabilities of KardioNav, noting that KardioNav’s net assets are limited to the intellectual property assigned by the Company and Chelak. The Company assigned certain intellectual property related to the VIVO System to KardioNav, which was accounted for as a common control transaction under ASC 810 and carried at the Company's carrying value at inception. Furthermore, the fair value of the intellectual property assigned by Chelak to KardioNav was deemed to be de minimis as the intellectual property solely consists of patents and related know-how at the conceptual stage. Therefore, the Company recognized no gain or loss upon initial consolidation. Although KardioNav has no material assets or liabilities, creditors of KardioNav have no recourse to the Company’s general credit and their claims are limited solely to the assets of KardioNav. Unless KardioNav obtains its own financing, the Company expects to continue to provide financial support to KardioNav as it advances research and development of its electrophysiology mapping technologies.

The minority equity interest holders are presented as non-controlling interests in the accompanying condensed consolidated balance sheets, statements of operations, and statements of stockholders’ deficit.

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

See Note 11, Equity Offerings and Note 12, Preferred Stock for additional information on the freestanding financial instruments assessed under ASC 480 and ASC 815-40 for equity or liability classification.

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

The Company invoices the customer for the VIVO System and related software upgrades after physical possession and control of the VIVO System has been transferred to the customer. Subsequent renewals for software upgrades are invoiced at inception of the renewed term. The timing of payment for the corresponding invoices depends on the credit terms identified in each customer contract. There were no software upgrade services revenues during the six months ended June 30, 2025 and 2024.

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

Disaggregation of Revenue

The following table summarizes disaggregated product sales by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Product sales
US	$173	$60	$308	$67
Europe	39	33	47	108
Total product sales	$212	$93	$355	$175

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net product sales, while all other shipping and handling costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Advertising and Marketing

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Advertising costs were $50 thousand and $133 thousand during the three and six months ended June 30, 2025, respectively, and $48 thousand and  $96 thousand during the three and six months ended June 30, 2024, respectively.

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

Basic and Diluted Net Loss Per Share

Earnings per share attributable to Catheter Precision, Inc. common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for the holders of the Company’s common shares and participating securities. The Company’s Series A Convertible Preferred Stock, of which no shares were outstanding as of June 30, 2025, Series X Convertible Preferred Stock, Series B Convertible Preferred Stock, and outstanding warrants are participating securities as they contain participating rights in distributions made to common stockholders. Since the participating securities do not include a contractual obligation to share in the losses of the Company, they are not included in the calculation of net loss per share in the periods that have a net loss. In addition, common stock equivalent shares (whether or not participating) are excluded from the computation of diluted loss per share in periods in which they have an anti-dilutive effect on net loss per common share.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to Catheter Precision, Inc. common stockholders, diluted net loss per share attributable to Catheter Precision, Inc. common stockholders is the same as basic net loss per share attributable to Catheter Precision, Inc. common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from warrants, stock options, non-vested restricted stock awards, restricted stock units, Series A Convertible Preferred Stock, Series X Convertible Preferred Stock and Series B Convertible Preferred Stock were anti-dilutive (see Note 10, Net Loss per Share).

Net loss attributable to Catheter Precision, Inc. common stockholders consists of net income or loss attributable to Catheter Precision, Inc., as adjusted for actual and deemed dividends declared, if applicable.

Recently Announced Accounting Pronouncements

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after  December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2025 for the annual reporting period ending  December 31, 2025. The Company does not believe the impact of the new guidance and related codification improvements will have a material impact on its financial position, results of operations and cash flows.

In  November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires the disaggregation of certain costs and expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending  December 31, 2027 and for interim periods beginning in 2028. The guidance  may be applied on a prospective or retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its condensed consolidated financial statements.

Note 3. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$24	$18
Finished goods	24	15
Inventories	$48	$33

There were no charges for inventory obsolescence or allowance recorded for the three and six months ended June 30, 2025 and 2024.

Note 4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Machinery and equipment	$36	$29
Computer hardware and software	38	29
LockeT animation video	29	29
VIVO DEMO/Clinical Systems	111	101
Property and equipment, gross	214	188
Accumulated depreciation	(135)	(97)
Property and equipment, net	$79	$91

Depreciation expense was $18 thousand and $38 thousand for the three and six months ended June 30, 2025, respectively, and $15 thousand and $26 thousand for the three and six months ended June 30, 2024, respectively.

Note 5. Intangible Assets

The following table summarizes the Company’s intangible assets as of  June 30, 2025 (in thousands):

	Estimated
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	( Years)	Amount	Amortization	Value
Developed technology ‐ VIVO	15	$8,244	$(1,374)	$6,870
Developed technology ‐ LockeT	14	18,770	(3,352)	15,418
Customer relationships	6	62	(26)	36
Trademarks/trade names ‐ VIVO	9	876	(243)	633
Trademarks/trade names ‐ LockeT	9	409	(114)	295
		$28,361	$(5,109)	$23,252

The following table summarizes the Company’s intangible assets as of  December 31, 2024 (in thousands):

	Estimated
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	( Years)	Amount	Amortization	Value
Developed technology ‐ VIVO	15	$8,244	$(1,099)	$7,145
Developed technology ‐ LockeT	14	18,770	(2,681)	16,089
Customer relationships	6	62	(21)	41
Trademarks/trade names ‐ VIVO	9	876	(195)	681
Trademarks/trade names ‐ LockeT	9	409	(91)	318
		$28,361	$(4,087)	$24,274

The estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

Future
Amortization
Years ending December 31,	Expense
Remainder of 2025	$1,021
2026	2,043
2027	2,043
2028	2,043
2029	2,033
Thereafter	14,069
Total	$23,252

The Company uses the straight-line method to determine amortization expense for its definite lived intangible assets. Amortization expense, included within selling, general and administrative expenses in the condensed consolidated statements of operations, for the Company's intangible assets was $0.5 million for the three months ended  June 30, 2025 and 2024 and $1 million for the six months ended June 30, 2025 and 2024.

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Legal expenses	$78	$81
Offering costs	1,356	1,356
Compensation and related benefits	72	35
Other accrued expenses	27	76
Accrued expenses	$1,533	$1,548

Note 7. Notes Payable

Note Payable - Director & Officer Liability Insurance

The Company purchased director and officer liability insurance coverage on October 16, 2023 for $447 thousand. A down payment of $157 thousand was made and the remaining balance of $290 thousand was financed over 8 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan was 8.99%. Interest expense on this loan was $1 thousand and $4 thousand for the three and six months ended June 30, 2024, respectively. The loan balance was paid off in May 2024, such that there is no remaining balance as of June 30, 2025, and  December 31, 2024.

The Company purchased director and officer liability insurance coverage on September 26, 2024 for $293 thousand. A down payment of $44 thousand was made and the remaining balance of $249 thousand was financed over 10 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan is 9.99%. Interest expense on this loan was $2 and $6 thousand for the three and six months ended June 30, 2025, respectively. The loan balance was $26 thousand as of  June 30, 2025 and $177 thousand as of December 31, 2024 and is recorded under short-term notes payable in the condensed consolidated balance sheets.

Note Payable issued for the Cardionomic Asset Acquisition

In connection with the asset acquisition of the CPNS System previously held by Cardionomic, on May 5, 2025, Cardionomix issued a promissory note with a face amount of $1.5 million and stated interest rate of 4% per annum (the "Note Payable"). No interest or principal is payable until the maturity date of the Note Payable, which is three years following the date of issuance. All outstanding principal plus accrued but unpaid interest becomes immediately due and payable upon voluntary or involuntary bankruptcy filings. The Note Payable  may be prepaid by Cardionomix at any time at its own discretion.

The Note Payable was initially measured at its present value of $1.3 million net of a discount of $254 thousand based on an effective interest rate of 10% per annum. The discount is amortized under the effective interest method over the term of the Note Payable.

Interest expense on this note was $19 thousand for the three and six months ended June 30, 2025. The Note Payable and related accrued interest totaled $1.3 million as of  June 30, 2025, which included a principal balance of $1.5 million and accrued interest expense of  $9 thousand net of unamortized discounts of $245 thousand. The Note Payable and related accrued interest was recorded under notes payable of variable interest entities on the condensed consolidated balance sheets.

Future maturities for long-term debt as of June 30, 2025 were as follows (in thousands):

June 30,
2025
2025	$—
2026	—
2027	—
2028	1,500
Total	$1,500

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

On August 23, 2024, the Company entered into the first amendment of the Related Party Notes, which extended the maturity date to January 31, 2026 and increased the interest rate to 12% per annum after August 31, 2024. All other terms and conditions remained substantially unchanged. As part of the amendment, the Company paid down all accrued interest to date of $21 thousand. The amendment was accounted for as a debt modification in accordance with ASC 470-50, Debt Modifications and Extinguishment (“ASC 470-50”). Since the modified terms and conditions were not substantially different from the prior terms and conditions, the Company accounted for the debt modification as a continuation of the original debt instrument. The Company further concluded that the debt modification did not result in any adjustments to the carrying value of the Related Party Notes.

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

Interest expense on the Related Party Notes was $45 thousand and $90 thousand for the three and six months ended June 30, 2025, respectively, and $4 thousand for the three and six months ended June 30, 2024, respectively.

The Related Party Notes and related accrued interest totaled $1.7 million as of  June 30, 2025, of which $151 thousand related to accrued interest. The Related Party Notes and related accrued interest totaled $1.6 million as of  December 31, 2024, of which $61 thousand related to accrued interest. The Related Party Notes are recorded under the current portion of notes payable due to related parties on the condensed consolidated balance sheets, while accrued interest is recorded under current portion of interest payable due to related parties on the condensed consolidated balance sheets.

See Note 17, Related Parties for additional details.

Note 8. Royalties Payable

LockeT Royalty

On January 9, 2023, prior to the consummation of the Merger, Old Catheter entered in an agreement with its Convertible Promissory Noteholders (“Noteholders”), which substantially consisted of amounts due to David A. Jenkins, previously Old Catheter's Chairman of the Board of Directors prior to the Merger, and, currently, the Company’s Executive Chairman of the Board of Directors and Chief Executive Officer, to forgive all accrued interest and future interest expense in exchange for a future royalty right. Under these agreements, the Company is obligated to pay the Noteholders a total royalty equal to 11.82% of net sales of its LockeT device on a quarterly basis, commencing upon the first commercial sale, which occurred in April 2024, through December 31, 2035.  As of   June 30, 2025 and December 31, 2024, the fair value of the royalty payable related to the agreement with the Noteholders was $12.0 million and $9.2 million, respectively.

An additional royalty will be paid to the inventor of the LockeT device as detailed in the Royalty Agreement. In exchange for the assignment and all rights to LockeT and starting with the year ending December 31, 2022, the Company will initially pay a 5% royalty on net sales up to $1.0 million in royalties, payable annually in arrears. After $1.0 million has been paid, due to the issuance of the patent described below, the Company must pay an additional royalty at a rate of 2% of net sales, until total cumulative royalties of $10.0 million have been paid.

In April 2025, a US patent was granted by the United States Patent and Trademark Office, after which the Company is obligated to pay an additional royalty of 2% of net sales only after the initial $1.0 million of 5% royalties has been paid, up to a maximum of $10.0 million in additional royalties. These royalty payments apply to revenues through December 31, 2033 and will terminate at that date regardless of whether the full $10.0 million has been paid. This led to a $0.9 million increase in the royalty payable due to related parties as of June 30, 2025 as compared to December 31, 2024.

The Company recorded  losses for the change in the fair value of the royalty payable of  $1.7 million and  $2.8 million for the  three and six months ended June 30, 2025, respectively, and $1.5  million and  $1.6 million for the three and six months ended June 30, 2024, respectively. The Company accrued  $542 thousand and $177 thousand under current portion of royalties payable due to related parties as of  June 30, 2025, and December 31, 2024, respectively. These amounts represent actual royalty liabilities incurred and accrued by the Company as well as estimated future royalty payments payable within the next 12 months.

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

The Company is not actively marketing and selling the AMIGO System, such that there was no royalty expense recorded for the three and six months ended June 30, 2025 and 2024 in relation to the AMIGO System.

Note 9. Leases

The Company determines if an arrangement contains a lease at contract inception based on its ability to control a physically distinct asset in exchange for consideration. If the arrangement contains a lease, the Company then determines the classification of the lease as either operating or finance. For the six months ended June 30, 2025, and the year ended  December 31, 2024, the Company only had operating leases.

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

The Company elected to utilize the short-term lease exemption to exclude recognition of ROU assets and lease liabilities from the condensed consolidated balance sheet for leases with an initial term of 12 months or less, with payments instead being expensed on a straight-line basis over the lease term. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present as of the lease commencement date. The Company monitors its plans to renew its material lease each reporting period.

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

South Carolina Office Lease Agreement

On September 27, 2022, Old Catheter entered into a lease agreement for office space located in Fort Mill, South Carolina. The space is used for office and general use. The lease term began on October 1, 2022 for 38 months, and included two months of free rent from the commencement date of the lease. The original lease agreement contains two distinct 36-month renewal periods, which require 180 days’ notice of the Company's intention to exercise. In June 2025, the Company notified the landlord of its intent to exercise its option to extend the lease for an additional 36 month period through the end of December 1, 2028. Accordingly, the Company remeasured the lease liability on the basis of the revised lease payments and lease term, such that the first extension option of 36 months has been included in operating right-of-use-assets and operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2025.

As of June 30, 2025, the Company does not intend to exercise the second extension option and the second option is therefore excluded from operating right-of-use assets and operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2025.

New Jersey Office Lease Agreement

On December 7, 2022, Old Catheter entered into a lease agreement for office space located in Augusta, New Jersey. The space is used for office and general use. The lease term began on January 1, 2023 for 24 months. The lease contained one 24-month renewal period, which required 9 months’ notice of the Company’s intent to exercise. In March 2024, the Company notified the landlord of its intent to extend the lease for a 12-month period. In April 2024, a lease extension agreement was entered into extending the lease through December 31, 2025.

Park City Office Lease Agreement

On March 19, 2023, the Company entered into a lease agreement for office space located in Park City, Utah. The space is used for office and general use. The lease term began on May 1, 2023 for 36 months. The lease contains one 36-month renewal period, which requires 180 days’ notice of the Company's intention to exercise. As of June 30, 2025, the Company does not intend to exercise the extension option and the option is therefore excluded from operating right-of-use assets and operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2025.

The following tables present supplemental condensed consolidated balance sheet information related to operating leases for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease expense	$21	$28	$49	$52
Cash paid for leases	$26	$29	$53	$53

	June 30,	December 31,
	2025	2024
Weighted average remaining lease term (in years) - operating leases	2.95	1.12
Weighted average discount rate - operating leases	9.25%	8.58%

Future minimum lease payments for all lease obligations for the following five fiscal years and thereafter are as follows (in thousands):

Years ending December 31:	Operating Leases
Remainder of 2025	$50
2026	60
2027	48
2028	48
Total minimum lease payments	206
Less effects of discounting	(26)
Present value of future minimum lease payments	$180

Operating lease right-of-use assets and lease liabilities were recorded in the condensed consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2025	2024
Operating lease right-of-use assets, net	$178	$105
Current portion of operating lease liabilities	$86	$98
Operating lease liabilities	94	13
Total operating lease liabilities	$180	$111

Note 10. Net Loss per Share

The Company’s Series A Convertible Preferred Stock, of which no shares were outstanding as of June 30, 2025, Series X Convertible Preferred Stock, Series B Convertible Preferred Stock, and outstanding warrants to purchase common stock have participation rights to any dividends that may be declared in the future, such that they are participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to the participating securities since the holders have no contractual obligation to share in the losses of the Company. All common share and per-share amounts for all periods presented reflect the Company’s 1-for-10 reverse stock split effective on July 15, 2024.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at June 30, 2025, consisted of 1,265,601 shares of common stock issuable upon conversion of Series X Convertible Preferred Stock, 6,369,063 shares of common stock issuable upon conversion of Series B convertible Preferred Stock, 20,502,073 shares of common stock issuable upon exercise of outstanding warrants and 2,415,435 shares of common stock issuable upon exercise of vested stock options. The weighted-average number of common shares outstanding includes 278,643 shares of common stock sold under the ATM Agreement on June 30, 2025 but issued on July 1, 2025. Since these shares of common stock are issuable for no consideration and do not contain any other conditions that must be satisfied by the holder to ultimately receive such shares of common stock, these shares were included in the weighted-average number of common shares as of June 30, 2025.

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at June 30, 2024, consisted of 231,412 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, 1,265,601 shares common stock issuable upon conversion of Series X Convertible Preferred Stock, 1,104,218 shares of common stock issuable upon exercise of outstanding warrants, and 91,456 shares of common stock issuable upon exercise of vested stock options.

Note 11. Equity Offerings

September 2024 Public Offering

On August 30, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. as representative (“Ladenburg”) of the underwriters named in the Underwriting Agreement (the “Underwriters”). Pursuant to the Underwriting Agreement, the Company completed a public offering of its securities on September 3, 2024 (the “September 2024 Public Offering”) and sold an aggregate of (i) 805,900 common stock Units and (ii) 2,773,000 Pre-Funded Warrant Units at a public offering price of $1.00 per common stock Unit and $0.9999 per Pre-Funded Warrant Unit. The Company collected gross proceeds of approximately $3.6 million before deducting underwriting discounts, commissions, and offering expenses payable by the Company of $1.0 million, resulting in net proceeds of $2.6 million.

Each common stock Unit consisted of: (i) one share of the Company's common stock, (ii) a Series H Warrant to purchase one share of common stock at an exercise price of $1.00 per share that expired six months from the date of issuance, (iii) a Series I Warrant to purchase one share of common stock at an exercise price of $1.00 per share that expires eighteen months from the date of issuance, and (iv) a Series J Warrant to purchase one share of common stock at an exercise price of $1.00 per share that expires five years from the date of issuance.

Each Pre-Funded Warrant Unit consisted of: (i) one Pre-Funded Warrant to purchase one share of common stock at an exercise price of $0.0001 per share with no expiration date, (ii) one Series H Warrant, (iii) one Series I Warrant (iv) and one Series J Warrant.

Pursuant to the Underwriting Agreement, the Company granted Ladenburg a 45-day Overallotment Option to purchase up to (i) 468,041 additional shares of common stock, (ii) 468,041 additional Series H Warrants, (iii) 468,041 additional Series I Warrants, and/or (iv) 468,041 additional Series J Warrants, solely to cover over-allotments. On August 30, 2024, the Underwriters partially exercised the Overallotment Option to purchase an additional 458,623 shares of common stock, 458,623 Series H Warrants, 458,623 Series I Warrants, and 458,623 Series J Warrants, or 458,623 common stock Units. The common stock Units issued through the exercise of the Overallotment Option are included in the 805,900 common stock Units noted above. The Overallotment Option expired on October 14, 2024.

Furthermore, at the closing date, the Company agreed to deliver to Ladenburg warrants to purchase an aggregate number of shares of common stock equal to 6% of the shares of common stock (i) issued in connection with the September 2024 Public Offering and (ii) issuable upon the exercise of the Pre-Funded Warrants. Therefore, the Company issued 214,734 warrants to Ladenburg and its designees (the “Representative Warrants”). The Representative Warrants are part of the underwriter costs and commissions incurred in connection with the September 2024 Public Offering. The Representative Warrants may be exercised to purchase one share of common stock at an exercise price of $1.55 per share and expire five years from the date of issuance.

Each Series H Warrant, Series I Warrant, Series J Warrant (collectively, the “Series Warrants”), and Pre-Funded Warrant was immediately exercisable. The exercise price of the outstanding Series Warrants and Pre-Funded Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. Subject to limited exceptions, a holder of the Series Warrants will not have the right to exercise any portion of its Series Warrants if the holder (together with such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99%, or in the case of certain holders 9.99%, of the shares of common stock then outstanding (the “Beneficial Ownership Limitation”). Similarly, a holder of the Pre-Funded Warrants has a Beneficial Ownership Limitation of 9.99%. At the holder’s option, the holder of the Series Warrants may increase the beneficial ownership limitation to 19.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

The Representative Warrants became exercisable six months after the effective date of the Registration Statement filed by the Company on August 29, 2024. The Representative Warrants further have a Beneficial Ownership Limitation of 4.99%, which may be increased to 9.99% of the shares of common stock then outstanding at the option of Ladenburg. Any increase in the Beneficial Ownership Limitation will become effective upon 61 days’ prior notice to the Company.

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

All 2,773,090 Pre-Funded Warrant Units issued in the September 2024 Public Offering were exercised during 2024.

2024 Warrant Inducement Offer

On October 25, 2024, the Company executed the 2024 Warrant Inducement Offer with certain holders of the Company’s existing warrants (Series E, Series F, Series G, Series H and Series I Warrants, collectively the “2024 Existing Warrants”). Pursuant to the terms of the 2024 Warrant Inducement Offer, the Company agreed to lower the exercise price per share of common stock for all holders of the 2024 Existing Warrants, including those that did not participate in the 2024 Warrant Inducement Offer. The 2024 Existing Warrants had exercise prices ranging from $1.00 to $40.00 per share of common stock. Following the closing of the 2024 Warrant Inducement Offer, the Holders immediately exercised an aggregate of (i) 33,160.8 Series E Warrants, (ii) 499,909.34 Series F Warrants, (iii) 499,909.34 Series G Warrants, (iv) 1,990,000 Series H Warrants, and (v) 2,325,000 Series I Warrants to purchase 5,347,981 shares of common stock at a reduced exercise price of $0.70 per share. The Company received aggregate gross proceeds of $3.7 million in cash, prior to deducting placement agent fees and offering expense of $0.4 million.

In consideration for the immediate exercise of the 2024 Existing Warrants for cash, the Company issued unregistered new Series K common stock purchase warrants (“Series K Warrants”) to purchase up to 10,695,962 shares of common stock. The Series K Warrants have an exercise price of $0.70 per share of common stock, were not exercisable until stockholders approval was obtained (“Stockholder Approval”), and have a term of 5.5 years following Stockholder Approval. In addition, the exercise price of the Series K Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. Stockholder Approval was obtained on January 13, 2025.

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

Pursuant to the terms of the 2024 Warrant Inducement Offer, in the event that the exercise of the 2024 Existing Warrants would cause a holder to exceed the beneficial ownership limitations included therein, the Company would issue the number of shares of common stock that would not cause a holder to exceed such beneficial ownership limitations and hold the remaining balance of shares of common stock in abeyance (the "Abeyance Shares"). The Abeyance Shares were evidenced through the holder’s existing warrants, which are deemed to be prepaid. The Abeyance Shares were held by the Company until the holder sent notice that the remaining balance of shares of common stock could be issued without surpassing the beneficial ownership limitations.

During the three and six months ended  June 30, 2025, the Company released and issued the remaining balance of 2,157,000 and 3,096,000 Abeyance Shares, respectively. Accordingly, the Company held no shares of common stock in abeyance as of June 30, 2025.

May 2025  PIPE Financing

On  May 12, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) for a private placement with  three institutional investors (  “May 2025 PIPE Financing”). Pursuant to the Securities Purchase Agreement, the Company sold an aggregate of (i)  1,500 PIPE Units and (ii)  1,500 additional shares of a new series of the Company’s preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share. Each PIPE Unit consisted of: (i)  one share of Series B Convertible Preferred Stock and (ii) Series L common stock purchase warrants ("Series L Warrants") to purchase approximately  2,858 shares of common stock at an exercise price of $0.50 per share. As consideration for the PIPE Units and Series B Convertible Preferred Stock, the Company collected gross proceeds of $1.5 million in cash and the QHSLab Notes, which had an initial fair value of $864 thousand as of the closing date, previously held by  one of the investors, before deducting placement agent fees and offering expenses of $0.4 million (collectively, the “Placement Agent Fees”).

The Series L Warrants were  not exercisable until stockholders' approval was obtained ("Stockholder Approval"), and expire  5.5 years thereafter. Each Series L Warrant is exercisable into one share of the Company's common stock and may be cashlessly exercised under certain circumstances. The exercise price of the Series L Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. The Series L Warrants are callable by the Company  for $0.01 per share if the volume‑weighted average price of the Company’s common stock for 20 consecutive trading days exceeds $1.50 per share and the Series L Warrants have not been exercised. Stockholder approval was obtained on July 25, 2025.

In the event of certain transactions resulting in a change in control, at the option of the holder, the Company shall repurchase the Series L Warrants for an amount of cash equal to the Black Scholes Value of the unexercised portion of the Series L Warrants. However, if the change of control is not within the Company’s control, then the holders shall receive the same type of consideration offered to the Company’s common stockholders at the Black Scholes Value of the unexercised portion of the Series L Warrant. If the Company’s common stockholders can choose the type of consideration (i.e., cash, stock, or other assets) to be received, then the Holders shall have the same choice. If the Company’s common stockholders do not receive any consideration, they are deemed to receive common stock of the successor entity.

In the event of certain restructuring or disposal events, then upon the subsequent exercise of the Series L Warrants, for each share of common stock that would have been issuable upon exercise immediately prior to the event, the holders shall receive the number of shares of common stock of the successor entity and any alternate consideration given to common stockholders. The exercise price shall be adjusted to apply to such alternate consideration based on the amount of alternate consideration issuable for one share of common stock. If holders of common stock are given any choice as to the securities, cash or property to be received for alternate consideration, then the holder shall be given the same choice.

Subject to limited exceptions, the holders of Series L Warrants, will not have the right to exercise any portion of the warrant if the holder (together with such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% of the shares of common stock then outstanding (the “Beneficial Ownership Limitation”). At the holder’s option, the holder  may increase the Beneficial Ownership Limitation to 9.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

In connection with the  May 2025 PIPE Financing, the Company also issued Placement Agent Warrants to purchase an aggregate of  257,143 shares of common stock at an exercise price of $0.5425 per share to the Placement Agent. The Placement Agent Warrants terminate  5 years from the date of issuance. The Placement Agent Warrants are not callable by the Company. Except for the exercise price, contract term, call option, and change in control provision, the Placement Agent Warrants have the same terms and conditions as the Series L Warrants.

The Company assessed the Series L Warrants and Placement Agent Warrants issued in connection with the May 2025 PIPE Financing and determined that they do not require liability classification pursuant to ASC 480. Furthermore, the Series L Warrants and Placement Agent Warrants do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the Series L Warrants and Placement Agent Warrants were recorded to additional paid-in capital in the condensed consolidated balance sheets.

See Note 12, Preferred Stock for additional information on the Series B Convertible Preferred Stock issued by the Company in connection with the May 2025 PIPE Financing.

In addition, the Company entered into a registration rights agreement with the investors requiring the Company to register for resale the shares of common stock issuable upon the conversion of the Series B Convertible Preferred Stock and Series L Warrants. Failure to timely maintain the registration shall lead to an obligation to pay to the investors cash liquidated damages equal to 2% of each investor’s subscription amount for then outstanding securities for every 30-day period the lapse continues, with unpaid amounts accruing interest at 18% per annum after a specified grace period.

On May 21, 2025, the Company filed the registration statement on Form S-3 for the resale of shares of common stock issuable upon the conversion of the Series B Convertible Preferred Stock and Series L Warrants, and it was declared effective on May 30, 2025. It is not probable that the Company will be obligated to make payments under the registration rights agreement as of June 30, 2025.

At the Market Offering Agreement

On May 19, 2025, the Company entered into an At Market Offering Agreement (the “ ATM Agreement”) with Ladenburg. Under the ATM Agreement, the Company may offer and sell up to $1.3 million of shares of common stock, par value $0.0001 per share, through Ladenburg. On June 13, 2025, the Company filed a prospectus supplement increasing the aggregate amount available to be sold to $3.2 million under the ATM (the “Shares”). The Shares have been and will continue to be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S- 3 (File No. 333- 284217), which was initially filed with the Securities and Exchange Commission on January 10, 2025 and declared effective on January 22, 2025.

The Company has no obligation to sell, and Ladenburg is not obligated to buy or sell, any of the Shares under the ATM Agreement and may at any time suspend offers under the ATM Agreement. The ATM Agreement will terminate upon the earlier of (i) the issuance and sale of all of the shares through Ladenburg on the terms and subject to the conditions set forth in the ATM Agreement or (ii) termination of the ATM Agreement as otherwise permitted thereby. The ATM Agreement may be terminated at any time by either party upon five (5) business days’ prior notice, or by Ladenburg at any time in certain circumstances, including the occurrence of a material adverse effect on the Company.

The Company has agreed to pay Ladenburg a commission equal to 3.0% of the aggregate gross proceeds from sale of its shares of common stock.

As of  June 30, 2025,  4,183,589 shares of common stock had been sold under the ATM Agreement for gross proceeds of $1.7 million before deduction of commission and offering expenses of $0.2 million.

Warrants

The following table presents the number of common stock warrants outstanding:

Warrants outstanding, December 31, 2024	19,635,513
Issued	4,542,860
Exercised	(3,096,000)
Expired	(580,300)
Warrants outstanding, June 30, 2025	20,502,073

As of  June 30, 2025 and December 31, 2024, all warrants outstanding are recorded in additional paid-in capital in the condensed consolidated balance sheets. The following table presents the number and type of common stock purchase warrants outstanding, their exercise price, and expiration dates as of June 30, 2025:

	Warrants
Warrant Type	Outstanding	Exercise Price	Expiration Date
August 2020 Warrants	1,943	$4,375.00	8/3/2025
August 2020 Placement Agent Warrants	192	$5,468.75	7/30/2025
August 2021 Pharos Banker Warrants	148	$1,495.00	8/16/2026
February 2022 Series B Warrants	39,153	$140.00	2/4/2029
July 2022 Series C Warrants	28,402	$140.00	7/22/2027
September 2024 Series I Warrants	1,078,900	$0.70	3/3/2026
September 2024 Series J Warrants	3,578,901	$1.00	9/3/2029
September 2024 Representative Warrants	214,734	$1.55	8/29/2029
October 2024 Series K Warrants	10,695,962	$0.70	7/13/2030
October 2024 Placement Agent Warrants	320,879	$1.09	4/25/2030
Series L Warrants	4,285,716	$0.50	1/25/2031
Placement Agent Warrants May 2025	257,143	$0.54	5/12/2030
	20,502,073

As of June 30, 2025, the warrants issued by the Company had a weighted average exercise price of $1.66.

Placement Fees

In connection with offerings completed by the Company in 2022, (the "2022 Offerings"), the Company entered into an agreement with a placement agent that, subject to satisfaction of the requirements contained therein, called for a placement fee payable based on capital raised from certain investors for a definitive time following the expiration of the agreement. The accrued placement fee of approximat ely $1.4 million r elated to the 2022 Offerings is included in accrued expenses in the condensed consolidated balance sheets as of  June 30, 2025 and December 31, 2024. Additionally, the agreement called for the issuance of warrants with the following terms:

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

Series X Convertible Preferred Stock has no voting rights prior to the conversion into common stock. While there are generally no voting rights of the Series X Convertible Preferred Stock, there are protective rights regarding the sales of the company, change of control, etc. The remaining Series X Preferred Stock may convert into common stock only if the Company’s common stock has been delisted from the NYSE American or has been approved for initial listing on the NYSE American or another stock exchange, at a rate of 100 shares of common stock for each share of Series X Convertible Preferred Stock.

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

As of  June 30, 2025 and December 31, 2024, the remaining 12,656 shares of Series X Convertible Preferred Stock are outstanding and are expected to remain outstanding until the Company meets the initial listing standards of the NYSE American or another national securities exchange or is delisted from the NYSE American, at which time they will convert into common stock.

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

As of June 30, 2025 and December 31, 2024, the Company had no shares of Series A Convertible Preferred Stock outstanding.

Series B Convertible Preferred Stock

On May 12, 2025, pursuant to the May 2025 PIPE Financing, the Company issued 3,000 shares of Series B Convertible Preferred Stock. Each share of the Series B Convertible Preferred Stock has a par value of $0.0001 and a stated value of $1,000.

Subject to certain ownership limitations as described below, the Series B Convertible Preferred Stock was convertible into an aggregate of 8,571,429 shares of common stock at the option of the holder. The Series B Convertible Preferred Stock are convertible at a fixed conversion rate determined by dividing the stated value of the Series B Convertible Preferred Stock by the conversion price of $0.35, which approximates 2,857 shares of common stock issuable per share of Series B Convertible Preferred Stock. The conversion price is subject to adjustment in the case of stock dividends, stock splits, combination of shares and reclassification of shares. In the event of a stock dividend, reverse stock split, combination, or reclassification of shares of common stock, then, the conversion price shall be adjusted based on the number of shares of common stock outstanding immediately before and after such an event.

The holders could convert all of the Series B Convertible Preferred Stock upon the date stockholder approval was obtained (“Stockholder Approval”). Stockholder Approval was obtained on July 25, 2025.  Prior to Stockholder Approval, the Series B Convertible Stock could only be converted into up to 2,202,357 shares of common stock (19.99% of the Company’s outstanding common stock on the date of issuance of the Series B Convertible Preferred Stock). Notwithstanding the foregoing, the holders of shares of Series B Convertible Preferred Stock do not have the right to convert any portion of their Series B Convertible Preferred Stock if the holder, together with its affiliates, would beneficially own a number of shares of common stock in excess of 4.99% of the shares of common stock then outstanding (the “Beneficial Ownership Limitation”). At the holder’s option, the holder  may increase the Beneficial Ownership Limitation to 9.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

Holders of Series B Convertible Preferred Stock are entitled to receive dividends and distributions on shares of Series B Convertible Preferred Stock equal to, on an as-if-converted-to-common stock basis, and in the same form as dividends and distributions actually paid on shares of common stock.

The Series B Convertible Preferred Stockholders do not have a preference upon any liquidation, dissolution, or winding-up of the Company. In the event of certain restructuring or disposal events, then upon any subsequent conversion of the Series B Convertible Preferred Stock, for each convertible share that would have been issuable upon conversion immediately prior to the event, the holders shall receive the number of shares of common stock of the successor entity and any alternate consideration given to common stockholders. The conversion price shall be adjusted to apply to such alternate consideration based on the amount of alternate consideration issuable for one share of common stock. If holders of common stock are given any choice as to the securities, cash, or property received for alternate consideration, the holders of Series B Convertible Preferred Stock shall be given the same choice.

The Series B Convertible Preferred Stock includes certain contingent payment provisions that should be bifurcated and accounted for as a derivative under ASC 815. The estimated fair value of these embedded derivatives was deemed to be de minimis at issuance and at June 30, 2025.

Except as otherwise required by law, the Series B Convertible Preferred Stock do not have any voting rights.

Series B Convertible Preferred Stock were converted as follows:

Date of Conversion	Series B Shares Converted	Common Shares Issued
June 11, 2025	771	2,202,357

As of   June 30, 2025, the Company had 2,229 shares of Series B Convertible Preferred Stock outstanding.

Note 13. Stock-Based Compensation

2018 Equity Incentive Plan

The 2018 Equity Incentive Plan (the "2018 Plan") was replaced by the 2023 Equity Incentive Plan (the "2023 Plan"), as described below. As of  June 30, 2025, 7 stock options granted under the 2018 Plan remained outstanding; 3 expire in June 2028 and 4 expire in January 2030.

2018 Employee Stock Purchase Plan

In April 2024, the Company formally terminated the 2018 Employee Stock Purchase Plan (the “ESPP”). Since inception through termination, the Company issued 95 shares under the ESPP. Upon termination, all reserved shares were released back to the authorized pool.

2020 Inducement Equity Incentive Plan

The Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) in March 2020 and terminated it in April 2024. On adoption, 64 shares were reserved for issuance. At termination, the remaining reserved shares were released back to the authorized pool. No shares are reserved for future issuance under the 2020 Plan as of  June 30, 2025 and December 31, 2024.

2023 Equity Incentive Plan

In July 2023, the Company’s stockholders approved the 2023 Plan as defined above, which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. Stock options granted under the 2023 Plan to employees and consultants generally will vest annually over a five-year period or as determined by the Board’s Compensation Committee (the "Committee"), while grants to non-employee directors vest as determined by the Committee. As of  June 30, 2025 and  December 31, 2024,  945,305 and  926,882 shares of common stock were reserved for issuance pursuant to future awards under the 2023 Plan. The number of shares available for issuance under the 2023 Plan also includes a quarterly increase commencing on September 1, 2023 by an amount equal to the lesser of (i) 10% of the number equal to the number of shares of common stock outstanding on the applicable adjustment date less the number of shares of common stock outstanding at the beginning of the fiscal quarter immediately preceding the adjustment date, but if such number is a negative number, then the increase will be zero; or (ii) such lesser number of shares as may be determined by the Board.

For the six months ended June 30, 2025, the Committee approved 1,747,500 stock options with service-based conditions and 380,000 stock options with performance based conditions. The stock options with service-based conditions vest in equal installments over requisite service periods ranging from 2 to 5 years. Of the stock options with performance-based conditions, 225,000 contain performance conditions related to the achievement of specified quarterly sales targets in 2025 (“quarterly sales performance conditions”) and 155,000 contain performance conditions related to the achievement of tiered sales targets for 2025 (“tiered sales performance conditions”). As of June 30, 2025, none of the quarterly sales performance conditions have been met and only 50% of the tiered sales performance conditions are expected to be met.

The options granted for the 2023 Plan for the  six months ended June 30, 2025 were valued using the Black-Scholes model based on the following assumptions on the date of issue:

Options with Time-Based Vesting Conditions

	Employee Options (5 years) Issued June 20, 2025	Non-Employee Director Options Issued January 29, 2025	CEO Options Issued January 29, 2025	Employee Options (4 years) Issued January 29, 2025	Employee Options (5 years) Issued January 29, 2025
Risk-free interest rate	4.38%	4.55%	4.55%	4.55%	4.55%
Volatility	100%	98.00%	97.50%	97.40%	98.20%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	6.5	5.5	5.8	6.0	6.5

Options with Performance-Based Vesting Conditions

	Employee Options with Quarterly Sales Targets Issued January 29, 2025	Employee Options with Tiered Sales Targets Issued January 29, 2025
Risk-free interest rate	4.55%	4.55%
Volatility	98.40%	98.00%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	5.3	5.5

The following is a summary of stock option activity for the 2023 Plan options for the six months ended June 30, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2024	70,605	$20.88	8.38	$—
Options exercised	—	—	—	—
Options granted	2,127,500	0.40	—	—
Cancelled/forfeited	(287,670)	0.49	—	—
Outstanding at June 30, 2025	1,910,435	$1.14	9.50	$—
Vested and expected to vest at June 30, 2025	1,910,435	$1.14	9.50	$—
Exercisable at June 30, 2025	281,204	$4.94	8.46	$—

The weighted-average grant-date fair value of the 2023 Plan options granted during the six months ended June 30, 2025 was $0.27 per share.

Non-Plan Options Issued

On January 6, 2025, the Board approved and issued a total of 500,000 Non-Plan Options as an employee incentive to the Chief Financial Officer. The options vest monthly over 3 years with an exercise price of $0.53 and an expiration date of January 6, 2035.

The Non-Plan Options issued were valued using the Black-Scholes model based on the following assumptions on the date of issue:

Non-Plan Options Issued January 6, 2025
Risk-free interest rate	4.62%
Volatility	97.00%
Expected dividend yield	0.00%
Expected life (in years)	5.8

The following is a summary of stock option activity for the Non-Plan options for the six months ended June 30, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2024	25,000	$5.32	9.33	$—
Options exercised	—	—	—	—
Options granted	500,000	0.53	—	—
Cancelled/forfeited	(20,000)	5.32	—	—
Outstanding at June 30, 2025	505,000	$0.58	9.43	$—
Vested and expected to vest at June 30, 2025	505,000	$0.58	9.43	$—
Exercisable at June 30, 2025	74,445	$0.85	8.89	$—

The weighted-average grant-date fair value of the Non-Plan options granted during the six months ended June 30, 2025 was $0.42 per share.

Restricted Stock Awards

A summary of the restricted stock award activity for the six months ended June 30, 2025 is presented below:

Weighted
Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Outstanding at December 31, 2024	—	$—
Granted	100,000	0.47
Vested	(100,000)	0.47
Cancelled/forfeited	—	—
Outstanding at June 30, 2025	—	$—

Stock-based compensation expense is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the three and six months ended June 30, 2025 was $98 thousand and $189 thousand, respectively. Stock-based compensation expense for the three and six months ended June 30, 2024  was $13 thousand and $19 thousand, respectively.

Total unrecognized estimated stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized at  June 30, 2025 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period
Stock options (Non-Plan Options)	$175	2.5
Stock options (2023 Plan Options)	$609	3.4
Restricted stock awards	$—	—

Note 14. Asset Acquisitions

On January 24, 2025, the Company acquired 100% of the membership interests of Perikard, LLC, which was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology. The Company issued 275,000 shares of its common stock valued at $113 thousand as consideration and is obligated to make royalty payments equal to 10% of net sales of the pericardial access kit for five years following the closing date. The patent was determined to be IPR&D with no alternative future use, and accordingly, the Company recognized $119.0 thousand, consisting of $113.0 thousand of stock consideration and $6.0 thousand of direct transaction costs for the six months ended June 30, 2025. As of June 30, 2025, the Company has not recognized a liability for the contingent royalty payments because they are currently not probable or reasonably estimable.

On May 5, 2025, Cardionomix acquired certain assets from Cardionomic. The assets primarily related to Cardionomic’s CPNS System, which represents a novel technology for the late-stage treatment of acute decompensated heart failure.

The acquisition was accounted for as an asset acquisition consisting primarily of an IPR&D Asset (the CPNS System). The Company issued 1,000,000 shares of its restricted common stock valued at $0.3 million, and Cardionomix issued a promissory note recorded at a carrying amount of $1.3 million (the "Note Payable"), as consideration to Cardionomic. The common stock issued has not been registered under the Securities Act, such that the shares may not be transferred by the Seller absent an effective registration statement or an exemption from registration. Furthermore, the common stock could not be transferred for six months after the closing date, after which Cardionomic may only transfer the common stock to permitted transferees with the express written consent of the Company, which shall not be unreasonably withheld. The IPR&D Asset was determined to have no alternative future use, and accordingly, the Company expensed the costs of acquisition of $1.8 million, consisting of $0.3 million in stock consideration, $1.3 million of promissory note, and $0.3 million in direct transaction costs, as acquired research and development expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2025.

See Note 7, Notes Payable for additional information for additional information on the Note Payable.

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

For the three and six months ended June 30, 2025, the Company recorded federal income tax benefit of $950 thousand and $1,674 thousand, respectively, and no state income tax provision or benefit. For the three and six months ended June 30, 2024 the Company recorded no provision or benefit for federal and state income tax expense. The federal income tax benefit primarily relates to an increase in net operation losses that are not subject to limitations under Section 382 of the Internal Revenue Code. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open income tax audits with any taxing authority as of June 30, 2025.

Note 16. Commitments and Contingencies

In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

As of June 30, 2025, the Company had no outstanding litigation.

Note 17. Related Parties

Prior to the Merger, David A. Jenkins, the Company’s current Executive Chairman of the Board and Chief Executive Officer, and Old Catheter’s Chairman of the Board of Directors, and his affiliates held approximately $25.1 million of Old Catheter’s Convertible Promissory Notes, or the Notes, that were converted into 7,856.251 shares of Series X Convertible Preferred Stock in connection with the Merger (see Note 12, Preferred Stock). In consideration for forgiving the interest accrued but remaining unpaid under the Notes in an aggregate amount of approximately $13.9 million, Mr. Jenkins and his affiliates also received royalty rights equal to approximately 12% of the net sales, if any, of LockeT, commencing upon the first commercial sale and through December 31, 2035. The Company entered into an additional royalty agreement for the LockeT device with Auston Locke, who is the son of Robert Locke, VP of Product Development. Under this agreement, the Company will pay a 5% royalty rate on net sales up to $1 million in cumulative royalties.  In April 2025, a US patent was granted by the United States Patent and Trademark Office, after which the Company is obligated to pay an additional royalty of 2% of net sales only after the initial $1.0 million of 5% royalties has been paid, up to a maximum of $10.0 million in additional royalties. Refer to Note 2, Summary of Significant Accounting Policies and Note 8, Royalties Payable for additional information over the royalties payable due to these related parties.

In addition to the shares described above that were issued in connection with the Notes, Mr. Jenkins and his affiliates received 1,325.838 shares of Series X Convertible Preferred Stock in the Merger, and Mr. Jenkins’ adult children received 1,284.344 shares of Series X Convertible Preferred Stock in the Merger, all in exchange for their equity interests in Old Catheter in accordance with the Merger exchange ratio. As of  June 30, 2025, a total of 9,239.285 shares of Series X Preferred Stock were held by these related parties.

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

On May 1, 2024, Marie-Claude Jacques, the Company’s then Chief Commercial Officer, received a non-plan option to purchase 25,000 shares of the Company’s common stock. The options have an exercise price of $5.321 per share, vest at 20% per year for 5 years and expire in May 2034.  On January 29, 2025, Ms. Jacques received an incentive stock option to purchase 250,000 shares of the Company's common stock.  The options had an exercise price of $0.42 per share, 25,000 options vested on the grant date and an additional 25,000 options were to vest annually for 4 years, 31,250 options were to vest quarterly upon achievement of quarterly sales targets during 2025 and expire in January 2035. Ms. Jacques’ employment was terminated on June 2, 2025, and all unvested options were cancelled, consisting of 20,000 unvested non-plan options and 225,000 unvested incentive stock options.

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

The related parties and the amounts owed to each related party as of  June 30, 2025 are summarized in the following table (in thousands):

Related Party	Issuance Date	Principal Amount	Interest Accrued
David Jenkins	5/30/2024	$500	$50
FatBoy Capital	6/25/2024	$150	$15
FatBoy Capital	7/1/2024	$250	$25
FatBoy Capital	7/18/2024	$100	$10
Jenkins Family Charitable Institute	7/25/2024	$500	$51

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

In February 2025, Catheter formed its subsidiary Cardionomix. The capitalization structure of the newly formed entity included 82% of the common stock of Cardionomix held by the Company, 5% of the common stock of Cardionomix held by Mr. Jenkins, 7% of the common stock by affiliates of Mr. Jenkins, and the remaining 6% held by third parties.

On June 20, 2025, Catheter formed a new subsidiary, KardioNav. The capitalization structure of the newly formed entity include 57% of the common stock of KardioNav held by the Company, 33% of the common stock of KardioNav held by Chelak iECG, Inc., an unrelated third party, 3% of the common stock of KardioNav held by Mr. Jenkins and 7% of the common stock of KardioNav held by affiliates of Mr. Jenkins.

Note 18. Subsequent Events

Issuance of Short Term Promissory Notes by KardioNav

On July 11, 2025, two short term promissory notes of $150 thousand each were issued by KardioNav to the Company's Chief Executive Officer and Lifestim, Inc., a company controlled by the Company's Chief Executive Officer in exchange for an aggregate loan of $300 thousand. The promissory notes have a maturity date of July 11, 2026, and interest rates of 4.2% per annum, payable upon maturity.

Enactment of U.S. Tax Legislation

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property.   Another major aspect incudes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses.  The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent.  Less favorable business provisions include limitations on tax deductions for charitable contributions. The Company is currently assessing the potential impact of this legislation on its future financial position, results of operations, and cash flows. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.

Amendment to the Amended and Restated Certificate of Incorporation

On July 25, 2025, at the annual meeting of stockholders of the Company, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Amendment”) to effect a reverse stock split within specified parameters. The Board approved the Amendment and set the ratio of the reverse stock split at 1-for-19.  The Amendment will be effective at 12:01 AM Eastern Standard Time on  August 15, 2025,  effecting a reverse stock split in which each nineteen (19) shares of the Company’s common stock issued and outstanding, par value $0.0001, immediately prior to the effective time will automatically be combined into one (1) validly issued, fully paid and non-assessable share of common stock, without any action on the part of the holders.

No fractional shares will be issued as a result of the reverse stock split and all fractional shares will be settled in cash. The reverse stock split will affect all stockholders uniformly and will not alter any stockholder’s percentage interest in the Company’s equity (other than as a result of the settlement in cash of fractional shares). The Company’s authorized capital stock, consisting of 60 million shares of common stock and 10 million shares of preferred stock, will remain unchanged.

The reverse stock split will decrease the number of issued and outstanding shares at the time, from approximately 18,861,579 to approximately 992,714 as of June 30, 2025. Common stock issuable upon conversion of outstanding shares of Series X convertible preferred stock will decrease from 1,265,601 to approximately 66,610, common stock issuable upon conversion of outstanding shares of Series B convertible preferred stock will decrease from 6,369,063 to approximately 335,213, common stock issuable upon exercise of outstanding warrants will decrease from 20,502,073 to approximately 1,079,051, and common stock issuable upon exercise of outstanding stock options will decrease from 2,415,435 to approximately 127,128 as of June 30,2025.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss per share attributable to Catheter Precision, Inc., basic and diluted - pro forma	$(7.28)	$(105.87)	$(14.09)	$(174.58)
Weighted-average common shares used in computing net loss per share, basic and diluted - pro forma	701,896	39,860	649,556	39,495

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

Forward-looking statements can be identified by words such as “believe,” “anticipate,” “may,” “might,” “can,” “could,” “continue,” “depends,” “expect,” “expand,” “forecast,” “intend,” “predict,” “plan,” “rely,” “should,” “will,” “may,” “seek,” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these words. These statements include, but are not limited to, our expectations with respect to our timing and need for future financing, including our ability to increase the availability under our at-the-market offering, expectations regarding Cardionomix clinical trials and FDA approval, and our expectations with respect to developing the products that may be offered by our Cardionomix and KardioNav subsidiaries. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024. These risks include, but are not limited to, that: we will be unable to develop the assets acquired in by KardioNav and Cardionomix unless we are able to obtain additional financing, which may not be available on acceptable terms or at all, the results of anticipated trials may not turn out as we currently expect and future trials may not occur on the time tables we expect or may be more costly than anticipated, we will be required to raise additional funds to finance our operations and continue as a going concern , and we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us, and we may require additional funds sooner than our current expectations; our business has a history of losses, will incur additional losses, and may never achieve profitability; our ability to increase our at-the-market offering availability is subject to obtaining necessary approvals, certifications, legal opinions and accounting comfort letters, and there is no guaranty that we can do so successfully, we have identified material weaknesses in our internal control over financial reporting and these material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner; compliance with Sarbanes-Oxley Act Section 404 could have a material adverse impact on our business; we will not be able to reach profitability unless we are able to achieve our product expansion and growth goals; our VIVO launch plans require significant investment in infrastructure and sales representatives; our research and development and commercialization efforts may depend on entering into agreements with corporate collaborators; we have entered into joint marketing agreements with respect to our products, and may enter into additional joint marketing agreements, that will reduce our revenues from product sales; royalty agreements with respect to LockeT, the surgical vessel closing pressure device, will reduce any future profits from this product; if we experience significant disruptions in our information technology systems, our business may be adversely affected; litigation and other legal proceedings may adversely affect our business; if we make acquisitions or divestitures, we could encounter difficulties that harm our business; failure to attract and retain sufficient qualified personnel could also impede our growth; our revenues may depend on our customers’ receipt of adequate reimbursement from private insurers and government sponsored healthcare programs; we may be unable to compete successfully with companies in our highly competitive industry, many of whom have substantially greater resources than we do; our future operating results depend upon our ability to obtain components in sufficient quantities on commercially reasonable terms or according to schedules, prices, quality and volumes that are acceptable to us, and suppliers may fail to deliver components, or we may be unable to manage these components effectively or obtain these components on such terms; if hospitals, physicians and patients do not accept our current and future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any; the recent coronavirus outbreak (“COVID-19”) adversely affected our financial condition and results of operations and we cannot provide any certainty as to whether there will be future impacts from COVID-19 or another pandemic; a variety of risks associated with marketing our products internationally could materially adversely affect our business; the impact of the military conflicts in Ukraine and Israel, and the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have affected, and may continue to affect, our business and results of operations, including our supply chain; if the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates; we may be adversely affected by product liability claims, unfavorable court decisions or legal settlements; our ability to use our net operating loss carryforwards may be limited; we are subject to pervasive and continuing regulation by the FDA and other regulatory agencies; our products may be subject to additional recalls, revocations or suspensions after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business; changes in trade policies among the United States (“U.S.”) and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products; increased tariffs or the imposition of other barriers to international trade could have a material adverse effect on our revenues and operating results; product clearances and approvals can often be denied or significantly delayed, although we have obtained regulatory clearance for our VIVO and LockeT products in the U.S. and certain non-U.S. jurisdictions, our business plans include expanding uses for our products, which will require additional clearances; even after clearance is obtained, our products remain subject to extensive regulatory scrutiny; if we or our suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, or any applicable state equivalent, our operations could be interrupted, and our potential product sales and operating results could suffer; if any of our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions; healthcare reform initiatives and other administrative and legislative proposals may adversely affect our business, financial condition, results of operations and cash flows in our key markets, and if we are unable to obtain and maintain patent protection for our products, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our existing products and any products we may develop, and our technology may be adversely affected.

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

On February 17, 2025, the Company formed a new subsidiary, Cardionomix, Inc. ("Cardionomix"), to acquire certain assets previously held by Cardionomic, Inc. ("Cardionomic"), a third party entity that had ceased operations. We own 82% of Cardionomix’s issued and outstanding common stock. Our Chief Executive Officer and Chairman of the Board and certain of his affiliates own 12%, while the remaining 6% of the outstanding common stock was issued to certain third parties as finder's fees for the asset acquisition (see Note 14, Asset Acquisition in the consolidated financial statements included elsewhere in this Quarterly Report). On May 5, 2025, Cardionomix acquired certain assets primarily related to the Cardiac Pulmonary Nerve Stimulation ("CPNS") System previously held by Cardionomic (see Note 14, Asset Acquisition in the consolidated financial statements included elsewhere in this Quarterly Report). The CPNS System represents a novel technology for the late-stage treatment of acute decompensated heart failure by stimulating the autonomic cardiac nerves to restore autonomic balance. The CPNS System is in development and has yet to obtain regulatory approval. Cardionomix plans to complete the pivotal clinical trial for the CPNS System and obtain necessary regulatory approvals from the FDA for use and commercialization.

On June 20, 2025, the Company formed a new subsidiary, KardioNav, Inc. ("KardioNav"), to pursue the advancement, development, and commercialization of certain intellectual property assigned to KardioNav. The Company transferred certain intellectual property related to the VIVO System to KardioNav, which is not currently being developed by the Company, while Chelak, an unrelated third party, transferred certain patents related to a medical device designed to interface with implanted cardiac devices to KardioNav. KardioNav intends to integrate the VIVO mapping intellectual property with Chelak's assigned patents to develop a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. Research and development activities are in the planning phase for this medical device. The Company owns 57% of the subsidiary's issued and outstanding common stock, while Chelak owns 33% of the subsidiary’s issued and outstanding common stock. The Company's Chief Executive Officer and Chairman of the Board of Directors and certain of his affiliates own the remaining 10% of the subsidiary’s issued and outstanding common stock.

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

Our second and newest primary product,  LockeT® (“LockeT”), is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure. LockeT is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently. LockeT is a sterile Class I product that was registered with the FDA in February 2023, at which time we began initial shipments to distributors. In May 2023, Catheter submitted LockeT for CE Mark approval. CE Mark approval was received in April 2025.  We are in discussion with multiple international distributors to sell LockeT in countries which require CE Mark before marketing can begin.

In May 2024, we recognized our first sale of LockeT. In September 2024, we received notification of the issuance of our first LockeT patent in the country of China and we also completed a Middle East distribution agreement for LockeT.  In April 2025, we received notification of the issuance of our first LockeT patent in the United States by the United States Patent and Trademark Office.

Clinical studies for LockeT began during the year ended December 31, 2023. The current studies are planned to show the product’s effectiveness and benefits, including faster wound closure and patient ambulation/discharge, potentially resulting in higher procedural volumes and lower costs for the healthcare provider and/or insurance payor. These clinical studies are intended to provide crucial data for marketing and to expand our indications for use with the FDA. For more information about our clinical studies, refer to Item 1, Business in our Form 10-K.

Our business strategy is to become a leading medical device company in the field of cardiac electrophysiology, and we are dedicated to developing and delivering electrophysiology products to provide patients, hospitals, and physicians with novel technologies and solutions to improve the lives of patients with cardiac arrhythmias. We aim to establish both LockeT and VIVO as integral tools used by cardiac electrophysiologists and their colleagues during ablation treatment of ventricular arrhythmias by reducing procedure time, patient complications and increasing procedural success.

Recent Developments

PeriKard Asset Acquisition

On January 14, 2025, we entered into a Membership Interest Purchase Agreement (the "Agreement”) with Cardiofront, LLC (“Seller”) to purchase the issued and outstanding membership interests of PeriKard, LLC, a wholly-owned subsidiary of Seller. The primary purpose was to purchase patented technology for commercialization within the broader cardiac treatment and electrophysiology industry. Pursuant to the Agreement, we issued 275,000 shares of our common stock valued at $113 thousand to the Seller in exchange for 100% of the membership interests of PeriKard, LLC (“Acquisition”). Furthermore, we may be obligated to make royalty payments equal to 10% of net sales of the pericardial access kit for five years following the closing date. The PeriKard pericardial access kit is a medical procedure kit and method for draining fluid from an organ. The technology is in development and has not been commercialized. This transaction closed on January 24, 2025.

The Acquisition was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology. The patent was determined to be in-process research and development ("IPR&D") with no alternative future use, and accordingly, we recognized $119 thousand, consisting of $113 thousand of stock consideration and $6 thousand of direct transaction costs, as acquired in-process research and development in the condensed consolidated statements of operations for the three months ended March 31, 2025. As of June 30, 2025, we have not recognized a liability for the contingent royalty payments because they are currently not probable or reasonably estimable.

Cardionomic Asset Acquisition

On May 5, 2025, Cardionomix acquired the CPNS System. As consideration to Cardionomic, we issued 1,000,000 shares of our restricted common stock valued at $0.3 million, and Cardionomix issued a promissory note valued at $1.3 million (the “Note Payable”). The Note Payable was issued with a principal balance of $1.5 million and stated interest of 4% per annum with no interest or principal payable until the maturity date, which is three years following the date of issuance. The acquisition was accounted for as an asset acquisition consisting primarily of the CPNS System, which was deemed to be an IPR&D Asset with no alternative future use. Accordingly, we recognized the consideration transferred of $1.9 million, consisting of $0.3 million in stock consideration, $1.3 million in note payable, and $0.3 million in direct transaction costs, as acquired research and development expense in the condensed consolidated statement of operations for the three and six month period ended June 30, 2025. The minority equity interest holders are presented as non-controlling interests in the accompanying condensed consolidated balance sheets, statements of operations, and statements of stockholders’ equity.

May 2025 PIPE Financing

On May 12, 2025, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) for a private placement with three institutional investors ( “May 2025 PIPE Financing”). Pursuant to the Securities Purchase Agreement, we sold an aggregate of (i) 1,500 PIPE Units and (ii) 1,500 additional shares of a new series of preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share. Each PIPE Unit consists of: (i) one share of Series B Convertible Preferred Stock and (ii) Series L common stock purchase warrants ("Series L Warrants") to purchase approximately 2,858 shares of common stock at an exercise price of $0.50 per share. As consideration for the PIPE Units and Series B Convertible Preferred Stock, we collected gross proceeds of $1.5 million in cash and QHSLab Notes previously held by one of the investors, and valued at $864 thousand as of May 12, 2025, before deducting placement agent fees and offering expenses of $0.4 million (collectively, the “Placement Agent Fees”).

The Series L Warrants are currently exercisable and expire on January 25, 2031. Each Series L Warrant is exercisable into one share of common stock and may be cashless exercised under certain circumstances. The exercise price of the Series L Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting common stock. The Series L Warrants are callable for $0.01 per share, if the volume‑weighted average price of the Company’s common stock for 20 consecutive trading days exceeds $1.50 per share and the Series L Warrants have not been exercised. Stockholder approval of the exercise of the Series L Warrants was obtained on July 25, 2025.

In connection with the May 2025 PIPE Financing, we also issued Placement Agent Warrants to purchase an aggregate of 257,143 shares of common stock at an exercise price of $0.5425 per share to the Placement Agent. The Placement Agent Warrants terminate 5 years from the date of issuance. The Placement Agent Warrants are not callable. Except for the exercise price, contract term, call option and change in control provision, the Placement Agent Warrants have the same terms and conditions as the Series L Warrants.

We assessed the Series L Warrants and Placement Agent Warrants issued in connection with the May 2025 PIPE Financing and determined that they do not require liability classification pursuant to ASC 480. Furthermore, the Series L Warrants and Placement Agent Warrants do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the Series L Warrants and Placement Agent Warrants were recorded to additional paid-in capital in the condensed consolidated balance sheets.

See Note 11, Equity Offerings in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on the provisions for the Series L and Placement Agent Warrants. See Note 12, Preferred Stock in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on the Series B Convertible Preferred Stock issued in connection with the May 2025 PIPE Financing.

In addition, we entered into a registration rights agreement with the investors requiring the registration for resale the shares of common stock issuable upon the conversion of the Series B Convertible Preferred Stock and Series L Warrants. The registration statement became effective on May 30, 2025.  Subject to specified exceptions, failure to maintain the registration shall lead to an obligation to pay to the investors cash liquidated damages equal to 2% of each investor’s subscription amount for then outstanding securities for every 30-day period the lapse continues, with unpaid amounts accruing interest at 18% per annum after a specified grace period.

During the three and six months ended June 30, 2025, we issued 2,202,357 shares of common stock in connection with the conversion of 771 shares of its Series B Convertible Preferred Stock.

At the Market Offering Agreement

On May 19, 2025, we entered into an At Market Offering Agreement (the “ATM Agreement”) with Ladenburg. Based on the most recent prospectus supplement filed by the Company, under the ATM Agreement, we may currently offer and sell up to an aggregate of approximately $3.2 million of shares of common stock, par value $0.0001 per share, through Ladenburg.  The ATM shares are issued pursuant to  previously filed and effective Registration Statement on Form S-3 (File No. 333-284217), which was initially filed with the Securities and Exchange Commission on January 10, 2025 and declared effective on January 22, 2025.  We have currently sold $2.73 million of shares pursuant to the ATM Agreement.

We have no obligation to sell, and Ladenburg is not obligated to buy or sell, any of the Shares under the ATM Agreement and may at any time suspend offers under the ATM Agreement. The ATM Agreement will terminate upon the earlier of (i) the issuance and sale of all of the shares through Ladenburg on the terms and subject to the conditions set forth in the ATM Agreement or (ii) termination of the ATM Agreement as otherwise permitted thereby. The ATM Agreement may be terminated at any time by either party upon five (5) business days’ prior notice, or by Ladenburg at any time in certain circumstances, including the occurrence of a material adverse effect on the Company.

The Company has agreed to pay Ladenburg a commission equal to 3.0% of the aggregate gross proceeds from sale of its shares of common stock.

As of  June 30, 2025,  4,183,589 shares of common stock had been sold under the ATM agreement for gross proceeds of $1.7 million before deduction of commission and offering expenses of $0.2 million.

KardioNav

On June 20, 2025, the Company formed KardioNav to pursue the advancement, development, and commercialization of certain intellectual property assigned to KardioNav. The Company transferred certain intellectual property related to the VIVO System to KardioNav, which is not currently being developed by the Company, while Chelak, an unrelated third party, transferred certain patents related to a medical device designed to interface with implanted cardiac devices to KardioNav. KardioNav intends to integrate the VIVO mapping intellectual property with Chelak's assigned patents to develop a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. Research and development activities are in the planning phase for this medical device. The Company owns 57% of the subsidiary's issued and outstanding common stock, while Chelak owns 33% of the subsidiary’s issued and outstanding common stock. The Company's Chief Executive Officer and Chairman of the Board of Directors and certain of his affiliates own the remaining 10% of the subsidiary’s issued and outstanding common stock. See Note 2, Summary of Significant Accounting Policies in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Components of our Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Revenues

Our current activities primarily relate to the design, manufacture and sale of new and innovative medical technologies in the field of cardiac electrophysiology.

Our two primary products are (i) the VIVO System and (ii) the LockeT device.

The VIVO System provides 3D cardiac mapping to aid with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. Customers also have the option to purchase software upgrades in advance at contract inception. We invoice the customer for VIVO System and related software upgrade services after physical possession and control of VIVO System has been transferred. Subsequent renewals for software upgrade services are invoiced at inception of the renewed term. The timing of payment for the corresponding invoices depends on the credit terms identified in each contract. We recognize revenues for VIVO System at the point in time that the product is delivered to the customer. We recognize revenues for software upgrade services evenly over time over the term of the contract. We did not recognize any revenues for software upgrade services for the three and six months ended June 30, 2025 and 2024.

LockeT is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure. We recognize sales of LockeT at the point in time that the product is delivered to the customer.

We are a business that has operations within multiple countries. During the three and six months ended June 30, 2025, approximately 18% and 13%, respectively, of our sales were derived from customers outside of the United States. During the three and six months ended June 30, 2024, approximately 35% and 62%, respectively, of our sales were derived from customers outside the United States.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

The following table sets forth the results of the Company's operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenue	$212	$93	$119	$355	$175	$180
Cost of revenues	14	16	(2)	25	21	4
Selling, general and administrative expenses	2,881	2,713	168	6,366	5,369	997
Research and development expenses	155	81	74	258	118	140
Acquired in-process research and development	1,848	—	1,848	1,967	—	1,967
Change in fair value of royalties payable due to related parties	(1,667)	(1,504)	(163)	(2,830)	(1,590)	(1,240)
Other (expense) income, net (1)	(55)	1	(56)	(86)	28	(114)
Income tax benefit	(950)	—	(950)	(1,674)	—	(1,674)

(1)          Constitutes the operating activities within other income (expense), net in the consolidated statements of operations, except for the change in fair value of royalties payable due to related parties that is presented separately in the table above.

Revenues

The increase in revenues of approximately $119 thousand for the three months ended June 30, 2025 as compared to the corresponding period in the prior year was due to an increase of $102 thousand and $17 thousand in LockeT and VIVO System sales, respectively. The increase in revenues of approximately $180 thousand for the six months ended June 30, 2025 as compared to the corresponding period in the prior year was due to an increase of $230 thousand in LockeT sales, partially offset by a $50 thousand decrease in VIVO System sales. The decrease in VIVO System sales was primarily driven by an overall reduction in VIVO patch sales in the European Union ("EU"), which accounted for the majority of product sales in 2024. This decline was primarily attributable to reduced sales efforts resulting from changes in commercial leadership and the prolonged medical leave of a key EU-based sales consultant throughout 2024 and during the six months ended June 30, 2025.

Cost of revenues

The decrease in cost of revenues of approximately $2 thousand for the three months ended June 30, 2025, as compared to the corresponding period in the prior year was primarily due to higher volume-based, supplier discounts for LockeT. We submitted larger consolidated purchase orders, received larger volume-based discounts, and achieved a higher product margin for LockeT devices for the three months ended June 30, 2025 as compared to the corresponding period in the prior year. The increase in cost of revenues of $4 thousand for the six months ended June 30, 2025, as compared to the corresponding period in the prior year was primarily due to an increase in sales, partially offset for higher product margins for LockeT devices.

Selling, general and administrative expenses

The increase in selling, general and administrative expenses of approximately $0.2 million for the three months ended June 30, 2025 as compared to the corresponding period in the prior year was primarily due to an increase in salaries and benefits of $0.2 million The increase in selling, general and administrative expenses of approximately $1.0 million for the six months ended June 30, 2025 as compared to the corresponding period in the prior year was primarily due to an increase in salaries and benefits of $0.9 million and an increase in stock-based compensation expense of $0.2 million, partially offset by a decrease in consulting fees of $0.1 million. The increase in salaries and benefits for the three and six months ended June 30, 2025 as compared to the corresponding periods in the prior year was primarily due to an increase in headcount from 15 employees as of June 30, 2024 to 21 employees as of June 30, 2025, including the CFO position that had been vacant since January 2024, and was filled in January 2025. Additionally, 3 employees that departed in the first quarter of 2024 were subsequently replaced with new hires with higher annual salaries. The increase in stock-based compensation expense for the three and six months ended June 30, 2025 was primarily due to the grant of 2,127,500 plan options and 500,000 non-plan options to certain employees during the six months ended June 30, 2025, as compared to 56,000 plan options and 25,000 non-plan options granted to certain employees during the six months ended June 30, 2024.

Research and development expenses

The increase in research and development expenses of approximately $0.1 million for both the three and six months ended June 30, 2025 as compared to the corresponding periods in the prior year was primarily due to hiring a full-time employee in January 2025 who is tasked with research and development activities and therefore contributed to an increase in salaries and benefits under research and development expenses of  $0.1 million.

Acquired in-process research and development

The increase in acquired in-process research development of approximately $1.8 million and $2.0 million for the three and six months ended June 30, 2025 as compared the corresponding periods in the prior year primarily relates to the two asset acquisitions completed in 2025. On January 24, 2025, we acquired 100% of the membership interests of Perikard, LLC, which was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology. The patent was determined to be IPR&D with no alternative future use, and accordingly, we recognized $119 thousand, consisting of $113 thousand of stock consideration and $6 thousand of direct transaction costs, as acquired in-process research and development in the condensed consolidated statements of operations for the three months ended March 31, 2025. On May 5, 2025, we acquired certain assets primarily related to Cardionomic’s CPNS System, which were deemed to be IPR&D assets with no alternative future use. Accordingly, we recognized $1.9 million, consisting of $0.3 million in stock consideration, $1.3 million in note payable, and $0.3 million in direct transaction costs, as acquired in-process research and development in the condensed consolidated statements of operations for the three and six months ended June 30, 2025.

Change in fair value of royalties payable due to related parties

At each reporting period, the fair value of the royalties payable due to related parties is calculated using the discounted cash flow method. The increase of $0.2 million and $1.2 million in the change in fair value of royalties payable due to related parties for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, is primarily due to additional future estimated royalty payments of $0.9 million related to sales of the LockeT device. Since the United States Patent and Trademark Office approved a US patent for the LockeT device in April 2025, in line with the Royalty Agreement, the Company is obligated to pay an additional royalty equal to 2% of net sales of LockeT devices. This increase is partially offset by a decrease in the discount rate used in the discounted cash flow method, which decreased by 5.5% from 26.0% at June 30, 2024 to 20.5% at June 30, 2025.

Other income (expense), net

The decrease in other income (expense), net of $56 thousand for the three months ended June 30, 2025, as compared to the corresponding period in the prior year primarily relates to an increase in interest expense of $62 thousand partially offset by the change in fair value of trading debt securities of $10 thousand. During the three months ended June 30, 2025, we incurred interest expense of $19 thousand in connection with the note payable issued by Cardionomix on May 5, 2025, and $45 thousand in connection with the Related Party Notes issued by us throughout June and July 2024. During the three months ended June 30, 2024, we only incurred $4 thousand in interest expense in connection with the Related Party Notes. The change in fair value of trading debt securities relates to the QHSLab Notes, which were received as consideration for the Series B Convertible Preferred Stock and Series L Warrants issued on May 12, 2025.

The decrease in other income (expense), net of $114 thousand for the six months ended June 30, 2025, as compared to the corresponding period in the prior year primarily relates to an increase in interest expense of $108 thousand and a decrease in interest income of $19 thousand, partially offset by an increase of $10 thousand in change in fair value of trading debt securities. The increase in interest expense primarily relates to the note payable issued by Cardionomix and the Related Party Notes, which incurred $19 thousand and $90 thousand in interest expense during the six months ended June 30, 2025 as compared to $0 and $4 thousand in the corresponding period in the prior year. The decrease in interest income primarily relates to lower gains in marketable securities recorded under cash and cash equivalents in the condensed consolidated balance sheets. As noted above, the change in fair value of trading debt securities relates to financial instruments acquired during the six months ended June 30, 2025, which did not exist in the corresponding period in the prior year.

Income tax benefit

The increase in income tax benefit of approximately $1.0 million and $1.7 million for the three and six months ended June 30, 2025 as compared to the corresponding periods in the prior year relates to an increase in net operating losses that are not subject to limitations under Section 382 of the Internal Revenue Code.

Liquidity and capital resources

As of June 30, 2025, we had cash and cash equivalents of $0.8 million and an accumulated deficit of $301.5 million. For the six months ended June 30, 2025, net cash used by operating activities was $4.6 million. We have incurred recurring net losses from operations and negative cash flows from operating activities since inception.

On May 12, 2025, we raised gross proceeds of $1.5 million in cash and acquired $0.9 million in trading debt securities, before deducting placement agent fees and offering expenses of $0.4 million, in connection with the May 2025 PIPE Financing. Through June 30, 2025, we raised gross proceeds of $1.7 million, before deduction of commissions and offering expenses of $0.2 million, in connection with the ATM. See Note 11, Equity Offerings in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on the financing events.

We expect operating losses and negative cash flows to continue for the foreseeable future until our sales and gross profit increase sufficiently to cover our operating expenses.  We expect our current operating expenses to remain relatively fixed. We believe that our current cash on hand of $978 thousand as of  August 5, 2025 will not be sufficient to fund our current operations, including without limitation, to repay our outstanding short-term notes that will become due and payable on January 31, 2026. Because expected revenues are not adequate to fund our anticipated operating costs and liabilities beyond such point, we expect the need for additional financing sometime prior to the end of the current quarter. We are currently evaluating potential means of raising cash, including the continuation of our at the market offering registered with the Securities and Exchange Commission, as well as through future debt and equity financing transactions to fund our operations and pay our debts as they come due. If we are unable to do so, we will be required to reduce our spending rate to align with expected revenue levels and cash reserves, although there can be no guarantee that we will be successful in doing so. If we are unable to do so, we will be required to suspend a portion or all of our operations and/or potentially seek relief from our creditors. We may not be able to secure financing in a timely manner or on favorable terms, if at all. On August 7, 2025, we filed a prospectus supplement that will allow us to sell up to $1.5 million additional shares in our ATM offering; however, there is no guarantee that market conditions will allow us to sell enough common stock to raise this amount at prices that we consider adequate.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the condensed consolidated financial statements for the quarter ended June 30, 2025 are issued. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows for the Six Months Ended June 30, 2025 and 2024 (in thousands)

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(4,601)	$(3,639)
Investing activities	(23)	(67)
Financing activities	2,589	157
Net change in cash and cash equivalents	$(2,035)	$(3,549)

Net cash used in operating activities

During the six months ended June 30, 2025, net cash used in operating activities of $4.6 million primarily related to the net loss of $9.5 million. This was partially offset by non-cash adjustments related to change in fair value of royalties payable due to related parties of $2.8 million, acquired in-process research and development of $2.0 million, and depreciation and amortization of $1.1 million.

During the six months ended June 30, 2024, net cash used in operating activities of $3.6 million related to the net loss of $6.9 million, partially offset by an increase in operating assets and liabilities of $0.6 million and non-cash adjustments primarily consisting of change in fair value of royalties due to related parties of $1.6 million and depreciation and amortization of $1.0 million.

Net cash used in investing activities

During the six months ended June 30, 2025, net cash used in investing activities of $23 thousand consisted of purchases of property and equipment of $17 thousand, and purchases of acquired in-process research and development of $6 thousand.

During the six months ended June 30, 2024, net cash used in investing activities of $67 thousand consisted of purchases of property and equipment.

Net cash provided by financing activities

During the six months ended June 30, 2025, net cash used in financing activities of $2.6 million consisted of net proceeds from issuance of common stock and other equity-classified instruments, partially offset by $0.1 million in payments on notes payable.

During the six months ended June 30, 2024, net cash used in financing activities of $0.2 million primarily consisted of proceeds from notes payable due to related parties of $0.7 million, partially offset by payments on deferred financing costs of $0.3 million and payments on notes payable of $0.2 million.

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

The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We regularly evaluate estimates and assumptions related to asset acquisitions, including the provisions for legal contingencies, income taxes, deferred income tax asset valuation allowances, royalties payable due to related parties, trading debt securities, share based compensation, evaluation of impairment of long-lived assets, valuation of long-lived assets and their associated estimated useful lives, and revenues. Our estimates are based on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

We believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Accounting for long-lived assets - estimated useful lives

Intangible assets acquired from business combinations are initially measured at their estimated fair values and are then amortized on a straight-line basis over their estimated useful lives. Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of the amortizing intangible assets should be revised and adjusted, if necessary.

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

Trading Debt Securities

The Company holds Level 3 trading debt securities that are measured at fair value with changes in fair value recognized in earnings. Because there is no observable market for these notes and their fair value depends on multiple, significant unobservable inputs, determining fair value requires significant judgment and could materially affect the Company’s results of operations. The fair value of the trading debt securities is determined using a probability weighted expected return model (“PWER model”) that values the trading debt securities based on the discounted cash flows of two potential settlement outcomes: (i) the trading debt securities will be converted into and settled in shares of common stock of QHSLab, Inc. and (ii) the trading debt securities’ principal and accrued interest will be paid. Aside from the probability of the two potential settlement outcomes, the fair value measurement incorporates several significant unobservable inputs, including the recovery rate, simulated conversion price, credit-risk adjusted discount rate, expected equity volatility, and expected term.

Royalties payable

The Company is obligated to pay royalties related to the sales of LockeT and AMIGO System under various royalty agreements executed by Old Catheter. The Company recognizes a liability for royalty fees incurred and payable based on actual sales of products under current portion of royalties payable due to related parties in the condensed consolidated balance sheets. The Company recognizes a liability for future, estimated royalty payments at fair value under current portion of royalties payable due to related parties and royalties payable due to related parties in the condensed consolidated balance sheets. The royalties payable due to related parties is remeasured at each reporting period.

The fair value measurement of royalties payable due to related parties includes significant unobservable inputs that are not supported by any market data. Royalties payable due to related parties equals the present value of estimated future royalty payments. The Company applies an internally developed, revenue adjusted discount rate (“RADR”) to discount back the forecasted royalty payments. The RADR is based on the Company’s weighted average cost of capital (“WACC”) adjusted for the product revenue’s risk profile. The risk-free rate used to determine the cost of equity for the RADR is adjusted to be commensurate with the term of the royalty agreements. Furthermore, the Beta and Risk Premium used to determine the cost of equity are also adjusted to reflect the product revenue's volatility. All other inputs for the RADR and the Company’s WACC are the same.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman of the Board and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2025. Our objective in designing our disclosure controls and procedures is that they provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, due to the existence of the material weaknesses found in our internal controls over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. As disclosed in our Form 10-K for the year ended December 31, 2024, for the reasons set forth therein, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified material weaknesses in internal control over financial reporting related to our control environment that existed as of June 30, 2025, as described below.  Specifically, we identified material weaknesses with respect to (1) the lack of segregation of duties, (2) the lack of designed and operating review controls with respect to oversight of the financial reporting process, and (3) review of work performed by service providers with regards to (i) management's provision of inputs for valuations to a third-party provider and (ii) the Section 382 calculation in the tax provision in that the Company's provision did not reference the correct dates when determining ownership changes resulting in material changes in the amount of expiring net operating losses available to be utilized. Notwithstanding the identified material weaknesses, management believes that the Financial Statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations, shareholders’ equity and cash flows as of and for the periods presented.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously Reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1*	Asset Purchase Agreement dated April 22, 2025 by and between the Company and Cardionomic (assignment for the benefit of creditors), LLC

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 11/16/20)	8-K	001-38677	3.1	11/17/2020

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 09/30/22)	8-K	001-38677	3.1	9/20/2022

3.1.3A	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (filed 08/01/23, effective 08/17/23)	8-K	001-38677	3.1	8/4/2023

3.1.3B	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed 07/11/2024, effective 07/15/2024)	8-K	001-38677	3.1	7/12/2024

3.1.3C	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 1/13/2025)	10-K	001-38677	3.1	3/31/2025

3.1.4	Certificate of Designation of Series X Convertible Preferred Stock.	8-K	001-38677	3.1	1/13/2023

3.1.5	Certificate of Designation of Series A Preferred Stock.	8-K	001-38677	3.2	1/13/2023

3.1.6	Certificate of Designation of Series B Preferred Stock.	8-K	001-38677	3.1	5/13/2025

3.2.1	Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.2	10/1/2018

3.2.2	Amendment to Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.1	8/17/2022

4.1	Specimen common stock certificate of the Registrant.	S-1	333-226191	4.1	7/16/2018

4.10	Form of Series B Warrant offered in February 2022.	S-1/A	333-262195	4.9	2/3/2022

4.11	Form of Series C Warrant issued in July 2022	8-K	001-38677	4.1	7/22/2022

4.12	Warrant Agency Agreement, dated February 8, 2022, by and between the Registrant and American Stock & Trust Company LLC.	8-K	001-38677	4.4	2/9/2022

4.12.1	Amendment No. 1, dated July 22, 2022, to February 8, 2022 Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC.	10-Q	001-38677	4.7	8/15/2022

4.17	Form of Series I common stock Warrant issued September 2024	8-K	001-38677	4.2	9/6/2024

4.18	Form of Series J common stock Warrant issued September 2024	8-K	001-38677	4.3	9/6/2024

4.20	Form of Series K Warrant issued October 2024	8-K	001-38677	4.1	10/25/2024

4.21	Form of Placement Agent Warrant offered in October 2024	8-K/A	001-38677	4.2	11/4/2024

4.22	Form of Underwriters' Warrant offered in September 2024	S-1	333-279930	4.17	6/26/2024

4.23	Form of Warrant Agency Agreement dated as of September 3, 2024 entered into by and between the Registrant and Equiniti Trust Company, LLC	8-K	001-38677	4.5	9/6/2024

4.24	Form of Series L Warrant offered in May 2025.	8-K	001-38677	4.1	5/13/2025

10.1*	Amendment to Investment Banking Agreement dated as of April 16, 2025 entered into by and between the Company and Ladenburg Thalmann & Co. Inc.

10.2	At the Market Offering Agreement dated as of May 19, 2025 entered into by and between the Company and Ladenburg Thalmann & Co. Inc.	8-K	001-38677	10.1	5/19/2025

10.3	Securities Purchase Agreement dated May 12, 2025	8-K	001-38677	10.1	5/13/2025

10.4	Registration Rights Agreement dated May 12, 2025	8-K	001-38677	10.2	5/13/2025

10.5	Assignment Agreement dated May 12, 2025	8-K	001-38677	10.3	5/13/2025

10.6*	Investment Banking Agreement dated February 11, 2025 entered into by and between the Company and Ladenburg Thalmann & Co. Inc.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*@	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*@	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

CATHETER PRECISION, INC. (Registrant)

Date: August 11, 2025	By:	/s/ David A. Jenkins
David A. Jenkins Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Philip Anderson
Philip Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)