Form 10-Q
period 2025-09-30
Catheter Precision, Inc.
filed 2025-11-13
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of the close of business on November 7, 2025, the registrant had 1,668,375 shares of common stock, par value $0.0001 per share, outstanding.

CATHETER PRECISION, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATHETER PRECISION, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,075	$2,873
Trading debt securities	981	—
Accounts receivable, net	123	70
Inventories	34	33
Prepaid expenses and other current assets	254	316
Total current assets	2,467	3,292
Property and equipment, net	72	91
Operating lease right-of-use assets, net	184	105
Intangible assets, net	22,742	24,274
Other non-current assets	8	8
TOTAL ASSETS	$25,473	$27,770
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,079	$230
Accrued expenses	1,563	1,548
Short-term notes payable	—	177
Current portion of notes payable due to related parties	1,696	—
Short-term notes payable of variable interest entities due to related parties	303	—
Current portion of royalties payable due to related parties	613	177
Current portion of operating lease liabilities	71	98
Total current liabilities	5,325	2,230
Royalties payable due to related parties	10,743	9,068
Operating lease liabilities	114	13
Notes payable of variable interest entities, net of discount	1,297	—
Notes payable due to related parties	—	1,561
Deferred tax liability	1,545	3,141
Total liabilities	19,024	16,013
Commitments and Contingencies (see Note 16)
Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.0001 par value, 7,203 shares designated; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Series B Convertible Preferred Stock, $0.0001 par value, 3,000 shares designated; 2,229 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Series X Convertible Preferred Stock, $0.0001 par value, 15,404 shares designated; 12,656 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 60,000,000 shares authorized; 1,647,105 and 421,296 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	310,539	304,109
Accumulated deficit	(303,757)	(292,352)
Total stockholders' equity attributable to Catheter Precision, Inc.	6,782	11,757
Non-controlling interest	(333)	—
Total stockholders' equity	6,449	11,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,473	$27,770

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$226	$96	$581	$271
Cost of revenues	18	10	43	31
Gross profit	208	86	538	240
Operating expenses
Selling, general and administrative	2,953	2,882	9,319	8,251
Research and development	276	63	534	181
Acquired in-process research and development	—	—	1,967	—
Total operating expenses	3,229	2,945	11,820	8,432
Operating loss	(3,021)	(2,859)	(11,282)	(8,192)
Other income (expenses), net
Interest income	10	7	31	47
Interest expense	(35)	—	(61)	(4)
Interest expense due to related parties	(48)	(32)	(138)	(36)
Change in fair value of royalties payable due to related parties	726	(1,233)	(2,104)	(2,823)
Change in fair value of trading debt securities	107	—	117	—
Other expenses, net	(5)	(3)	(6)	(7)
Total other income (expenses), net	755	(1,261)	(2,161)	(2,823)
Loss from operations before income tax benefit (provision)	(2,266)	(4,120)	(13,443)	(11,015)
Income tax benefit (provision)	(78)	—	1,596	—
Net loss	(2,344)	(4,120)	(11,847)	(11,015)
Less: Net loss attributable to non-controlling interest	(93)	—	(442)	—
Net loss attributable to Catheter Precision, Inc.	$(2,251)	$(4,120)	$(11,405)	$(11,015)
Net loss per share attributable to Catheter Precision, Inc., basic and diluted	$(1.70)	$(38.17)	$(13.02)	$(176.27)
Weighted-average common shares used in computing net loss per share, basic and diluted	1,320,554	107,952	875,627	62,488

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(Unaudited)

											Total
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Catheter Precision Inc. Stockholders'	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2024	—	$—	—	$—	12,656	$—	421,296	$—	$304,109	$(292,352)	$11,757	$—	$11,757
Stock-based compensation	—	—	—	—	—	—	—	—	91	—	91	—	91
Issuance of common stock for vested restricted stock awards	—	—	—	—	—	—	2,631	—	—	—	—	—	—
Issuance of common stock for asset acquisition (see Note 14)	—	—	—	—	—	—	14,473	—	113	—	113	—	113
Issuance of common stock upon release of Prepaid Series Warrants (see Note 11)	—	—	—	—	—	—	49,421	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(4,045)	(4,045)	—	(4,045)
Balance at March 31, 2025	—	—	—	—	12,656	—	487,821	—	304,313	(296,397)	7,916	—	7,916
Stock-based compensation	—	—	—	—	—	—	—	—	98	—	98	—	98
Issuance of common stock for vested restricted stock awards	—	—	—	—	—	—	2,632	—	—	—	—	—	—
Issuance of common stock for asset acquisition (see Note 14)	—	—	—	—	—	—	52,631	—	280	—	280	—	280
Issuance of common stock upon release of Prepaid Series Warrants (see Note 11)	—	—	—	—	—	—	113,526	—	—	—	—	—	—
Issuance of preferred stock and warrants under the May 2025 PIPE Financing, net of issuance costs	—	—	3,000	—	—	—	—	—	2,034	—	2,034	—	2,034
Issuance of common stock upon the ATM Offering, net of issuance costs	—	—	—	—	—	—	220,185	—	1,570	—	1,570	—	1,570
Conversion of preferred stock	—	—	(771)	—	—	—	115,913	—	—	—	—	—	—
Issuance of VIE shares to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	109	109
Net loss	—	—	—	—	—	—	—	—	—	(5,109)	(5,109)	(349)	(5,458)
Balance at June 30, 2025	—	—	2,229	—	12,656	—	992,708	—	308,295	(301,506)	6,789	(240)	6,549
Stock-based compensation	—	—	—	—	—	—	—	—	70	—	70	—	70
Issuance of common stock for vested restricted stock awards	—	—	—	—	—	—	6,000	—	—	—	—	—	—
Issuance of common stock upon the ATM Offering, net of issuance costs	—	—	—	—	—	—	648,397	—	2,174	—	2,174	—	2,174
Net loss	—	—	—	—	—	—	—	—	—	(2,251)	(2,251)	(93)	(2,344)
Balance at September 30, 2025	—	$—	2,229	$—	12,656	$—	1,647,105	$—	$310,539	$(303,757)	$6,782	$(333)	$6,449

											Total
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Catheter Precision Inc. Stockholders'	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2023	4,578	$—	—	$—	12,656	$—	36,993	$—	$296,902	$(275,709)	$21,193	$—	$21,193
Stock-based compensation	—	—	—	—	—	—	—	—	6	—	6	—	6
Conversion of Series A Convertible Preferred Stock	(875)	—	—	—	—	—	2,877	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(2,675)	(2,675)	—	(2,675)
Balance at March 31, 2024	3,703	—	—	—	12,656	—	39,870	—	296,908	(278,384)	18,524	—	18,524
Stock-based compensation	—	—	—	—	—	—	—	—	13	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	—	(4,220)	(4,220)	—	(4,220)
Balance at June 30, 2024	3,703	—	—	—	12,656	—	39,870	—	296,921	(282,604)	14,317	—	14,317
Issuance of common stock and other equity-classified contracts from September 2024 Public Offering, net of issuance costs	—	—	—	—	—	—	42,415	—	2,612	—	2,612	—	2,612
Issuance of common stock upon exercise of Pre-Funded Warrants (see Note 11)	—	—	—	—	—	—	87,261	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(3,703)	—	—	—	—	—	12,177	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	17	—	17	—	17
Net loss	—	—	—	—	—	—	—	—	—	(4,120)	(4,120)	—	(4,120)
Balance at September 30, 2024	—	$—	—	$—	12,656	$—	181,723	$—	$299,550	$(286,724)	$12,826	$—	$12,826

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,847)	$(11,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,588	1,578
Stock-based compensation	259	36
Change in fair value of royalties payable due to related parties	2,104	2,823
Change in fair value of trading debt securities	(117)	—
Deferred income tax benefit	(1,596)	—
Acquired in-process research and development	1,967	—
Amortization of discount on note payable	27	—
Changes in operating assets and liabilities:
Accounts receivable	(53)	30
Inventories	(21)	(7)
Prepaid expenses and other current assets	62	108
Operating lease right-of-use assets and lease liabilities	(5)	(1)
Current portion of royalties payable due to related parties	7	17
Accounts payable	664	244
Accrued expenses	15	(236)
Interest payable due to related parties	138	16
Interest accrued on notes payable of variable interest entities	24	—
Net cash used in operating activities	(6,784)	(6,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of acquired in-process research and development	(34)	—
Purchases of property and equipment	(17)	(67)
Net cash used in investing activities	(51)	(67)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B Convertible Preferred Stock and other equity-classified warrants, net of issuance costs	1,170	—
Proceeds from issuance of common stock and other equity-classified contracts from the September 2024 Public Offering, net of issuance costs	—	2,612
Proceeds from issuance of common stock under ATM, net of issuance costs	3,744	—
Proceeds from notes payable due to related parties	300	1,500
Payments on notes payable	(177)	(184)
Proceeds from notes payable	—	249
Net cash provided by financing activities	5,037	4,177
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,798)	(2,297)
CASH AND CASH EQUIVALENTS, beginning of period	2,873	3,565
CASH AND CASH EQUIVALENTS, end of period	$1,075	$1,268
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6	$25
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Property and equipment reclassified from inventories	$20	$19
Note payable of variable interest entities issued in connection with an asset acquisition	$1,246	$—
Fair value of common stock issued in connection with asset acquisitions	$393	$—
Consideration for asset acquisition included in accounts payable	$185	$—
Consideration for asset acquisition included in non-controlling interest	$109	$—
Fair value of trading debt securities obtained as consideration for the Series B Convertible Preferred Stock and other equity-classified warrants	$864	$—
Operating right-of-use asset obtained in exchange for new operating lease liabilities	$142	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Nature of Operations

The Company

Catheter Precision, Inc. ("Catheter" or the "Company”) was incorporated in California on September 4, 2002, and reincorporated in Delaware in July 2018.

On January 9, 2023, Catheter entered into the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Catheter Precision, Inc. (“Old Catheter”), a privately held Delaware corporation. Under the terms of the Merger Agreement, Old Catheter became a wholly owned subsidiary of Catheter, together referred to as the Company, in a stock-for-stock merger transaction (the "Merger"). The Company’s current operating activities primarily relate to Old Catheter’s historical business, which comprises the design, manufacture and sale of new and innovative medical technologies in the field of cardiac electrophysiology (“EP”).

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

The Company’s second primary product, LockeT® (“LockeT”), is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure and is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently. In addition, LockeT is a sterile, Class I product that was registered with the FDA in February 2023, at which time initial shipments began to distributors. Clinical studies for LockeT began during the year ended December 31, 2023. These studies are planned to show the product’s effectiveness and benefits, including faster wound closure and patient ambulation/discharge, potentially resulting in higher procedural volumes and lower costs for the healthcare provider and/or insurance payor. This information is intended to provide crucial data that will improve marketability by establishing the effectiveness of the medical device and a competitive advantage. The Company recorded its first commercial sale of LockeT to distributors in May 2024. In April 2025, a U.S. patent for the product was granted by the United States Patent and Trademark Office. In April 2025, the Company also obtained the CE Mark approval for LockeT, permitting the marketing and sale of LockeT in the European Union, Switzerland and Turkey. Since receipt of the CE Mark, the Company has signed agreements with new distributors in the United Kingdom, Italy, Spain, Portugal, Switzerland, the Middle East, South Africa and Brunei.

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

On May 5, 2025, Cardionomix acquired certain assets primarily related to Cardionomics' Cardiac Pulmonary Nerve Stimulation (“CPNS”) System, which is a novel technology for the late-stage treatment of acute decompensated heart failure. The CPNS System consists of electrical simulation via a temporary catheter inserted into the pulmonary artery that targets the root cause of heart failure by stimulating the autonomic cardiac nerves to restore autonomic balance. The CPNS System has not yet left the development stage or been submitted for regulatory approval.

On June 20, 2025, the Company formed a new subsidiary, KardioNav, Inc. ("KardioNav"), to pursue the advancement, development, and commercialization of electrophysiology mapping technologies. The Company assigned certain intellectual property related to the VIVO System which it is not currently developing to KardioNav, while Chelak iECG ("Chelak"), an unrelated third party, assigned certain intellectual property related to technology designed to interface with implanted cardiac devices to facilitate improved pre-ablation mapping and localization of arrhythmogenic tissue. The intellectual property assigned by Chelak consisted solely of patents and related know-how at a conceptual stage, the development of which has not yet been advanced into a developed technology or product. KardioNav intends to integrate the Company’s VIVO mapping intellectual property with Chelak’s patents to develop a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. Research and development activities in animals and humans commenced during September 2025.

The Company owns 57% of KardioNav's issued and outstanding common stock, while Chelak owns 33% of the subsidiary's issued and outstanding common stock. The Company's Chief Executive Officer and Chairman of the Board of Directors and certain of his affiliates own the remaining 10% of the subsidiary's issued and outstanding common stock.

Reverse Stock Split

On January 13, 2025, at a Special Meeting of Stockholders of the Company, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company, which included an increase in the authorized capital stock to 70 million shares, consisting of 60 million shares of common stock and 10 million shares of preferred stock.  The amendment was effected on January 13, 2025.  On October 10, 2025, at a Special Meeting of Stockholders of the Company, the stockholders approved an additional amendment to the Amended and Restated Certificate of Incorporation of the Company, which included an increase in the authorized capital stock to 510 million shares, consisting of 500 million shares of common stock and 10 million shares of preferred stock.  The amendment was effected on October 17, 2025.

On July 25, 2025, at the annual meeting of stockholders of the Company, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Amendment”) to effect a reverse stock split within specified parameters. The Board approved the Amendment and set the ratio of the reverse stock split at 1-for-19. The Amendment was effective August 15, 2025, effecting a reverse stock split in which each nineteen (19) shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time, automatically combined into one (1) validly issued, fully paid and non-assessable share of the Company’s common stock, par value $0.0001 per share.

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

The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. For the nine months ended September 30, 2025, the Company incurred $11.8 million in net losses and used $6.8 million in cash for operating activities. As of September 30, 2025, the Company had an accumulated deficit of $303.8 million, working capital deficit of $2.9 million, and cash and cash equivalents of $1.1 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future. The Company needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its research, development, and commercial operations. On May 12, 2025, the Company entered into a Securities Purchase Agreement for a private placement with three institutional investors. Pursuant to the Securities Purchase Agreement, the Company sold an aggregate of (i) 1,500 PIPE Units and (ii) 1,500 additional shares of a new series of the Company's preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share. Each PIPE Unit consisted of (i) one share of Series B Convertible Preferred Stock and (ii) Series L Warrants to purchase approximately 150 shares of common stock at an exercise price of $9.50 per share. As consideration for the PIPE Units and Series B Convertible Preferred Stock, the Company collected $1.5 million in cash and two secured Convertible Promissory Notes of QHSLab, Inc. (the “QHSLab Notes”), previously held by one of the investors, before deducting placement agent fees and offering expenses of $0.4 million (see Note 11, Equity Offerings). On May 19, 2025, the Company entered into an At Market Offering Agreement (the “ATM Agreement”) and, through September 30, 2025, issued 868,582 shares of common stock under the ATM Agreement in exchange for gross proceeds of $4.0 million before deduction of commissions and offering expenses of $0.3 million.

Management estimates that based on the Company’s liquidity resources and currently anticipated expenses, if it is unable to secure additional financing it will be unable to fund planned expenditures and meet obligations through the end of the fourth quarter 2025, and there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the Company continuing to operate in the normal course of business and do not reflect any adjustments to the assets and liabilities related to the substantial doubt of its ability to continue as a going concern.

Management plans to raise additional capital through public or private equity or debt financing, or other innovative and specialty finance strategies such as crypto asset treasury policy, in order to fulfill its operating and capital requirements for at least 12 months from the date of the issuance of the unaudited condensed consolidated financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements are based upon a number of estimates including, but not limited to, the allowance for credit losses, evaluation of impairment of long-lived assets, valuation of long-lived assets and their associated estimated useful lives, reserves for warranty costs, evaluation of probable loss contingencies, fair value of royalties payable due to related parties, fair value of contingent consideration recorded in connection with an asset acquisition, fair value of trading debt securities, fair value of warrants issued, and fair value of equity awards granted.

Concentrations of Credit Risk

The Company's financial instruments held during the nine month periods ended September 30, 2024 and September 30, 2025 that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company generally maintains cash and cash equivalent balances in various operating accounts at financial institutions with high quality credit ratings in amounts in excess of federally insured limits of $250,000. As of September 30, 2025, the Company had deposits in financial institutions in excess of federally insured limits of $0.8 million. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to significant or unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other hedging arrangements.

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated balance sheets. The Company does not require collateral from its customers to secure accounts receivable.

The Company had 4 and 2 customers that individually accounted for 10% or more of total revenues included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. 4 customers represented 25%, 14%, 13% and 10% of total revenues for the three months ended September 30, 2025 and 2 customers represented 33% and 13% of total revenues for the nine months ended September 30, 2025. The Company had 3 and 5 customers that individually accounted for more than 10% of total revenues for the three and nine months ended September 30, 2024, respectively.  3 customers represented 38%, 36%, and 16% of total revenues for the three months ended September 30, 2024 and 5 customers represented 30%, 24%, 12%, 10% and 10% of total revenues for the nine months ended September 30, 2024.

The Company had 3 vendors that individually accounted for 10% or more of accounts payable included in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. 3 vendors represented 55%, 16% and 10% of accounts payable as of September 30, 2025 and 3 vendors represented 28%, 18% and 15% of accounts payable as of December 31, 2024.

The Company had 3 and 4 customers that individually accounted for more than 10% of total accounts receivable included in the condensed consolidated balance sheets as of  September 30, 2025 and December 31, 2024, respectively. 3 customers represented 24%, 23% and 22% of accounts receivable as of  September 30, 2025 and 4 customers represented 46%, 19%, 16% and 13% of accounts receivable as of   December 31, 2024.

The Company is not dependent on any single supplier for critical components.

Reclassifications

Certain prior period financial statement amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the Company's previously reported results of operations or accumulated deficit. In the current period, the Company (i) presents royalty fees incurred and payable based on actual sales of products as well as future estimated royalty payments payable within the next 12 months under current portion of royalties payable due to related parties in the condensed consolidated balance sheets, (ii) interest payable due to related parties and notes payable due to related parties is aggregated and presented as notes payable due to related parties in the condensed consolidated balance sheets, (iii) current portion of interest payable due to related parties and current portion of notes payable due to related parties is aggregated and presented as current portion of notes payable due to related parties in the condensed consolidated balance sheets and (iv) separately discloses interest expense due to related parties in the condensed consolidated statements of operations. For comparative purposes, amounts in the prior periods have been reclassified to conform to current period presentations.

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

The following table summarizes segment revenues and significant segment expenses included in the measure of segment profit or loss (consolidated net loss) reviewed by the CODM (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$226	$96	$581	$271
Less:
Cost of revenues	18	10	43	31
Acquired in-process research and development expense	—	—	1,967	—
Depreciation and amortization expense	528	530	1,588	1,578
Stock-based compensation expense	70	17	259	36
Salaries and benefits expense	1,027	1,236	3,651	2,957
Professional fees	582	373	1,626	1,419
Research and development expense	276	63	534	181
Interest income	(10)	(7)	(31)	(47)
Interest expense	83	32	199	40
Change in fair value of royalties payable due to related parties	(726)	1,233	2,104	2,823
Change in fair value of trading debt securities	(107)	—	(117)	—
Income tax benefit	78	—	(1,596)	—
Other segment items (1)	751	729	2,201	2,268
Segment net loss	(2,344)	(4,120)	(11,847)	(11,015)

Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(2,344)	$(4,120)	$(11,847)	$(11,015)

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

Cash equivalents, prepaid expenses, accounts receivable, accounts payable, and accrued expenses are reported on the condensed consolidated balance sheets at carrying value, which approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company's short-term notes payable and notes payable due to related parties approximate the instruments' fair values due to the short-term maturities of these debt instruments. Similarly, the carrying value of the notes payable of variable interest entities approximates its fair value due to the associated effective interest rate of the debt instrument.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments (in thousands):

		September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual funds	$900	$900	$—	$—
Money market funds	123	123	—	—
Trading debt securities	981	—	—	981
Total assets	$2,004	$1,023	$—	$981

Liabilities:
Current portion of royalties payable due to related parties	$574	$—	$—	$574
Royalties payable due to related parties	10,743	—	—	10,743
Total liabilities	$11,317	$—	$—	$11,317

		December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual funds	$2,803	$2,803	$—	$—
Money market funds	12	12	—	—
Total assets	$2,815	$2,815	$—	$—

Liabilities:
Current portion of royalties payable due to related parties	$145	$—	$—	$145
Royalties payable due to related parties	9,068	—	—	9,068
Total liabilities	$9,213	$—	$—	$9,213

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

The fair value of trading debt securities includes assumptions that are both significant and unobservable. The fair value of the trading debt securities is determined using a probability weighted expected return model (“PWER model”) that values the trading debt securities based on the discounted cash flows of two potential settlement outcomes: (i) the trading debt securities will be converted into and settled in shares of common stock of QHSLab, Inc. and (ii) the trading debt securities’ principal and accrued interest will be paid in cash. Aside from the probability of the two potential settlement outcomes, the fair value measurement incorporates several significant unobservable inputs, including the recovery rate, simulated conversion price, credit-risk adjusted discount rate, expected equity volatility, and expected term for conversion and for payment.

The following tables summarize the significant unobservable inputs used in the fair value measurement of Level 3 instruments:

September 30, 2025
Instrument	Valuation Technique	Unobservable Input	Input Range
Royalties payable due to related parties	Discounted future cash flows	Revenue adjusted discount rate	19.5%
Trading debt securities	Probability weighted expected return	Recovery rate	60.0%
		Simulated conversion price	$0.67
		Credit risk-adjusted discount rate	11.5%
		Expected equity volatility	90%
		Probability of conversion	25.8%
		Probability of payment	74.2%
		Expected term for conversion (years)	1.8
		Expected term for payment (years)	5.0

December 31, 2024
Instrument	Valuation Technique	Unobservable Input	Input Range
Royalties payable due to related parties	Discounted future cash flows	Revenue adjusted discount rate	22.5%

The table below summarizes the change in fair value of royalties payable due to related parties and trading debt securities for the three and nine months ended September 30, 2025 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Royalties Payable due to Related Parties	Trading Debt Securities
Balance at January 1, 2025	$9,213	$—
Change in fair value	1,163	—
Balance at March 31, 2025	10,376	—
Purchased	—	864
Change in fair value	1,667	10
Balance at June 30, 2025	12,043	874
Change in fair value	(726)	107
Balance at September 30, 2025	$11,317	$981

The table below summarizes the change in fair value of royalties payable due to related parties and trading debt securities for the three and nine months ended September 30, 2024 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Royalties Payable due to Related Parties	Trading Debt Securities
Balance at January 1, 2024	$6,974	$—
Change in fair value	86	—
Balance at March 31, 2024	7,060	—
Change in fair value	1,504	—
Balance at June 30, 2024	8,564	—
Change in fair value	1,233	—
Balance at September 30, 2024	$9,797	$—

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

Changes in the estimated collectability of accounts receivable are recorded in the condensed consolidated statements of operations in the period in which the estimate is revised. Accounts receivable are written off as uncollectible after all means of collection are exhausted. Any subsequent recoveries are credited to the allowance for credit losses. As of  September 30, 2025 and December 31, 2024, the allowance for credit losses related to accounts receivable was immaterial.

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

Royalties Payable Due to Related Parties

The Company is obligated to pay royalties related to the sales of LockeT and AMIGO System under various royalty agreements executed by Old Catheter. The Company recognizes a liability for royalty fees incurred and payable based on actual sales of products under current portion of royalties payable due to related parties in the condensed consolidated balance sheets. The Company recognizes a liability for future, estimated royalty payments at fair value under current portion of royalties payable due to related parties in the condensed consolidated balance sheets if it is payable within the next 12 months and under royalties payable due to related parties in the condensed consolidated balance sheets if it is payable 12 months after the balance sheet date. The royalties payable due to related parties is remeasured at each reporting period. Changes in fair value of royalties payable due to related parties are recorded on the condensed consolidated statements of operations in the period in which they occur. See Note 8, Royalties Payable for additional information.

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

Assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development (“IPR&D”) in the condensed consolidated balance sheets. Acquired IPR&D that has no alternative future use as of the acquisition date is recognized as acquired-in-process research and development expense in the condensed consolidated statements of operations as of the acquisition date.

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

Debt Securities

Debt securities consist of the QHSLab Notes, which were received as partial consideration for the PIPE Units and Series B Convertible Preferred Stock issued by the Company under the May 2025 PIPE Financing (see Note 11, Equity Offerings for further details). One QHSLab Note was originally issued on  August 10, 2021 with a principal amount of $806 thousand, a maturity date of  August 10, 2022, an interest rate of 5% per annum, a default interest rate of 18%, and a conversion rate of 20 cents per share of common stock of QHSLab, Inc. (“QHSLab”) ("2021 Note").  The second QHSLab Note was originally issued on  July 19, 2022 with a principal amount of $440,000, a maturity date of  July 19, 2023, interest rate of 5% per annum, a default interest rate of 18%, and conversion rate of 20 cents per share of common stock of QHSLab (“2022 Note”). Both QHSLab Notes were in default at the date of transfer.

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

Trading debt securities are initially and subsequently measured at fair value in the condensed consolidated balance sheets, with unrealized holding gains and losses included in change in fair value of trading debt securities in the condensed consolidated statements of operations. The QHSLab Notes were valued at $864 thousand at the close of the May 2025 PIPE Financing. The Company recorded unrealized gains of $107 thousand and $117 thousand for the QHSLab Notes for the three and nine months ended September 30, 2025, respectively. The QHSLab Notes were valued at $981 thousand as of September 30, 2025 The QHSLab Notes continue to be in default, such that there can be no assurance that they will be paid in full or at all.

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

Cardionomix

Cardionomix is a legal entity that was solely created to hold the assets of and to clinically develop and commercialize the CPNS System. The Company holds 82% of the voting, common stock, while the Company’s Chief Executive Officer and his affiliates hold 12%, and other third parties hold the remaining 6%. The Company determined that its controlling equity interest represents a variable interest in Cardionomix, which meets the definition of a VIE as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. Furthermore, the Company has determined that it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the VIE’s economic performance through its controlling equity interest. The Company therefore consolidates the results of operations, assets, and liabilities of Cardionomix. The Company did not transfer any assets in exchange for its controlling equity interest in Cardionomix, which did not have any assets or liabilities at formation. Accordingly, the Company did not record any gain or loss upon initial consolidation.

As of September 30, 2025, Cardionomix only had a note payable with a carrying value of  $1.3 million that was issued in May 2025 in connection with the asset acquisition. This note payable is presented under notes payable of variable interest entities, net of discount in the condensed consolidated balance sheets. Cardionomix does not hold any other material assets or liabilities as of September 30, 2025. Creditors of Cardionomix have no recourse to the Company’s general credit and their claims are limited solely to the assets of Cardionomix.

The Company provided financial support to Cardionomix, including the payment of direct transactions costs totaling $0.3 million incurred in connection with the asset acquisition. Unless Cardionomix can obtain its own financing, the Company currently intends, to the extent it is able and otherwise subject to changes in circumstances, to provide financial support to Cardionomix until such time as the CPNS System has been clinically developed and commercialization achieved. Unless commercialization for the CPNS System is achieved, the Company expects to incur additional losses related to Cardionomix.

The minority equity interest holders are presented as non-controlling interests in the accompanying condensed consolidated balance sheets, statements of operations, and statements of stockholders’ equity.

KardioNav

KardioNav is a legal entity that was solely created to hold the assets of and to clinically develop and commercialize certain intellectual property related to new cardiac technology. The Company holds 57% of the voting common stock, while the Company’s Chief Executive Officer and his affiliates hold 10%, and other third parties hold the remaining 33%. The Company determined that its controlling equity interest represents a variable interest in KardioNav, which meets the definition of a VIE as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. Furthermore, the Company has determined that it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the VIE’s economic performance through its controlling equity interest. The Company therefore consolidates the results of operations, assets, and liabilities of KardioNav. The Company assigned certain intellectual property related to the VIVO System to KardioNav, which was accounted for as a common control transaction under ASC 810 and carried at the Company's carrying value at inception. Furthermore, the fair value of the intellectual property assigned by Chelak to KardioNav was deemed to be de minimis as the intellectual property solely consists of patents and related know-how at the conceptual stage. Therefore, the Company recognized no gain or loss upon initial consolidation. Creditors of KardioNav have no recourse to the Company’s general credit and their claims are limited solely to the assets of KardioNav. Unless KardioNav obtains its own financing, the Company currently intends, to the extent it is able and subject to changes in circumstances, to provide financial support to KardioNav, until such time as KardioNav may have successfully completed research and development of its cardiac electrophysiology mapping technologies.

As of September 30, 2025, KardioNav's only assets or liabilities relate to prepaid expenses and other current assets of $138 thousand, accrued expenses of $16 thousand, and notes payable due to related parties with a carrying value of $303 thousand. The notes payable due to related parties are presented under short-term notes payable of variable interest entities due to related parties in the condensed consolidated balance sheets. KardioNav does not hold any other material assets or liabilities.

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

The Company invoices the customer for the VIVO System and related software upgrades after physical possession and control of the VIVO System has been transferred to the customer. Subsequent renewals for software upgrades are invoiced at inception of the renewed term. The timing of payment for the corresponding invoices depends on the credit terms identified in each customer contract. There were no software upgrade services revenues during the nine months ended September 30, 2025 and 2024.

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

Disaggregation of Revenue

The following table summarizes disaggregated product sales by geographic area (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales
US	$172	$62	$480	$129
Europe	54	34	101	142
Total product sales	$226	$96	$581	$271

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net product sales, while all other shipping and handling costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Advertising and Marketing

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Advertising costs were $15 thousand and $148 thousand during the three and nine months ended September 30, 2025, respectively, and $31 thousand and  $127 thousand during the three and nine months ended September 30, 2024, respectively.

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

Stock-based Compensation

The Company recognizes stock-based compensation expense associated with stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) issued to employees, members of the Company’s board of directors and consultants in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company evaluates whether stock-based awards should be classified and accounted for as liability or equity awards on the date of grant. Furthermore, the Company measures all stock-based awards granted based on their fair value on the date of grant. Stock options are measured at fair value using the Black-Scholes option pricing valuation model (the “Black-Scholes model”), which incorporates various assumptions, including expected term, volatility and risk-free interest rate. The expected term of the options is the estimated period of time until exercise and was determined using the SEC’s safe harbor rules, using an average of vesting and contractual terms, as the Company did not have sufficient historical experience of similar awards. Expected stock price volatility is based on historical volatilities of certain “guideline” companies, as the Company does not have sufficient historical stock price data. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term. Stock-based compensation expense for all stock-based awards is recognized over the requisite service period, which is generally the vesting period of the respective stock award. Stock-based compensation expense for stock-based awards with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not probable or is not met, no stock-based compensation expense is recognized, and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

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

On July 4, 2025, the One Big Beautiful Bill Act, was signed into law. The legislation did not have a material impact on our income tax expense for the fiscal quarter ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for 2025.

Basic and Diluted Net Loss per Share

Earnings per share attributable to Catheter Precision, Inc. common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for the holders of the Company’s common shares and participating securities. The Company’s Series A Convertible Preferred Stock, of which no shares were outstanding as of September 30, 2025, Series X Convertible Preferred Stock, Series B Convertible Preferred Stock, and outstanding warrants are participating securities as they contain participating rights in distributions made to common stockholders. Since the participating securities do not include a contractual obligation to share in the losses of the Company, they are not included in the calculation of net loss per share in the periods that have a net loss. In addition, common stock equivalent shares (whether or not participating) are excluded from the computation of diluted loss per share in periods in which they have an anti-dilutive effect on net loss per common share.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to Catheter Precision, Inc. common stockholders, diluted net loss per share attributable to Catheter Precision, Inc. common stockholders is the same as basic net loss per share attributable to Catheter Precision, Inc. common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from outstanding warrants, stock options, non-vested restricted stock awards, Series X Convertible Preferred Stock and Series B Convertible Preferred Stock were anti-dilutive (see Note 10, Net Loss per Share).

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

Note 3. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$23	$18
Finished goods	11	15
Inventories	$34	$33

There were no charges for inventory obsolescence or allowance recorded for the three and nine months ended September 30, 2025 and 2024.

Note 4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Machinery and equipment	$36	$29
Computer hardware and software	38	29
LockeT animation video	29	29
VIVO DEMO/Clinical Systems	121	101
Property and equipment, gross	224	188
Accumulated depreciation	(152)	(97)
Property and equipment, net	$72	$91

Depreciation expense was $17 thousand and $55 thousand for the three and nine months ended September 30, 2025, respectively, and $19 thousand and $45 thousand for the three and nine months ended September 30, 2024, respectively.

Note 5. Intangible Assets

The following table summarizes the Company’s intangible assets as of  September 30, 2025 (in thousands):

	Estimated
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	( Years)	Amount	Amortization	Value
Developed technology ‐ VIVO	15	$8,244	$(1,511)	$6,733
Developed technology ‐ LockeT	14	18,770	(3,687)	15,083
Customer relationships	6	62	(28)	34
Trademarks/trade names ‐ VIVO	9	876	(268)	608
Trademarks/trade names ‐ LockeT	9	409	(125)	284
		$28,361	$(5,619)	$22,742

The following table summarizes the Company’s intangible assets as of  December 31, 2024 (in thousands):

	Estimated
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	( Years)	Amount	Amortization	Value
Developed technology ‐ VIVO	15	$8,244	$(1,099)	$7,145
Developed technology ‐ LockeT	14	18,770	(2,681)	16,089
Customer relationships	6	62	(21)	41
Trademarks/trade names ‐ VIVO	9	876	(195)	681
Trademarks/trade names ‐ LockeT	9	409	(91)	318
		$28,361	$(4,087)	$24,274

The estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

Future
Amortization
Years ending December 31,	Expense
Remainder of 2025	$511
2026	2,043
2027	2,043
2028	2,043
2029	2,033
Thereafter	14,069
Total	$22,742

The Company uses the straight-line method to determine amortization expense for its definite lived intangible assets. Amortization expense, included within selling, general and administrative expenses in the condensed consolidated statements of operations, for the Company's intangible assets was $0.5 million for the three months ended  September 30, 2025 and 2024 and $1.5 million for the nine months ended September 30, 2025 and 2024.

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Legal expenses	$76	$81
Offering costs	1,356	1,356
Compensation and related benefits	95	35
Other accrued expenses	36	76
Accrued expenses	$1,563	$1,548

Note 7. Notes Payable

Note Payable - Director and Officer Liability Insurance

The Company purchased director and officer liability insurance coverage on October 16, 2023 for $447 thousand. A down payment of $157 thousand was made and the remaining balance of $290 thousand was financed over 8 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan was 8.99%. Interest expense on this loan was $0 thousand and $4 thousand for the three and nine months ended September 30, 2024, respectively. The loan balance was paid off in May 2024, such that there is no remaining balance as of September 30, 2025, and  December 31, 2024.

The Company purchased director and officer liability insurance coverage on September 26, 2024 for $293 thousand. A down payment of $44 thousand was made and the remaining balance of $249 thousand was financed over 10 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan is 9.99%. Interest expense on this loan was $0 and $6 thousand for the three and nine months ended September 30, 2025, respectively. The loan balance was paid off in July 2025, such that there is no remaining balance as of September 30, 2025. The loan balance was $177 thousand as of December 31, 2024 and is recorded under short-term notes payable in the condensed consolidated balance sheets.

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

Interest expense on this note was $32 and $51 thousand for the three and nine months ended September 30, 2025, respectively. The Note Payable and related accrued interest totaled $1.3 million as of  September 30, 2025, which included a principal balance of $1.5 million and accrued interest expense of  $24 thousand net of unamortized discounts of $227 thousand. The Note Payable and related accrued interest was recorded under notes payable of variable interest entities on the condensed consolidated balance sheets.

Future maturities for long-term debt as of  September 30, 2025 were as follows (in thousands):

September 30,
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

Interest expense on the Related Party Notes was $45 thousand and $135 thousand for the three and nine months ended September 30, 2025, respectively, and $33 and $36 thousand for the three and nine months ended September 30, 2024, respectively.

The Related Party Notes and related accrued interest totaled $1.7 million as of  September 30, 2025, of which $196 thousand related to accrued interest. The Related Party Notes and related accrued interest totaled $1.6 million as of  December 31, 2024, of which $61 thousand related to accrued interest. The Related Party Notes, including accrued interest, are recorded under the current portion of notes payable due to related parties on the condensed consolidated balance sheets.

Notes Payable Issued by KardioNav

On July 11, 2025, two short-term promissory notes with a face amount of $150 thousand each were issued by KardioNav to the Company's Chief Executive Officer and Lifestim, Inc., a company controlled by the Company's Chief Executive Officer. The promissory notes have a maturity date of July 11, 2026, and interest rates of 4.2% per annum, payable upon maturity (the "Notes Payable").

The Notes Payable, including all principal and interest, accelerate and become immediately due and payable upon the occurrence of certain customary events of default, including failure to pay amounts owed when due, material breach of the Company’s representations or warranties (unless waived by the holders or cured within 10 days following notice), certain events involving the discontinuation of the Company’s business and/or certain types of proceedings involving insolvency, bankruptcy, receivership and the like.

Interest expense on this note was $3 thousand for the three and nine months ended September 30, 2025. The Notes Payable and related accrued interest totaled $303 thousand as of  September 30, 2025, which included a principal balance of $300 thousand and accrued interest of $3 thousand. The Notes Payable and related accrued interest are recorded under short-term notes payable of variable interest entities due to related parties on the condensed consolidated balance sheets.

Note 8. Royalties Payable

LockeT Royalty

On January 9, 2023, prior to the consummation of the Merger, Old Catheter entered in an agreement with its Convertible Promissory Noteholders (“Noteholders”), which substantially consisted of amounts due to David A. Jenkins, previously Old Catheter's Chairman of the Board of Directors prior to the Merger, and, currently, the Company’s Executive Chairman of the Board of Directors and Chief Executive Officer, to forgive all accrued interest and future interest expense in exchange for a future royalty right. Under these agreements, the Company is obligated to pay the Noteholders a total royalty equal to 11.82% of net sales of its LockeT device on a quarterly basis, commencing upon the first commercial sale, which occurred in April 2024, through December 31, 2035. As of  September 30, 2025 and December 31, 2024, the fair value of the royalty payable related to the agreement with the Noteholders was $11.3 million and $9.2 million, respectively.

An additional royalty will be paid to the inventor of the LockeT device as detailed in the Royalty Agreement. In exchange for the assignment and all rights to LockeT and starting with the year ending December 31, 2022, the Company will initially pay a 5% royalty on net sales up to $1 million in royalties, payable annually in arrears. After $1 million has been paid, due to the issuance of the patent described below, the Company must pay an additional royalty at a rate of 2% of net sales, until total cumulative royalties of $10 million have been paid.

In April 2025, a US patent was granted by the United States Patent and Trademark Office, after which the Company is obligated to pay an additional royalty of 2% of net sales only after the initial $1 million of 5% royalties has been paid, up to a maximum of $10 million in additional royalties. These royalty payments apply to revenues through December 31, 2033 and will terminate at that date regardless of whether the full $10 million has been paid. This led to a $0.9 million increase in the royalty payable due to related parties as of September 30, 2025 as compared to December 31, 2024.

The Company recorded  losses for the change in the fair value of the royalty payable of  $0.7 million and  $2.1 million for the  three and nine months ended September 30, 2025, respectively, and $1.2  million and  $2.8 million for the three and nine months ended September 30, 2024, respectively. The Company accrued  $613 thousand and $177 thousand under current portion of royalties payable due to related parties as of  September 30, 2025, and December 31, 2024, respectively. These amounts represent actual royalty liabilities incurred and accrued by the Company as well as estimated future royalty payments payable within the next 12 months.

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

The Company is not actively marketing and selling the AMIGO System, such that there was no royalty expense recorded for the three and nine months ended September 30, 2025 and 2024 in relation to the AMIGO System.

Note 9. Leases

The Company determines if an arrangement contains a lease at contract inception based on its ability to control a physically distinct asset in exchange for consideration. If the arrangement contains a lease, the Company then determines the classification of the lease as either operating or finance. For the nine months ended September 30, 2025, and the year ended  December 31, 2024, the Company only had operating leases.

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

South Carolina Office Lease Agreement

On September 27, 2022, Old Catheter entered into a lease agreement for office space located in Fort Mill, South Carolina. The space is used for office and general use. The lease term began on October 1, 2022 for 38 months, and included two months of free rent from the commencement date of the lease. The original lease agreement contains two distinct 36-month renewal periods, which require 180 days’ notice of the Company's intention to exercise. In June 2025, the Company notified the landlord of its intent to exercise its option to extend the lease for an additional 36-month period through the end of December 1, 2028. Accordingly, the Company remeasured the lease liability on the basis of the revised lease payments and lease term, such that the first extension option of 36 months has been included in operating right-of-use-assets and operating lease liabilities in the condensed consolidated balance sheet as of September 30, 2025.

As of September 30, 2025, the Company does not intend to exercise the second extension option and the second option is therefore excluded from operating right-of-use assets and operating lease liabilities in the condensed consolidated balance sheet as of September 30, 2025.

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

On July 8 2025, the Company entered into a second lease extension agreement to extend the lease for an additional 24-month period through the end of December 31, 2027. Accordingly, the Company remeasured the lease liability on the basis of the revised lease payments and lease term, such that the extension option of 24 months has been included in operating right-of-use-assets and operating lease liabilities in the condensed consolidated balance sheet as of September 30, 2025.

Park City Office Lease Agreement

On March 19, 2023, the Company entered into a lease agreement for office space located in Park City, Utah. The space is used for office and general use. The lease term began on May 1, 2023 for 36 months. The lease contains one 36-month renewal period, which requires 180 days’ notice of the Company's intention to exercise. As of September 30, 2025, the Company does not intend to exercise the extension option and the option is therefore excluded from operating right-of-use assets and operating lease liabilities in the condensed consolidated balance sheet as of September 30, 2025.

The following tables present supplemental condensed consolidated balance sheet information related to operating leases for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease expense	$27	$28	$76	$80
Cash paid for leases	$25	$25	$78	$78

	September 30,	December 31,
	2025	2024
Weighted average remaining lease term (in years) - operating leases	2.80	1.12
Weighted average discount rate - operating leases	9.49%	8.58%

Future minimum lease payments for all lease obligations for the following five fiscal years and thereafter are as follows (in thousands):

Years ending December 31:	Operating Leases
Remainder of 2025	$25
2026	76
2027	64
2028	48
Total minimum lease payments	213
Less effects of discounting	(28)
Present value of future minimum lease payments	$185

Operating lease right-of-use assets and lease liabilities were recorded in the condensed consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2025	2024
Operating lease right-of-use assets, net	$184	$105
Current portion of operating lease liabilities	$71	$98
Operating lease liabilities	114	13
Total operating lease liabilities	$185	$111

Note 10. Net Loss per Share

The Company’s outstanding Series X Convertible Preferred Stock, Series B Convertible Preferred Stock, and warrants to purchase common stock have participation rights to any dividends that may be declared in the future, such that they are participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to the participating securities since the holders have no contractual obligation to share in the losses of the Company. All common share and per-share amounts for all periods presented reflect the Company’s 1-for-19 reverse stock split effective on August 15, 2025.

As a result of the net loss attributable to Catheter Precision, Inc.'s common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the three and nine months ended September 30, 2025 and 2024 because including them would have been antidilutive:

	September 30,
	2025	2024
Warrants for common stock	1,078,943	634,509
Employee stock options	164,355	5,026
Series B Convertible Preferred Stock	335,213	-
Series X Convertible Preferred Stock	66,610	66,610
Restricted stock awards	6,000	-
Total common stock equivalents	1,651,121	706,145

The weighted-average number of common shares outstanding as of  September 30, 2025 includes 16,550 shares of common stock sold under the ATM Agreement on September 30, 2025 but issued on October 1, 2025. Since these shares of common stock are issuable for no consideration and do not contain any other conditions that must be satisfied by the holder to ultimately receive such shares of common stock, these shares were included in the weighted-average number of common shares as of September 30, 2025.

Note 11. Equity Offerings

September 2024 Public Offering

On August 30, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. as representative (“Ladenburg”) of the underwriters named in the Underwriting Agreement (the “Underwriters”). Pursuant to the Underwriting Agreement, the Company completed a public offering of its securities on September 3, 2024 (the “September 2024 Public Offering”) and sold an aggregate of (i) 42,415 Common Stock Units and (ii) 145,943 Pre-Funded Warrant Units at a public offering price of $19.00 per Common Stock Unit and $18.9981 per Pre-Funded Warrant Unit. The Company collected gross proceeds of approximately $3.6 million before deducting underwriting discounts, commissions, and offering expenses payable by the Company of $1 million, resulting in net proceeds of $2.6 million.

Each Common Stock Unit consisted of (i) one share of the Company's common stock, (ii) a Series H Warrant to purchase one share of common stock at an exercise price of $19.00 per share that expired six months from the date of issuance, (iii) a Series I Warrant to purchase one share of common stock at an exercise price of $19.00 per share that expires eighteen months from the date of issuance, and (iv) a Series J Warrant to purchase one share of common stock at an exercise price of $19.00 per share that expires five years from the date of issuance.

Each Pre-Funded Warrant Unit consisted of (i) one Pre-Funded Warrant to purchase one share of common stock at an exercise price of $0.0019 per share with no expiration date, (ii) one Series H Warrant, (iii) one Series I Warrant (iv) and one Series J Warrant.

Pursuant to the Underwriting Agreement, the Company granted Ladenburg a 45-day Overallotment Option to purchase up to (i) 24,634 additional shares of common stock, (ii) 24,634 additional Series H Warrants, (iii) 24,634 additional Series I Warrants, and/or (iv) 24,634 additional Series J Warrants, solely to cover over-allotments. On August 30, 2024, the Underwriters partially exercised the Overallotment Option to purchase an additional 24,138 shares of common stock, 24,138 Series H Warrants, 24,138 Series I Warrants, and 24,138 Series J Warrants, or 24,138 Common Stock Units. The Common Stock Units issued through the exercise of the Overallotment Option are included in the 42,415 Common Stock Units noted above. The Overallotment Option expired on October 14, 2024.

Furthermore, at the closing date, the Company agreed to deliver to Ladenburg warrants to purchase an aggregate number of shares of common stock equal to 6% of the shares of common stock (i) issued in connection with the September 2024 Public Offering and (ii) issuable upon the exercise of the Pre-Funded Warrants. Therefore, the Company issued 11,302 warrants to Ladenburg and its designees (the “Representative Warrants”). The Representative Warrants are part of the underwriter costs and commissions incurred in connection with the September 2024 Public Offering. The Representative Warrants may be exercised to purchase one share of common stock at an exercise price of $29.45 per share and expire five years from the date of issuance.

Each Series H Warrant, Series I Warrant, Series J Warrant (collectively, the “Series Warrants”), and Pre-Funded Warrant was immediately exercisable. The exercise price of the outstanding Series Warrants and Pre-Funded Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. Subject to limited exceptions, a holder of the Series Warrants will not have the right to exercise any portion of its Series Warrants if the holder (together with such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99%, or in the case of certain holders, 9.99% of the shares of common stock then outstanding (the “Beneficial Ownership Limitation”). Similarly, a holder of the Pre-Funded Warrants has a Beneficial Ownership Limitation of 9.99%. At the holder’s option, the holder of the Series Warrants may increase the beneficial ownership limitation to 19.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

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

All 145,943 Pre-Funded Warrants issued in the September 2024 Public Offering were exercised during 2024.

2024 Warrant Inducement Offer

On October 25, 2024, the Company executed the 2024 Warrant Inducement Offer with certain holders of the Company’s existing warrants (Series E, Series F, Series G, Series H and Series I Warrants, collectively the “2024 Existing Warrants”). Pursuant to the terms of the 2024 Warrant Inducement Offer, the Company agreed to lower the exercise price per share of common stock for all holders of the 2024 Existing Warrants, including those that did not participate in the 2024 Warrant Inducement Offer. The 2024 Existing Warrants had exercise prices ranging from $19.00 to $760.00 per share of common stock. Following the closing of the 2024 Warrant Inducement Offer, the Holders immediately exercised an aggregate of (i) 1,745 Series E Warrants, (ii) 26,311 Series F Warrants, (iii) 26,311 Series G Warrants, (iv) 104,737 Series H Warrants, and (v) 122,368 Series I Warrants to purchase 281,470 shares of common stock at a reduced exercise price of $13.30 per share. The Company received aggregate gross proceeds of $3.7 million in cash, prior to deducting placement agent fees and offering expense of $0.4 million.

In consideration for the immediate exercise of the 2024 Existing Warrants for cash, the Company issued unregistered new Series K common stock purchase warrants (“Series K Warrants”) to purchase up to 562,945 shares of common stock. The Series K Warrants have an exercise price of $13.30 per share of common stock, were not exercisable until stockholders approval was obtained (“Stockholder Approval”), and have a term of 5.5 years following Stockholder Approval. In addition, the exercise price of the Series K Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. Stockholder Approval was obtained on January 13, 2025.

In connection with the closing, the Company issued Placement Agent Warrants to the Placement Agent to purchase up to 16,888 shares of common stock on the same terms as the Series K Warrants, except that the exercise price is $20.62 per share and the warrants are exercisable six months after the date of issuance.

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

During the nine months ended September 30, 2025, the Company released and issued the remaining balance of 162,947 Abeyance Shares. Accordingly, the Company held no shares of common stock in abeyance as of September 30, 2025.

May 2025  PIPE Financing

On  May 12, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) for a private placement with  three institutional investors ( “May 2025 PIPE Financing”). Pursuant to the Securities Purchase Agreement, the Company sold an aggregate of (i)  1,500 PIPE Units and (ii)  1,500 additional shares of a new series of the Company’s preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share. Each PIPE Unit consisted of (i)  one share of Series B Convertible Preferred Stock and (ii) Series L common stock purchase warrants ("Series L Warrants") to purchase approximately  150 shares of common stock at an exercise price of $9.50 per share. As consideration for the PIPE Units and Series B Convertible Preferred Stock, the Company collected gross proceeds of $1.5 million in cash and the QHSLab Notes, which had an initial fair value of $864 thousand as of the closing date, previously held by  one of the investors, before deducting placement agent fees and offering expenses of $0.4 million (collectively, the “Placement Agent Fees”).

The Series L Warrants were  not exercisable until stockholders' approval was obtained ("Stockholder Approval"), and expire  5.5 years thereafter. Each Series L Warrant is exercisable into one share of the Company's common stock and may be exercised on a cashless basis under certain circumstances. The exercise price of the Series L Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company's common stock. The Series L Warrants are callable by the Company for $0.19 per share if the volume-weighted average price of the Company's common stock for 20 consecutive trading days exceeds $28.50 per share and the Series L Warrants have not been exercised. Stockholder approval was obtained on July 25, 2025.

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

In connection with the  May 2025 PIPE Financing, the Company also issued Placement Agent Warrants to purchase an aggregate of  13,534 shares of common stock at an exercise price of $10.3075 per share to the Placement Agent. The Placement Agent Warrants terminate  5 years from the date of issuance. The Placement Agent Warrants are not callable by the Company. Except for the exercise price, contract term, call option, and change in control provision, the Placement Agent Warrants have the same terms and conditions as the Series L Warrants.

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

On May 21, 2025, the Company filed the registration statement on Form S-3 for the resale of shares of common stock issuable upon the conversion of the Series B Convertible Preferred Stock and Series L Warrants, and it was declared effective on May 30, 2025. It is not probable that the Company will be obligated to make payments under the registration rights agreement as of September 30, 2025.

At the Market Offering Agreement

On May 19, 2025, the Company entered into an At Market Offering Agreement (“ATM Agreement”) with Ladenburg. Under the ATM Agreement, the Company may offer and sell up to $1.3 million of shares of common stock, par value $0.0001 per share, through Ladenburg. On June 13, 2025, the Company filed a prospectus supplement increasing the aggregate amount available to be sold to $3.2 million under the ATM (“Shares”). On August 7, 2025, the Company filed a prospectus supplement, which supersedes and replaces the prospectus supplement dated June 13, 2025, increasing the aggregate amount of shares available to be sold to $4.3 million. The Shares have been and will continue to be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S- 3 (File No. 333- 284217), which was initially filed with the Securities and Exchange Commission on January 10, 2025 and declared effective on January 22, 2025.

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

The Company has agreed to pay Ladenburg a commission equal to 3% of the aggregate gross proceeds from sale of its shares of common stock.

As of  September 30, 2025,  868,582 shares of common stock had been sold under the ATM Agreement for gross proceeds of $4.0 million before deduction of commission and offering expenses of $0.3 million.

Warrants

The following table presents the number of common stock warrants outstanding:

Warrants outstanding, December 31, 2024	1,033,447
Issued	239,097
Exercised	(162,947)
Expired	(30,654)
Warrants outstanding, September 30, 2025	1,078,943

As of  September 30, 2025 and December 31, 2024, all warrants outstanding are recorded in additional paid-in capital in the condensed consolidated balance sheets. The following table presents the number and type of common stock purchase warrants outstanding, their exercise price, and expiration dates as of September 30, 2025:

	Warrants
Warrant Type	Outstanding	Exercise Price	Expiration Date
August 2021 Pharos Banker Warrants	7	$28,405.00	8/16/2026
February 2022 Series B Warrants	2,061	$2,660.00	2/4/2029
July 2022 Series C Warrants	1,495	$2,660.00	7/22/2027
September 2024 Series I Warrants	56,784	$13.30	3/3/2026
September 2024 Series J Warrants	188,363	$19.00	9/3/2029
September 2024 Representative Warrants	11,302	$29.45	8/29/2029
October 2024 Series K Warrants	562,945	$13.30	7/13/2030
October 2024 Placement Agent Warrants	16,888	$20.62	4/25/2030
Series L Warrants	225,564	$9.50	1/25/2031
Placement Agent Warrants May 2025	13,534	$10.31	6/6/2030
	1,078,943

As of September 30, 2025, the warrants issued by the Company had a weighted average exercise price of $22.65.

Placement Fees

In connection with offerings completed by the Company in 2022, (the "2022 Offerings"), the Company entered into an agreement with a placement agent that, subject to satisfaction of the requirements contained therein, called for a placement fee payable based on capital raised from certain investors for a definitive time following the expiration of the agreement. The accrued placement fee of approximat ely $1.4 million r elated to the 2022 Offerings is included in accrued expenses in the condensed consolidated balance sheets as of  September 30, 2025 and December 31, 2024. Additionally, the agreement called for the issuance of warrants with the following terms:

Number of shares	Exercise Price	Expiration
174	$5,937.50	5 years
163	$3,325.00	5 years

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

Series X Convertible Preferred Stock has no voting rights prior to the conversion into common stock. While there are generally no voting rights of the Series X Convertible Preferred Stock, there are protective rights regarding the sales of the Company, change of control, etc. The remaining Series X Preferred Stock may convert into common stock only if the Company’s common stock has been delisted from the NYSE American or has been approved for initial listing on the NYSE American or another stock exchange, at a rate of 5.26 shares of common stock for each share of Series X Convertible Preferred Stock.

Other than dividends payable in shares of common stock, Holders of Series X Convertible Preferred Stock will be entitled to receive dividends on shares of Series X Convertible Preferred Stock equal, on an as-if-converted-to-common stock basis, and in the same form as dividends actually paid on shares of common stock.

Upon consummation of the Merger, each holder of Old Catheter Convertible Promissory Notes received, in exchange for discharge of the principal of their Notes, a number of shares of the Company's Series X Convertible Preferred Stock representing a potential right to convert into the Company's common stock in an amount equal to one common share for each $608 of principal amount.

As of  September 30, 2025 and December 31, 2024, the remaining 12,656 shares of Series X Convertible Preferred Stock are outstanding and are expected to remain outstanding until the Company meets the initial listing standards of the NYSE American or another national securities exchange or is delisted from the NYSE American, at which time they will convert into common stock.

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

All of the Series A Convertible Preferred Stock were converted as follows:

Date of Conversion	Series A Shares Converted	Common Shares Issued
July 5, 2023	1,750	5,755
July 24, 2023	875	2,877
January 24, 2024	875	2,877
July 1, 2024	1,303	4,285
July 11, 2024	1,000	3,288
July 22, 2024	1,000	3,289
July 23, 2024	400	1,315

Each share of Series A Convertible Preferred Stock was convertible into approximately 3.29 shares of common stock. The common stock was issued pursuant to the exemption contained in Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), which applies to transactions in which a security is exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. The shares issued have been registered for resale on an effective registration statement on Form S-1.

As of September 30, 2025 and December 31, 2024, the Company had no shares of Series A Convertible Preferred Stock outstanding.

Series B Convertible Preferred Stock

On May 12, 2025, pursuant to the May 2025 PIPE Financing, the Company issued 3,000 shares of Series B Convertible Preferred Stock. Each share of the Series B Convertible Preferred Stock has a par value of $0.0001 and a stated value of $1,000.

Subject to certain ownership limitations as described below, the Series B Convertible Preferred Stock was convertible into an aggregate of 451,126 shares of common stock at the option of the holder. The Series B Convertible Preferred Stock are convertible at a fixed conversion rate determined by dividing the stated value of the Series B Convertible Preferred Stock by the conversion price of $6.65, which approximates 150.38 shares of common stock issuable per share of Series B Convertible Preferred Stock. The conversion price is subject to adjustment in the case of stock dividends, stock splits, combination of shares and reclassification of shares. In the event of a stock dividend, reverse stock split, combination, or reclassification of shares of common stock, then, the conversion price shall be adjusted based on the number of shares of common stock outstanding immediately before and after such an event.

The holders could convert all of the Series B Convertible Preferred Stock upon the date stockholder approval was obtained (“Stockholder Approval”). Stockholder Approval was obtained on July 25, 2025.  Prior to Stockholder Approval, the Series B Convertible Stock could only be converted into up to 115,913 shares of common stock (19.99% of the Company’s outstanding common stock on the date of issuance of the Series B Convertible Preferred Stock). Notwithstanding the foregoing, the holders of shares of Series B Convertible Preferred Stock do not have the right to convert any portion of their Series B Convertible Preferred Stock if the holder, together with its affiliates, would beneficially own a number of shares of common stock in excess of 4.99% of the shares of common stock then outstanding (the “Beneficial Ownership Limitation”). At the holder’s option, the holder  may increase the Beneficial Ownership Limitation to 9.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

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

The Series B Convertible Preferred Stock includes certain contingent payment provisions that should be bifurcated and accounted for as a derivative under ASC 815. The estimated fair value of these embedded derivatives was deemed to be de minimis at issuance and at September 30, 2025.

Except as otherwise required by law, the Series B Convertible Preferred Stock do not have any voting rights.

Series B Convertible Preferred Stock were converted as follows:

Date of Conversion	Series B Shares Converted	Common Shares Issued
June 11, 2025	771	115,913

As of   September 30, 2025, the Company had 2,229 shares of Series B Convertible Preferred Stock outstanding.

Note 13. Stock-Based Compensation

2018 Equity Incentive Plan

The 2018 Equity Incentive Plan (the "2018 Plan") was replaced by the 2023 Equity Incentive Plan (the "2023 Plan"), as described below. As of  September 30, 2025, stock options outstanding under the 2018 Plan were eliminated following the reverse stock split at 1-for-19 that was effective August 15, 2025.

2018 Employee Stock Purchase Plan

In April 2024, the Company formally terminated the 2018 Employee Stock Purchase Plan (the “ESPP”). Since inception through termination, the Company issued 5 shares under the ESPP. Upon termination, all reserved shares were released back to the authorized pool.

2020 Inducement Equity Incentive Plan

The Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) in March 2020 and terminated it in April 2024. On adoption, 3 shares were reserved for issuance. At termination, the remaining reserved shares were released back to the authorized pool. No shares are reserved for future issuance under the 2020 Plan as of  September 30, 2025 and December 31, 2024.

2023 Equity Incentive Plan

In July 2023, the Company’s stockholders approved the 2023 Plan as defined above, which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. Stock options granted under the 2023 Plan to employees and consultants generally will vest annually over a five-year period or as determined by the Board’s Compensation Committee (the "Committee"), while grants to non-employee directors vest as determined by the Committee. As of  September 30, 2025 and  December 31, 2024,  161,848 and  48,790 shares of common stock were reserved for issuance pursuant to future awards under the 2023 Plan. The number of shares available for issuance under the 2023 Plan also includes a quarterly increase commencing on September 1, 2023 by an amount equal to the lesser of (i) 10% of the number equal to the number of shares of common stock outstanding on the applicable adjustment date less the number of shares of common stock outstanding at the beginning of the fiscal quarter immediately preceding the adjustment date, but if such number is a negative number, then the increase will be zero; or (ii) such lesser number of shares as may be determined by the Board.

For the nine months ended September 30, 2025, the Committee approved the grant of 140,373 stock options with service-based conditions and 19,987 stock options with performance-based conditions. The stock options with service-based conditions vest in equal installments over requisite service periods ranging from 2 to 5 years. Of the stock options with performance-based conditions, 11,832 contain performance conditions related to the achievement of specified quarterly sales targets in 2025 (“quarterly sales performance conditions”) and 8,155 contain performance conditions related to the achievement of tiered sales targets for 2025 (“tiered sales performance conditions”). As of September 30, 2025, none of the quarterly sales performance conditions have been met and none of the tiered sales performance conditions are expected to be met.

The options granted for the 2023 Plan for the  nine months ended September 30, 2025 and 2024 were valued using the Black-Scholes model based on the following assumptions on the date of issue:

Options with Time-Based Vesting Conditions
	For the Nine Months Ended
	September 30,
	2025	2024
Risk-free interest rate	4.29 - 4.55%	4.01 - 4.65%
Volatility	97.40 - 100%	175.36 - 214.61%
Expected dividend yield	0%	0%
Expected life (in years)	5.5 - 6.5	6.5

Options with Performance-Based Vesting Conditions

	For the Nine Months Ended
	September 30,
	2025	2024
Risk-free interest rate	4.55%	—
Volatility	98.00 - 98.40%	—
Expected dividend yield	0%	—
Expected life (in years)	5.3 - 5.5	—

The following is a summary of stock option activity for the 2023 Plan options for the nine months ended September 30, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2024	3,701	$88.72	8.38	$—
Options exercised	—	—	—	—
Options granted	160,360	6.34	—	—
Cancelled/forfeited	(26,021)	8.82	—	—
Outstanding at September 30, 2025	138,040	$8.08	9.50	$—
Vested and expected to vest at September 30, 2025	138,040	$8.08	9.50	$—
Exercisable at September 30, 2025	13,573	$17.71	8.64	$—

The weighted-average grant-date fair value of the 2023 Plan options granted during the nine months ended September 30, 2025 and 2024 was $4.41 and $75.69 per share, respectively.

Non-Plan Options Issued

On January 6, 2025, the Board approved and issued a total of 26,315 Non-Plan Options as an employee incentive to the Chief Financial Officer. The options vest monthly over 3 years with an exercise price of $10.07 and an expiration date of January 6, 2035.

The Non-Plan Options issued for the nine months ended September 30, 2025 and 2024 were valued using the Black-Scholes model based on the following assumptions on the date of issue:

	For the Nine Months Ended
	September 30,
	2025	2024
Risk-free interest rate	4.62%	4.63%
Volatility	97.00%	211.61%
Expected dividend yield	0%	0%
Expected life (in years)	5.8	6.5

The following is a summary of stock option activity for the Non-Plan options for the nine months ended September 30, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2024	1,315	$101.10	9.33	$—
Options exercised	—	—	—	—
Options granted	26,315	10.07	—	—
Cancelled/forfeited	(1,315)	101.10	—	—
Outstanding at September 30, 2025	26,315	$10.07	9.27	$—
Vested and expected to vest at September 30, 2025	26,315	$10.07	9.27	$—
Exercisable at September 30, 2025	5,847	$10.07	9.27	$—

The weighted-average grant-date fair value of the Non-Plan options granted during the nine months ended September 30, 2025 and 2024 was $7.92 and $99.33 per share, respectively.

Restricted Stock Awards

A summary of the restricted stock award activity for the nine months ended September 30, 2025 is presented below.

		Weighted
		Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Outstanding at December 31, 2024	—	$—
Granted	17,263	8.93
Vested	(11,263)	8.93
Cancelled/forfeited	—	—
Outstanding at September 30, 2025	6,000	$—

Stock-based compensation expense is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the three and nine months ended September 30, 2025 was  $70 thousand and $259 thousand, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2024  was $17 thousand and $36 thousand, respectively.

Total unrecognized estimated stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized at  September 30, 2025 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period
Stock options (Non-Plan Options)	$157	2.3
Stock options (2023 Plan Options)	$620	3.5
Restricted stock awards	$10	0.04

Note 14. Asset Acquisitions

On January 24, 2025, the Company acquired 100% of the membership interests of Perikard, LLC, which was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology. The Company issued 14,473 shares of its common stock valued at $113 thousand as consideration and is obligated to make royalty payments equal to 10% of net sales of the pericardial access kit for five years following the closing date. The patent was determined to be IPR&D with no alternative future use, and accordingly, the Company recognized $119 thousand, consisting of $113 thousand of stock consideration and $6 thousand of direct transaction costs for the nine months ended September 30, 2025. As of September 30, 2025, the Company has not recognized a liability for the contingent royalty payments because they are currently not probable or reasonably estimable.

On May 5, 2025, Cardionomix acquired certain assets from Cardionomic. The assets primarily related to Cardionomic’s CPNS System, which represents a novel technology for the late-stage treatment of acute decompensated heart failure.

The acquisition was accounted for as an asset acquisition consisting primarily of an IPR&D Asset (the CPNS System). The Company issued 52,631 shares of its restricted common stock valued at $0.3 million, and Cardionomix issued a promissory note recorded at a carrying amount of $1.3 million (the "Note Payable"), as consideration to Cardionomic. The common stock issued has not been registered under the Securities Act, such that the shares may not be transferred by the Seller absent an effective registration statement or an exemption from registration. Furthermore, the common stock could not be transferred for six months after the closing date, after which Cardionomic may only transfer the common stock to permitted transferees with the express written consent of the Company, which shall not be unreasonably withheld. The IPR&D Asset was determined to have no alternative future use, and accordingly, the Company expensed the costs of acquisition of $1.9 million, consisting of $0.3 million in stock consideration, $1.3 million of promissory note, and $0.3 million in direct transaction costs, as acquired research and development expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2025.

See Note 7, Notes Payable for additional information on the Note Payable.

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

For the three and nine months ended September 30, 2025, the Company recorded federal income tax provision of $78 thousand and federal income tax benefit $1,596 thousand, respectively, and no state income tax provision or benefit. For the three and nine months ended September 30, 2024 the Company recorded no provision or benefit for federal and state income tax expense. The federal income tax benefit primarily relates to an increase in net operation losses that are not subject to limitations under Section 382 of the Internal Revenue Code. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open income tax audits with any taxing authority as of September 30, 2025.

Note 16. Commitments and Contingencies

In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

As of September 30, 2025, the Company had no outstanding litigation.

Note 17. Related Parties

Prior to the Merger, David A. Jenkins, the Company’s current Executive Chairman of the Board and Chief Executive Officer, and Old Catheter’s Chairman of the Board of Directors, and his affiliates held approximately $25.1 million of Old Catheter’s Convertible Promissory Notes, or the Notes, that were converted into 7,856.251 shares of Series X Convertible Preferred Stock in connection with the Merger (see Note 12, Preferred Stock). In consideration for forgiving the interest accrued but remaining unpaid under the Notes in an aggregate amount of approximately $13.9 million, Mr. Jenkins and his affiliates also received royalty rights equal to approximately 12% of the net sales, if any, of LockeT, commencing upon the first commercial sale and through December 31, 2035. The Company entered into an additional royalty agreement for the LockeT device with Auston Locke, who is the son of Robert Locke, VP of Product Development. Under this agreement, the Company will pay a 5% royalty rate on net sales up to $1 million in cumulative royalties. In April 2025, a US patent was granted by the United States Patent and Trademark Office, after which the Company is obligated to pay an additional royalty of 2% of net sales only after the initial $1 million of 5% royalties has been paid, up to a maximum of $10 million in additional royalties. Refer to Note 2, Summary of Significant Accounting Policies and Note 8, Royalties Payable for additional information over the royalties payable due to these related parties.

In addition to the shares described above that were issued in connection with the Notes, Mr. Jenkins and his affiliates received 1,325.838 shares of Series X Convertible Preferred Stock in the Merger, and Mr. Jenkins’ adult children received 1,284.344 shares of Series X Convertible Preferred Stock in the Merger, all in exchange for their equity interests in Old Catheter in accordance with the Merger exchange ratio. As of  September 30, 2025, a total of 9,239.285 shares of Series X Preferred Stock were held by these related parties.

Mr. Jenkins’ daughter, the Company’s non-executive Chief Operating Officer, received options to purchase 757 shares of the Company’s common stock upon the closing of the Merger in exchange for her options to purchase shares of Old Catheter common stock, converted based on the exchange ratio in the Merger. Of the total options to purchase 757 shares of the Company’s common stock, 17 options have expired as of  September 30, 2025, and the remaining 740 options have an exercise price of $383.80 per share.

On May 1, 2024, Marie-Claude Jacques, the Company’s then Chief Commercial Officer, received a non-plan option to purchase 1,315 shares of the Company’s common stock. The options have an exercise price of $101.10 per share, vest at 20% per year for 5 years and expire in May 2034.  On January 29, 2025, Ms. Jacques received an incentive stock option to purchase 13,154 shares of the Company's common stock.  The options had an exercise price of $7.98 per share, 1,315 options vested on the grant date and an additional 1,315 options were to vest annually for 4 years, 1,644 options were to vest quarterly upon achievement of quarterly sales targets during 2025 and expire in January 2035. Ms. Jacques’ employment was terminated on June 2, 2025, and all unvested options were cancelled, consisting of 1,315 unvested non-plan options and 13,154 unvested incentive stock options.

During the year ended December 31, 2024, the Company entered into various short-term promissory notes with various related parties (the “Related Party Notes”). These Related Party Notes had a maturity date of August 30, 2024 and interest rates of 8% per annum. On August 23, 2024, the Notes were amended to extend the maturity date to January 31, 2026 and increase the interest rate to 12% per annum effective August 31, 2024. On July 11, 2025, two short-term promissory notes with a face value of $150 thousand each were issued by KardioNav to the Company's Chief Executive Officer and Lifestim, Inc., a company controlled by the Company's Chief Executive Officer. The promissory notes have a maturity date of July 11, 2026, and interest rates of 4.2% per annum, payable upon maturity. See Note 7, Notes Payable for further information.

The related parties and the amounts owed to each related party as of  September 30, 2025 are summarized in the following table (in thousands):

Related Party	Issuance Date	Principal Amount	Interest Accrued
David Jenkins	5/30/2024	$500	$65
FatBoy Capital	6/25/2024	$150	$20
FatBoy Capital	7/1/2024	$250	$33
FatBoy Capital	7/18/2024	$100	$13
Jenkins Family Charitable Institute	7/25/2024	$500	$65
David Jenkins	7/11/2025	$150	$1.5
Lifestim, Inc.	7/11/2025	$150	$1.5

On September 3, 2024, the Jenkins Family Charitable Institute also invested approximately $500,000 in the Company’s public offering and received 13,947 shares of common stock; 12,368 pre funded warrants with an exercise price of $0.0019 and no expiration date; 26,316 Series H Warrants with an exercise price of $19.00 per share that expired on March 3, 2025; 26,316 Series I Warrants with an exercise price of $19.00 per share that expire on March 3, 2026; and 26,316 Series J Warrants with an exercise price of $19.00 per share that expire on September 3, 2029.

On October 28, 2024, the Jenkins Family Charitable Institute exercised all 12,368 pre funded warrants and received 12,368 shares of common stock of the Company. On December 31, 2024, the Jenkins Family Charitable Institute distributed 23,684 Series J warrants to its trustee and two advisors, who are daughters of Mr. Jenkins.

On January 6, 2025, Philip Anderson, the Company's Chief Financial Officer, received a non-plan option to purchase 26,315 shares of the Company's common stock.  The options have an exercise price of $10.07 per share, vest monthly over 36 months and expire in January 2035.

In February 2025, Catheter formed its subsidiary Cardionomix. The capitalization structure of the newly formed entity included 82% of the common stock of Cardionomix held by the Company, 5% of the common stock of Cardionomix held by Mr. Jenkins, 7% of the common stock by affiliates of Mr. Jenkins, and the remaining 6% held by third parties.

On June 20, 2025, Catheter formed a new subsidiary, KardioNav. The capitalization structure of the newly formed entity include 57% of the common stock of KardioNav held by the Company, 33% of the common stock of KardioNav held by Chelak iECG, Inc., an unrelated third party, 3% of the common stock of KardioNav held by Mr. Jenkins and 7% of the common stock of KardioNav held by affiliates of Mr. Jenkins. On July 11, 2025, two short-term promissory notes with a face value of $150 thousand each were issued by KardioNav to the Company's Chief Executive Officer and Lifestim, Inc., a company controlled by the Company's Chief Executive Officer. The promissory notes have a maturity date of July 11, 2026, and interest rates of 4.2% per annum, payable upon maturity.

Note 18. Subsequent Events

Increase in the Number of Authorized Shares of Common Stock

On October 10, 2025, at a special meeting of stockholders of the Company, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company, to effect an increase to the Company’s authorized common stock, from 60 million to 500 million shares of common stock. The amendment became effective on October 17, 2025, after the filing of the Certificate of Amendment with the State of Delaware.

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

Forward-looking statements can be identified by words such as “believe,” “anticipate,” “may,” “might,” “can,” “could,” “continue,” “depends,” “expect,” “expand,” “explore,” “forecast,” “intend,” “predict,” “plan,” “pursue,” “pursuit,” “rely,” “should,” “will,” “may,” “seek,” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these words. Statements concerning current conditions, operations or activities may also be forward-looking if they imply a continuation of current conditions, operations or activities.  These statements include, but are not limited to, our descriptions of possible sources of financing that we are exploring, expectations regarding our operating businesses, including statements regarding our plans for conducting research and development with respect to, as well as securing appropriate FDA registrations and approvals of our products, including but not limited to those of our Cardionomix and KardioNav subsidiaries, as well as express and implied statements regarding our ability to continue as a going concern, sustain operations, and remain listed on the NYSE American, our expectations with respect to our timing and need for future financing, expectations regarding clinical studies of LockeT and the data they are expected to provide, including the impact of such data on marketing and FDA submissions, and our expectations with respect to our business strategy to become a leading medical device company in the field of cardiac electrophysiology, and to provide patients, hospitals, and physicians with novel technologies and solutions to improve the lives of patients with cardiac arrhythmias, and our aim to establish our products as integral tools used by cardiac electrophysiologists and their colleagues during ablation treatment of ventricular arrhythmias by reducing procedure time, patient complications and increasing procedural success, and possible sale of the QHS Notes. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as those described below. To the extent that any risk factor set forth below is inconsistent with or expands upon a risk factor set forth in the 10‑K, the risk factor described below supersedes the prior disclosure. These risks include, but are not limited to, that: if we pursue a strategic transaction, such as a crypto treasury strategy, it may change the primary focus of our business, and our management team could be diverted from pursuing our present core business and from obtaining regulatory approval for our products in development; we will be unable to develop the assets acquired in by KardioNav and Cardionomix unless we are able to obtain additional financing in sufficient amounts to fund our current business, any future businesses we may enter into and to fund our products in development, which financing may not be available on acceptable terms or at all, and could require significant changes in our management and business focus, the results of anticipated trials may not turn out as we currently expect and future trials may not occur on the time tables we expect or may be more costly than anticipated, or may be abandoned due to lack of financing or changes in our business focus, we will be required to raise additional funds to finance our operations and continue as a going concern , and we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us or could require changes to governance or operations, and we may require additional funds sooner than our current expectations and we may be required to significantly dilute our existing stockholders in order to raise sufficient operating funds assuming that we are able to raise funds at all, which is uncertain; our stockholder equity is near the minimum level prescribed by the NYSE American and if we are unable to maintain minimum listing requirements, we are liable to be delisted from the NYSE American; our common stock may be subject to extreme market volatility and trading patterns and may experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, which could occur for a number of reasons including but not limited to analyst recommendations, changes in our industry or the overall markets, significant acquisitions or other strategic transactions by or involving us or our subsidiaries, among other reasons; our operating business has a history of losses, is expected to incur additional losses, and may never achieve profitability; our past performance may not be a reliable indicator of future performance, including but not limited to in the event of a strategic transaction; historical trends should not be used to anticipate results or trends in future periods; our ability to increase our at-the-market offering availability in the future is subject to obtaining necessary approvals, certifications, legal opinions and accounting comfort letters, and there is no guaranty that we can do so successfully; we have identified material weaknesses in our internal control over financial reporting and these material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner; compliance with Sarbanes-Oxley Act Section 404 could have a material adverse impact on our business; we will not be able to reach profitability unless we are able to achieve our product expansion and growth goals or engage in a strategic transaction which realigns our business focus; our VIVO launch plans require significant investment in infrastructure and sales representatives; our research and development and commercialization efforts may depend on entering into agreements with corporate collaborators; we have entered into joint marketing agreements with respect to our products, and may enter into additional joint marketing agreements, that will reduce our revenues from product sales; royalty agreements with respect to LockeT, the surgical vessel closing pressure device, will reduce any future profits from this product; if we experience significant disruptions in our information technology systems, our business may be adversely affected; litigation and other legal proceedings may adversely affect our business; if we make acquisitions or divestitures, we could encounter difficulties that harm our business, and entering into a strategic transaction could materially alter our business model and focus; failure to attract and retain sufficient qualified personnel could also impede our growth; our revenues may depend on our customers’ receipt of adequate reimbursement from private insurers and government sponsored healthcare programs; we may be unable to compete successfully with companies in our highly competitive industry, many of whom have substantially greater resources than we do; our future operating results depend upon our ability to obtain components in sufficient quantities on commercially reasonable terms or according to schedules, prices, quality and volumes that are acceptable to us, and suppliers may fail to deliver components, or we may be unable to manage these components effectively or obtain these components on such terms; if hospitals, physicians and patients do not accept our current and future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant operating revenue, if any; the recent coronavirus outbreak (“COVID-19”) adversely affected our financial condition and results of operations and we cannot provide any certainty as to whether there will be future impacts from COVID-19 or another pandemic; a variety of risks associated with marketing our products internationally could materially adversely affect our business; the impact of the military conflicts in Ukraine and Israel, and the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have affected, and may continue to affect, our business and results of operations, including our supply chain; if the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates; we may be adversely affected by product liability claims, unfavorable court decisions or legal settlements; our ability to use our net operating loss carryforwards may be limited; we are subject to pervasive and continuing regulation by the FDA and other regulatory agencies; our products may be subject to additional recalls, revocations or suspensions after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business; changes in trade policies among the United States (“U.S.”) and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products; increased tariffs or the imposition of other barriers to international trade could have a material adverse effect on our revenues and operating results; product clearances and approvals can often be denied or significantly delayed, although we have obtained regulatory clearance for our VIVO and LockeT products in the U.S. and certain non-U.S. jurisdictions; our current business plans for our current operating business include expanding uses for our products, which if implemented would require additional clearances; even after clearance is obtained, our products remain subject to extensive regulatory scrutiny; reductions in staffing and funding at FDA and other federal agencies could cause delays in the development and approval of our products; our business may be adversely affected by changes and uncertainty in the health care industry including health care public‑policy developments; if we or our suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, or any applicable state equivalent, our operations could be interrupted, and our potential product sales and operating results could suffer; if any of our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions; healthcare reform initiatives and other administrative and legislative proposals may adversely affect our business, financial condition, results of operations and cash flows in our key markets; if we are unable to obtain and maintain patent protection for our products, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our existing products and any products we may develop, and our technology may be adversely affected; and there is no guarantee that we will be able to sell the QHS Notes, and any short-term sale may produce proceeds that are less than the market or stated value of such assets and less than the proceeds that could have been obtained if they were liquidated in the ordinary course. If we enter into a strategic transaction, such as a merger, acquisition or crypto treasury policy, we may become subject to additional risks in addition to those described above, which risks would be identified and disclosed in conjunction with consummating any such transaction.  There is no guarantee that we will be able to identify and enter into any such strategic transaction.

The forward-looking statements in this report and identified above reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties including those described in the cautionary statements above. Given these risks and uncertainties, you should not place undue reliance on the forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

References to “we”, “us”, “our”, "Catheter" and “the Company” refer to Catheter Precision, Inc.

Overview

Catheter Precision, Inc. was incorporated in California on September 4, 2002, and reincorporated in Delaware in July 2018. Catheter was initially formed to develop, commercialize, and market its advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases. On January 9, 2023, the Company merged with the former Catheter Precision, Inc. (“Old Catheter”), a privately held Delaware corporation (the “Merger”), which became a wholly owned subsidiary of the Company. Our current activities primarily relate to Old Catheter’s historical business, which comprises the design, manufacture and sale of new and innovative medical technologies focused on the field of cardiac electrophysiology (EP).

On February 17, 2025, the Company formed a new subsidiary, Cardionomix, Inc. ("Cardionomix"), to acquire certain assets previously held by Cardionomic, Inc. ("Cardionomic"), a third-party entity that had ceased operations. We own 82% of Cardionomix’s issued and outstanding common stock. Our Chief Executive Officer and Chairman of the Board and certain of his affiliates own 12%, while the remaining 6% of the outstanding common stock was issued to certain third parties as finder's fees for the asset acquisition (see Note 2, Summary of Significant Accounting Policies in the condensed consolidated financial statements included elsewhere in this Quarterly Report). On May 5, 2025, Cardionomix acquired certain assets primarily related to the Cardiac Pulmonary Nerve Stimulation ("CPNS") System previously held by Cardionomic (see Note 14, Asset Acquisition in the consolidated financial statements included elsewhere in this Quarterly Report). The CPNS System is a novel technology for the late-stage treatment of acute decompensated heart failure by stimulating the autonomic cardiac nerves to restore autonomic balance. The CPNS System is in development and has yet to obtain regulatory approval.

On June 20, 2025, the Company formed a new subsidiary, KardioNav, Inc. ("KardioNav"), to pursue the advancement, development, and commercialization of certain intellectual property assigned to KardioNav. The Company transferred certain intellectual property related to the VIVO System to KardioNav, while Chelak iECG, Inc. ("Chelak"), an unrelated third party, transferred certain patents related to a medical device designed to interface with implanted cardiac devices to KardioNav. KardioNav intends to integrate the VIVO mapping intellectual property with Chelak's assigned patents to develop a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. Research and development activities in animals and humans have begun. The Company owns 57% of the subsidiary's issued and outstanding common stock, while Chelak owns 33% of the subsidiary’s issued and outstanding common stock. The Company's Chief Executive Officer and Chairman of the Board of Directors and certain of his affiliates own the remaining 10% of the subsidiary’s issued and outstanding common stock. See Note 2, Summary of Significant Accounting Policies in the condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Our second and newest primary product,  LockeT® (“LockeT”), is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure. LockeT is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently. LockeT is a sterile Class I product that was registered with the FDA in the U.S. We recognized our first sale of LockeT in May 2024. In September 2024, we received notification of the issuance of our first LockeT patent in the country of China and we also completed a Middle East distribution agreement for LockeT.

In April 2025, we received notification of the issuance of our first LockeT patent in the U.S. by the United States Patent and Trademark Office. In April 2025, Catheter also obtained the CE Mark approval for LockeT, permitting the marketing and sale of LockeT in the European Union, Switzerland and Turkey. Since receipt of the CE Mark, we have signed agreements with new distributors in the United Kingdom, Italy, Spain, Portugal, Switzerland, the Middle East, South Africa and Brunei.

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

Our business strategy is to become a leading medical device company in the field of cardiac electrophysiology, and we are dedicated to developing and delivering electrophysiology products to provide patients, hospitals, and physicians with novel technologies and solutions to improve the lives of patients with cardiac arrhythmias. We aim to establish our products as integral tools used by cardiac electrophysiologists and their colleagues during ablation treatment of ventricular arrhythmias by reducing procedure time, patient complications and increasing procedural success.

Recent Developments

PeriKard Asset Acquisition

On January 14, 2025, we entered into a Membership Interest Purchase Agreement ("Agreement”) with Cardiofront, LLC (“Seller”) to purchase the issued and outstanding membership interests of PeriKard, LLC, a wholly-owned subsidiary of Seller. The primary purpose of the acquisition was to purchase patented technology for commercialization within the broader cardiac treatment and electrophysiology industry. Pursuant to the Agreement, we issued 14,473 shares of our common stock valued at $113 thousand to the Seller in exchange for 100% of the membership interests of PeriKard, LLC. Furthermore, we may be obligated to make royalty payments equal to 10% of net sales of the pericardial access kit for five years following the closing date. The PeriKard pericardial access kit is a medical procedure kit and method for draining fluid from an organ. The technology is in development and has not been commercialized. This transaction closed on January 24, 2025.

The acquisition was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology. The patent was determined to be in-process research and development ("IPR&D") with no alternative future use, and accordingly, we recognized $119 thousand, consisting of $113 thousand of stock consideration and $6 thousand of direct transaction costs, as acquired in-process research and development in the condensed consolidated statements of operations for the nine months ended September 30, 2025. As of September 30, 2025, we have not recognized a liability for the contingent royalty payments because they are currently not probable or reasonably estimable.

Cardionomic Asset Acquisition

On May 5, 2025, Cardionomix acquired the CPNS System. As consideration to Cardionomic, we issued 52,631 shares of our restricted common stock valued at $0.3 million, and Cardionomix issued a promissory note valued at $1.3 million (“Note Payable”). The Note Payable was issued with a principal balance of $1.5 million and stated interest of 4% per annum with no interest or principal payable until the maturity date, which is three years following the date of issuance. The acquisition was accounted for as an asset acquisition consisting primarily of the CPNS System, which was deemed to be an IPR&D Asset with no alternative future use. Accordingly, we recognized $1.9 million, consisting of $0.3 million of stock consideration, $1.3 million of note payable, and $0.3 million of direct transaction costs, as acquired in-process research and development in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

The minority equity interest holders are presented as non-controlling interests in the accompanying condensed consolidated balance sheets, statements of operations, and statements of stockholders’ equity as of and for the nine months ended September 30, 2025.

May 2025 PIPE Financing

On May 12, 2025, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) for a private placement with three institutional investors ( “May 2025 PIPE Financing”). Pursuant to the Securities Purchase Agreement, we sold an aggregate of (i) 1,500 PIPE Units and (ii) 1,500 additional shares of a new series of preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share. Each PIPE Unit consists of: (i) one share of Series B Convertible Preferred Stock and (ii) Series L common stock purchase warrants ("Series L Warrants") to purchase approximately 150 shares of common stock at an exercise price of $9.50 per share. As consideration for the PIPE Units and Series B Convertible Preferred Stock, we collected gross proceeds of $1.5 million in cash and QHSLab Notes, previously held by one of the investors, valued at $864 thousand as of May 12, 2025, before deducting placement agent fees and offering expenses of $0.4 million (collectively, “Placement Agent Fees”).

The Series L Warrants are currently exercisable and expire on January 25, 2031. Each Series L Warrant is exercisable into one share of common stock and may be cashless exercised under certain circumstances. The exercise price of the Series L Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting common stock. The Series L Warrants are callable for $0.19 per share, if the volume‑weighted average price of the Company’s common stock for 20 consecutive trading days exceeds $28.50 per share and the Series L Warrants have not been exercised.

In connection with the May 2025 PIPE Financing, we also issued Placement Agent Warrants to purchase an aggregate of 13,534 shares of common stock at an exercise price of $10.3075 per share to the Placement Agent. The Placement Agent Warrants terminate 5 years from the date of issuance. The Placement Agent Warrants are not callable. Except for the exercise price, contract term, call option and change in control provision, the Placement Agent Warrants have the same terms and conditions as the Series L Warrants.

We determined that the Series L and Placement Agent Warrants do not require liability classification pursuant to ASC 480. Furthermore, the Series L and Placement Agent Warrants do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the Series L and Placement Agent Warrants were recorded to additional paid-in capital in the condensed consolidated balance sheets.

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

In addition, we entered into a registration rights agreement with the investors requiring the registration for resale the shares of common stock issuable upon the conversion of the Series B Convertible Preferred Stock and Series L Warrants. The registration statement became effective on May 30, 2025. Subject to specified exceptions, failure to maintain the registration statement shall lead to an obligation to pay to the investors cash liquidated damages equal to 2% of each investor’s subscription amount for then outstanding securities for every 30-day period the lapse continues, with unpaid amounts accruing interest at 18% per annum after a specified grace period.

During the nine months ended September 30, 2025, we issued 115,912 shares of common stock upon the conversion of 771 shares of our Series B Convertible Preferred Stock.

At the Market Offering Agreement

On May 19, 2025, we entered into an At Market Offering Agreement (“ATM Agreement”) with Ladenburg. Based on the original prospectus supplement filed by the Company, under the ATM Agreement, we could offer and sell up to $1.3 million of shares of common stock, par value $0.0001 per share, through Ladenburg. On June 13, 2025, the Company filed a prospectus supplement increasing the aggregate amount available to be sold to $3.2 million under the ATM ("Shares"). On August 7, 2025, the Company filed a prospectus supplement, which supersedes and replaces the prospectus supplement dated June 13, 2025, increasing the aggregate amount of shares available to be sold to $4.3 million. The Shares have been and will continue to be issued pursuant to the Company's previously filed and effective Registration Statement on Form S-3 (File No. 333-284217), which was initially filed with the Securities and Exchange Commission on January 10, 2025 and declared effective on January 22, 2025.

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

The Company has agreed to pay Ladenburg a commission equal to 3% of the aggregate gross proceeds from sale of its shares of common stock.

As of  September 30, 2025,  868,582 shares of common stock had been sold under the ATM Agreement for gross proceeds of $4.0 million before deduction of commission and offering expenses of $0.3 million.

KardioNav

On June 20, 2025, the Company formed KardioNav to pursue the advancement, development, and commercialization of certain intellectual property assigned to KardioNav. The Company transferred certain intellectual property related to the VIVO System to KardioNav, while Chelak, an unrelated third party, transferred certain patents related to a medical device designed to interface with implanted cardiac devices to KardioNav. KardioNav intends to integrate the VIVO mapping intellectual property with Chelak's assigned patents to develop a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. Research and development activities are in the planning phase for this medical device. The Company owns 57% of the subsidiary's issued and outstanding common stock, while Chelak owns 33% of the subsidiary’s issued and outstanding common stock. The Company's Chief Executive Officer and Chairman of the Board of Directors and certain of his affiliates own the remaining 10% of the subsidiary’s issued and outstanding common stock.

The minority equity interest holders are presented as non-controlling interest in the accompanying condensed consolidated balance sheet, statement of operations, and statement of stockholders’ equity as of and for the nine months ended September 30, 2025. See Note 2, Summary of Significant Accounting Policies in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Components of our Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Revenues

Our current activities primarily relate to the design, manufacture and sale of new and innovative medical technologies in the field of cardiac electrophysiology. Our two primary products are (i) the VIVO System and (ii) the LockeT device.

The VIVO System provides 3D cardiac mapping to aid with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. Customers also have the option to purchase software upgrades in advance at contract inception. We invoice the customer for VIVO System and related software upgrade services after physical possession and control of VIVO System has been transferred. Subsequent renewals for software upgrade services are invoiced at inception of the renewed term. The timing of payment for the corresponding invoices depends on the credit terms identified in each contract. We recognize revenues for VIVO System at the point in time that the product is delivered to the customer. We recognize revenues for software upgrade services evenly over time over the term of the contract. We did not recognize any revenues for software upgrade services for the three and nine months ended September 30, 2025 and 2024.

LockeT is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure. We recognize sales of LockeT at the point in time that the product is delivered to the customer.

We are a business that has operations within multiple countries. During the three and nine months ended September 30, 2025, approximately 24% and 17%, respectively, of our sales were derived from customers outside of the United States. During the three and nine months ended September 30, 2024, approximately 35% and 52%, respectively, of our sales were derived from customers outside of the United States.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

The following table sets forth the results of the Company's operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenue	$226	$96	$130	$581	$271	$310
Cost of revenues	18	10	8	43	31	12
Selling, general and administrative expenses	2,953	2,882	71	9,319	8,251	1,068
Research and development expenses	276	63	213	534	181	353
Acquired in-process research and development expenses	—	—	-	1,967	—	1,967
Change in fair value of royalties payable due to related parties	726	(1,233)	1,959	(2,104)	(2,823)	719
Change in fair value of trading debt securities	107	—	107	117	—	117
Other (expense) income, net (1)	(78)	(28)	(50)	(174)	—	(174)
Income tax benefit (provision)	(78)	—	(78)	1,596	—	1,596

(1)          Constitutes the operating activities within other income (expense), net in the consolidated statements of operations, except for the change in fair value of royalties payable due to related parties and change in fair value of trading debt securities that are presented separately in the table above.

Revenues

The increase in revenues of approximately $130 thousand for the three months ended September 30, 2025 as compared to the corresponding period in the prior year was due to an increase of $92 thousand and $38 thousand in LockeT and VIVO System sales, respectively. The increase in revenues of approximately $310 thousand for the nine months ended September 30, 2025 as compared to the corresponding period in the prior year was due to an increase of $322 thousand in LockeT sales, partially offset by a $12 thousand decrease in VIVO System sales. The increase in LockeT sales is primarily the result of our sales team's efforts to effectively prove the procedural efficiency, cost-effectiveness and improved patient experience resulting from the use of LockeT compared with incumbent or competing closure devices to prospective new hospital customers. Accordingly, we have entered into long-term contracts with a number of those hospitals, which has resulted in receiving initial and repeat orders as the LockeT devices are used and consumed in clinical procedures. The nine-month period to date decrease in VIVO System sales was primarily driven by an overall reduction in VIVO patch sales in the European Union ("EU"), which accounted for the majority of product sales in 2024. This decline was primarily attributable to reduced sales efforts resulting from changes in commercial leadership and the prolonged medical leave of a key EU-based sales consultant throughout 2024 and during the nine months ended September 30, 2025.

Cost of revenues

The increase in cost of revenues of approximately $8 thousand and  $12 thousand for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding period in the prior year was primarily due to an increase in LockeT sales, partially offset by higher product margins for LockeT devices. We submitted larger consolidated purchase orders, received larger volume-based, supplier discounts, and achieved a higher product margin for LockeT devices for the three and nine months ended September 30, 2025 as compared to the corresponding period in the prior year.

Selling, general and administrative expenses

The increase in selling, general and administrative expenses of approximately $0.1 million for the three months ended September 30, 2025 as compared to the corresponding period in the prior year was due to an increase in professional fees of $0.2 million and an increase in stock-based compensation expense of $0.1 million, partially offset by a decrease in salaries and benefits of $0.2 million. The increase in professional fees primarily relates to an increase in accounting and audit fees, while the increase in stock-based compensation expense primarily relates to an increase in plan and non-plan options granted to certain employees and directors. The decrease in salaries and benefits was primarily due to the departure of the Chief Commercial Officer at the end of the second quarter of 2025 as well as the termination of two employees during the three months ended September 30, 2025 as compared to the corresponding period in the prior year. None of the terminated employees have been replaced.

The increase in selling, general and administrative expenses of approximately $1.1 million for the nine months ended September 30, 2025 as compared to the corresponding period in the prior year was due to an increase in salaries and benefits of $0.7 million, an increase in stock-based compensation expense of $0.2 million, and an increase in professional fees of $0.2 million. The increase in salaries and benefits was primarily due to an increase in headcount of sales employees in the second quarter of 2024 that worked for the Company for the entirety of 2025. Additionally, the CFO position that had been vacant for most of 2024 was filled in January 2025. The increase in salaries and benefits is partially offset by the departure of certain employees in 2025 that have not been replaced during the nine months ended September 30, 2025. The increase in stock-based compensation expense primarily relates to an increase in plan and non-plan options granted to certain employees and directors, while the increase in professional fees primarily relates to an increase in accounting and audit fees.

Research and development expenses

The increase in research and development expenses of approximately $0.2 million for the three months ended September 30, 2025, as compared to the corresponding period in the prior year, was primarily due to an increase in professional fees of $0.1 million and an increase in salaries and benefits of $0.1 million.

The increase in research and development expenses of approximately  $0.4 million for the nine months ended September 30, 2025, as compared to the corresponding period in the prior year, was primarily due to an increase in professional fees of $0.2 million and an increase in salaries and benefits of $0.2 million. The increase in professional fees primarily relates to research and development activities led by Chelak, which was engaged by KardioNav to develop a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. The increase in salaries and benefits primarily relates to a full-time employee, who is solely tasked with research and development activities, and who was hired in January 2025.

Acquired in-process research and development expenses

The increase in acquired in-process research and development expenses of approximately $2.0 million for the nine months ended September 30, 2025 as compared the corresponding period in the prior year primarily relates to two of the asset acquisitions completed in 2025. On January 24, 2025, we acquired 100% of the membership interests of Perikard, LLC for $119 thousand. Since the acquired assets were deemed to be IPR&D with no alternative future use, we recognized total acquisition costs of $119 thousand as acquired in-process research and development in the condensed consolidated statements of operations for the nine months ended September 30, 2025. On May 5, 2025, we acquired certain assets primarily related to Cardionomic’s CPNS System, which were also deemed to be IPR&D assets with no alternative future use. Accordingly, we recognized $1.9 million as acquired in-process research and development in the condensed consolidated statements of operations for the nine months ended September 30, 2025.

Change in fair value of royalties payable due to related parties

At each reporting period, the fair value of the royalties payable due to related parties is calculated using the discounted cash flow method. The change in fair value of royalties payable due to related parties decreased approximately $2.0 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding period in the prior year. The decrease primarily reflects lower projected LockeT sales growth and a reduction in the discount rate which decreased to 19.5%.

Change in fair value of trading debt securities

The change in fair value of trading debt securities of $107 thousand and $117 thousand for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, relate primarily to the QHSLab Notes, which were received as consideration for the Series B Convertible Preferred Stock and Series L Warrants issued on May 12, 2025.

Other (expense) income, net

The increase in other expense, net of $50 thousand and $174 thousand for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily relates to an increase in interest expense incurred in connection with the note payable issued by Cardionomix on May 5, 2025 and the short-term note payables issued by KardioNav on July 11, 2025.

Income tax benefit (provision)

The increase in income tax provision of approximately $78 thousand for the three months ended  September 30, 2025 and an increase in income tax benefit of $1.6 million for the nine months ended September 30, 2025, as compared to the corresponding periods in the prior year primarily relates to changes in the estimated amount of net operating losses that are not subject to limitations under Section 382 of the Internal Revenue Code.

Liquidity and capital resources

As of September 30, 2025, we had cash and cash equivalents of $1.1 million and an accumulated deficit of $303.8 million. For the nine months ended September 30, 2025, net cash used in operating activities was $6.8 million. We have incurred recurring net losses from operations and negative cash flows from operating activities since inception.

On May 12, 2025, we raised gross proceeds of $1.5 million in cash and acquired $0.9 million in trading debt securities, before deducting placement agent fees and offering expenses of $0.4 million, in connection with the May 2025 PIPE Financing. Through September 30, 2025, we raised gross proceeds of $4 million, before deduction of commissions and offering expenses of $0.3 million, in connection with the ATM. See Note 11, Equity Offerings in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on the financing events.

We expect operating losses and negative cash flows to continue for the foreseeable future unless our sales and gross profit increase sufficiently to cover our operating expenses.  We expect our current operating expenses to remain relatively fixed for the near term, absent entering into a transformative strategic transaction. We believe that our current cash on hand of $377 thousand as of  November 5, 2025 will not be sufficient to fund our current operations, and if we are unable to secure additional financing we will be unable to fund planned expenditures and meet obligations through the end of the fourth quarter. Further, we have outstanding short-term notes that will become due and payable within the next twelve months, including notes to related parties which come due in January of 2026, and in July of 2026.  Therefore, even if we obtain financing in the fourth quarter, depending upon the amount of any financing we do obtain, we may continue to experience insufficient liquidity for the foreseeable future.  We are currently evaluating potential means of raising cash, as described below, to fund our operations and to pay our debts as they come due. If we are unable to do so, we will be required to reduce our spending to align with expected revenue levels and cash reserves, although there can be no guarantee that we will be successful in doing so. If we are unable to do so, we will be required to suspend a portion or all of our operations and/or potentially seek relief from our creditors. We may not be able to secure financing in a timely manner or on favorable terms, if at all.

As described above and previously disclosed, the Company remains committed to the aggressive and creative pursuit of financing, despite great challenges to securing capital on our preferred terms. Any assets that are liquidated to meet our current urgent liquidity needs may produce proceeds that are less than the market or stated value of such assets and less than the proceeds that could have been obtained if they were liquidated in the ordinary course.  Due to the challenging economic environment, we have explored and continue to explore a wide variety of possible capital-raising and strategic transactions, including but not limited to private equity offerings, registered issuances, credit facilities, and convertible debt, or sale of the QHS Notes, as well as other innovative and specialty finance strategies such as a crypto asset treasury policy or business combination.   There is no guarantee that we will succeed in securing the financing or other strategic transaction needed to sustain the Company or that any such transaction will be on our preferred terms.

As a result of these factors, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the condensed consolidated financial statements for the quarter ended September 30, 2025 are issued. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (in thousands)

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(6,784)	$(6,407)
Investing activities	(51)	(67)
Financing activities	5,037	4,177
Net change in cash and cash equivalents	$(1,798)	$(2,297)

Net cash used in operating activities

During the nine months ended September 30, 2025, net cash used in operating activities of $6.8 million primarily related to the net loss of $11.8 million. This was partially offset by an increase in operating assets and liabilities of $0.8 million and non-cash adjustments related to change in fair value of royalties payable due to related parties of $2.1 million and acquired in-process research and development of $2.0 million.

During the nine months ended September 30, 2024, net cash used in operating activities of $6.4 million primarily related to the net loss of $11.0 million, partially offset by an increase in operating assets and liabilities of $0.2 million and non-cash adjustments primarily consisting of change in fair value of royalties due to related parties of $2.8 million and depreciation and amortization of $1.6 million.

Net cash used in investing activities

During the nine months ended September 30, 2025, net cash used in investing activities of $51 thousand consisted of purchases of property and equipment of $17 thousand and purchases of acquired in-process research and development of $34 thousand.

During the nine months ended September 30, 2024, net cash used in investing activities of $67 thousand consisted of purchases of property and equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2025, net cash provided by financing activities of $5.0 million consisted of net proceeds from issuance of common stock and other equity-classified instruments of $4.9 million, and proceeds from the issuance of notes payable of $0.3 million, partially offset by $0.2 million in payments on notes payable.

During the nine months ended September 30, 2024, net cash provided by financing activities of $4.2 million primarily consisted of proceeds from issuance of common stock and other equity-classified instruments of $2.6 million and proceeds from the issuance of notes payable due to related parties of $1.5 million.

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

Royalties payable

The Company is obligated to pay royalties related to the sales of LockeT and AMIGO System under various royalty agreements executed by Old Catheter. The Company recognizes a liability for royalty fees incurred and payable based on actual sales of products under current portion of royalties payable due to related parties in the condensed consolidated balance sheets. The Company recognizes a liability for future, estimated royalty payments at fair value under current portion of royalties payable due to related parties and royalties payable due to related parties in the condensed consolidated balance sheets if it is payable within the next 12 months and under royalties payable due to related parties in the condensed consolidated balance sheets if it is payable 12 months after the balance sheet date. The royalties payable due to related parties are remeasured at each reporting period. Changes in fair value of royalties payable due to related parties are recorded on the condensed consolidated statements of operations in the period in which they occur.

The fair value measurement of royalties payable due to related parties includes significant unobservable inputs that are not supported by any market data. Royalties payable due to related parties equal the present value of estimated future royalty payments. The Company applies an internally developed, revenue adjusted discount rate (“RADR”) to discount back the forecasted royalty payments. The RADR is based on the Company’s weighted average cost of capital (“WACC”) adjusted for the product revenue’s risk profile. The risk-free rate used to determine the cost of equity for the RADR is adjusted to be commensurate with the term of the royalty agreements. Furthermore, the Beta and Risk Premium used to determine the cost of equity are also adjusted to reflect the product revenue's volatility. All other inputs for the RADR and the Company’s WACC are the same.

New Accounting Pronouncements

See Note 2 in the condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of new accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows as applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman of the Board and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2025. Our objective in designing our disclosure controls and procedures is that they provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, due to the existence of the material weaknesses found in our internal controls over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. As disclosed in our Form 10-K for the year ended December 31, 2024, for the reasons set forth therein, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified material weaknesses in internal control over financial reporting related to our control environment that existed as of September 30, 2025, as described below.  Specifically, we identified material weaknesses with respect to (1) the lack of segregation of duties, (2) the lack of designed and operating review controls with respect to oversight of the financial reporting process, and (3) review of work performed by service providers with regards to (i) management's provision of inputs for valuations to a third-party provider and (ii) the Section 382 calculation in the tax provision in that the Company's provision did not reference the correct dates when determining ownership changes resulting in material changes in the amount of expiring net operating losses available to be utilized. Notwithstanding the identified material weaknesses, management believes that the Financial Statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations, shareholders’ equity and cash flows as of and for the periods presented.

Remediation Plan

Management has developed and implemented a remediation plan. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company will monitor the effectiveness of its remediation plan and will make changes management determines to be appropriate. Anticipated remediation measures include continuing assessment of the need to expand the Company’s current accounting and financial reporting teams to include individuals with requisite experience to meet the requirements associated with the increasing operations of a publicly traded company, establishment of policies and procedures to ensure full review and sign offs with respect to the inputs sent to third-party service providers as well as the reports and documentation upon the completion of their work prior to any adjustments being made to the financial statements, and establishment of policies and procedures to review the inputs to fair value and tax provision calculations as well as the outputs impacting the balance at each reporting period. In January 2025, we hired a new Chief Financial Officer and established additional controls intended to eliminate the disclosed material weaknesses.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, which were identified in connection with management's evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the information disclosed under Item 3 — "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

On  July 11, 2025, two short term promissory notes of $150 thousand each were issued by the Company’s majority-owned subsidiary KardioNav to David Jenkins, the Company's Chairman of the Board and Chief Executive Officer, and Lifestim, Inc., a company controlled by Mr. Jenkins, in exchange for an aggregate loan of $300 thousand. The promissory notes have a maturity date of  July 11, 2026, and interest rates of 4.2% per annum, with all principal and interest payable upon maturity.  As of September 30, 2025, $300 thousand of principal was outstanding on the notes.

The notes, including all principal and interest, accelerate and become immediately due and payable upon the occurrence of certain customary events of default, including failure to pay amounts owed when due, material breach of the Company’s representations or warranties (unless waived by the holders or cured within 10 days following notice), certain events involving the discontinuation of the Company’s business and/or certain types of proceedings involving insolvency, bankruptcy, receivership and the like.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 11/16/20)	8-K	001-38677	3.1	11/17/2020

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 09/30/22)	8-K	001-38677	3.1	9/20/2022

3.1.3A	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (filed 08/01/23, effective 08/17/23)	8-K	001-38677	3.1	8/4/2023

3.1.3B	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed 07/11/2024, effective 07/15/2024)	8-K	001-38677	3.1	7/12/2024

3.1.3C	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 1/13/2025)	10-K	001-38677	3.1	3/31/2025

3.1.3D	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 8/15/2025)	8-K	001-38677	3.1	8/15/2025

3.1.3E*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 10/17/2025)

3.1.4	Certificate of Designation of Series X Convertible Preferred Stock.	8-K	001-38677	3.1	1/13/2023

3.1.5	Certificate of Designation of Series A Preferred Stock.	8-K	001-38677	3.2	1/13/2023

3.1.6	Certificate of Designation of Series B Preferred Stock.	8-K	001-38677	3.1	5/13/2025

3.2.1	Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.2	10/1/2018

3.2.2	Amendment to Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.1	8/17/2022

4.1	Specimen common stock certificate of the Registrant.	S-1	333-226191	4.1	7/16/2018

4.10	Form of Series B Warrant offered in February 2022.	S-1/A	333-262195	4.9	2/3/2022

4.11	Form of Series C Warrant issued in July 2022	8-K	001-38677	4.1	7/22/2022

4.12	Warrant Agency Agreement, dated February 8, 2022, by and between the Registrant and American Stock & Trust Company LLC.	8-K	001-38677	4.4	2/9/2022

4.12.1	Amendment No. 1, dated July 22, 2022, to February 8, 2022 Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC.	10-Q	001-38677	4.7	8/15/2022

4.17	Form of Series I common stock Warrant issued September 2024	8-K	001-38677	4.2	9/6/2024

4.18	Form of Series J common stock Warrant issued September 2024	8-K	001-38677	4.3	9/6/2024

4.20	Form of Series K Warrant issued October 2024	8-K	001-38677	4.1	10/25/2024

4.21	Form of Placement Agent Warrant offered in October 2024	8-K/A	001-38677	4.2	11/4/2024

4.22	Form of Underwriters' Warrant offered in September 2024	S-1	333-279930	4.17	6/26/2024

4.23	Form of Warrant Agency Agreement dated as of September 3, 2024 entered into by and between the Registrant and Equiniti Trust Company, LLC	8-K	001-38677	4.5	9/6/2024

4.24	Form of Series L Warrant offered in May 2025.	8-K	001-38677	4.1	5/13/2025

10.1*	Short Term Promissory Note dated July 11, 2025 by and between KardioNav, Inc. and David A. Jenkins

10.2*	Short Term Promissory Note dated July 11, 2025 by and between KardioNav, Inc. and Lifestim, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*@	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*@	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

CATHETER PRECISION, INC. (Registrant)

Date: November 13, 2025	By:	/s/ David A. Jenkins
David A. Jenkins Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Philip Anderson
Philip Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)