Form 10-K
period 2025-12-31
Catheter Precision, Inc.
filed 2026-03-31
CIK 1716621

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2025 as reported by the NYSE American on such date was approximately $3.9 million. Shares of the registrant’s common stock held by each executive officer, director and other persons who may be deemed an affiliate of the registrant have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 20, 2026, the registrant had 2,692,473 shares of common stock, par value $0.0001, outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the 2026 Annual Meeting of Stockholders of Catheter Precision, Inc. are incorporated by reference into Part III, Item 13 of this report, or will be included in an amendment to this report if the proxy statement is not filed on or before April 30, 2026.

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

On February 17, 2025, we formed a new subsidiary, Cardionomix, Inc. ("Cardionomix"), to acquire certain assets previously held by Cardionomic, Inc. ("Cardionomic"), a third-party entity that had ceased operations. We own 82% of Cardionomix’s issued and outstanding common stock. Our Chief Executive Officer and Chairman of the Board and certain of his affiliates own 12%, while the remaining 6% of the outstanding common stock was issued to certain third parties as finder's fees for the asset acquisition (see Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included elsewhere in this Annual Report). On May 5, 2025, Cardionomix acquired certain assets primarily related to the Cardiac Pulmonary Nerve Stimulation ("CPNS") System previously held by Cardionomic (see Note 14, Asset Acquisition in the audited consolidated financial statements included elsewhere in this Annual Report). The CPNS System is a novel technology for the late-stage treatment of acute decompensated heart failure by stimulating the autonomic cardiac nerves to restore autonomic balance. Unless Cardionomix can obtain its own dedicated financing, the Company does not intend to allocate capital to fund the clinical development of the acquired assets.

On June 20, 2025, we formed a new subsidiary, KardioNav, Inc. ("KardioNav"), to pursue the advancement, development, and commercialization of certain intellectual property assigned to KardioNav. We transferred certain intellectual property related to the View into Ventricular Onset System ("VIVO" or "VIVO System") to KardioNav, while Chelak iECG, Inc. ("Chelak"), an unrelated third party, transferred certain patents related to a medical device designed to interface with implanted cardiac devices to KardioNav. KardioNav intends to integrate the VIVO mapping intellectual property with Chelak's assigned patents to develop a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. Research and development activities in animals and humans have begun. We own 57% of the subsidiary's issued and outstanding common stock, while Chelak owns 33% of the subsidiary’s issued and outstanding common stock. Our Chief Executive Officer and Chairman of the Board of Directors and certain of his affiliates own the remaining 10% of the subsidiary’s issued and outstanding common stock. KardioNav obtained its own financing in 2025. The Company does not intend to provide additional financial support to KardioNav. See Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included elsewhere in this Annual Report.

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

VIVO is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology procedures. The VIVO system has achieved a CE Mark allowing it to be sold in the European Union and has been placed at several hospitals in Europe. Initial FDA 510(k) Clearance in the United States was received in June 2019.

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

LockeT

LockeT, a suture retention device, is a sterile, Class I product that was registered with the FDA in February 2023. CE Mark approval was received in April 2025, at which time initial international shipments to distributors began. LockeT is indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure and is intended to temporarily secure sutures, aid clinicians in locating and removing sutures efficiently and promote hemostasis.

Clinical studies for LockeT began during 2023. The studies are planned to show the product’s effectiveness and benefits, including faster wound closure, earlier ambulation (than manual compression), potentially leading to faster hospital discharge, fewer complications than traditional vascular closure devices and lower costs for the healthcare provider and/or insurance payor. This data is intended to aid our marketing efforts and expand our indications for use with the FDA. See License and Other Agreements below.

The initial studies in 2023 demonstrated that the device works for its intended purpose and that the product is safe. This data was provided at several conferences in 2024 including the Western Atrial Fibrillation Symposium and the American Heart Association’s annual meeting. This same data was later accepted and published in August 2024 in the Journal of Cardiovascular Electrophysiology.

In 2024 a direct comparison of LockeT to manual compression (standard of care) was completed. This study concluded that LockeT appears to improve hemostasis and time to ambulation (TTA) without major complications, while limiting post-procedural time for groin management. The data was submitted to and accepted in 2025 at the annual American College of Cardiology conference.

In 2025, retrospective data was submitted and accepted at the annual Heart Rhythm Society (HRS) conference. This study evaluated the safety and efficacy of LockeT in large bore access for electrophysiology data. The data concluded LockeT showed a strong safety profile, low complication rates, and was effective hemostasis in large-bore access EP procedures, while offering a viable alternative to traditional closure devices. This same data was recently accepted in the Journal of Cardiac Electrophysiology and is anticipated to be published in early Q2 2026.

Additional LockeT studies are ongoing and Catheter Precision continues to evaluate new study opportunities that support marketing needs.

Our Solutions

Adoption of our VIVO System by electrophysiologists is expected to enhance their ability to identify arrhythmia locations and streamline procedures.

Non- invasive mapping prior to the ablation procedure provides a solution for patients that could not be ablated previously. First, many patients with VT do not tolerate anesthesia well. By providing a non-invasive solution to determine the ablation location, physicians are better able to understand where the arrhythmia originates and how easily one can access the ablation location, minimizing the amount of time that the patient may need to be anesthetized, and allowing many patients the ability to have an ablation that otherwise could not. Second, many patients are highly symptomatic, but do not have PVCs often. In these situations, the patients are often brought in for ablation procedures only to have no arrhythmia and sent home time and time again. In these instances, the physicians can monitor the patient prior to hospitalization and, with VIVO, obtain information about the arrythmia. In this way, the patient can still proceed to an ablation procedure without having PVCs on the day of surgery.

Non- invasive mapping also enables planning prior to the start of the procedure. This enables the physicians to better understand where they are targeting, which enables them to make advanced decisions about where they are navigating the catheter and which catheter(s) they are using, reducing both procedure time and cost.

The LockeT device is expected to provide patients with more comfort and faster ambulation than manual compression and reduce hospital cost while allowing for same day discharge.

Our Strategy

The goal of our life sciences business is to become a leading developer and marketer of electrophysiology products which provide patients, hospitals, and physicians with novel technologies and solutions to improve procedural outcomes and the lives of patients with cardiac arrhythmia and also reduce the time and cost per procedure. We intend to establish VIVO as an integral tool for cardiac electrophysiologists to reduce procedure time during ablation treatment of ventricular arrhythmias, patient complications and increase procedural success.  We also intend to further establish LockeT as a standard for wound closure, shortening time to achieve hemostasis while improving patient comfort at a lower cost per procedure than our competitors.  However, in order to attract capital to fund our operating losses while we pursue this strategy, we have also adopted a holding company structure within which we house and operate our FLYTE private aviation charter business which has the potential to quickly grow into a profitable subsidiary.

Customers

Our primary customers are hospitals providing cardiac electrophysiology lab procedures. We believe there are 2,000 to 3,000 EP labs in the U.S. and a similar number of labs outside of the U.S. performing approximately 600,000 ablation procedures annually.  During fiscal 2025, we had two individual customers that represented approximately 28% and 12% of our total revenues, respectively, and three customers (including the two just described) that in the aggregate represented approximately 50% of our total revenues.

Sales and Marketing

We market and sell our products domestically with direct salespeople and internationally with both direct and indirect sales through distributors.  Our salespeople average 10 years of electrophysiology sales experience and sell both VIVO and LockeT.  The sales team qualifies appropriate prospective customers, and with support from our direct clinical specialists they conduct product demonstrations, and support customer training and case usage. Internationally, our products are sold through distributors, supported by one full-time contracted sales consultant.

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

Research and Development

The major focus of our research and development team is to leverage our existing technology platform for new applications and improvements to our existing applications, including multiple engineering efforts to improve our current products. Future research and development efforts will involve continued enhancements to and cost reductions of VIVO and LockeT, and commercialization opportunities for the acquired Cardionomix and KardioNav technology. We will also explore the development of other products that can be derived from our core technology platform and intellectual property. Our research and development team works together with our commercial team to set development priorities based on communicated customer needs. The feedback received from our customers is reviewed and evaluated for incorporation into new products.

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

LockeT Royalty Agreement

In February 2022, we agreed to an assignment and royalty agreement, or the Royalty Agreement, for the LockeT device. Pursuant to the Royalty Agreement, we agreed to pay a royalty fee of 5% on net sales up to $1 million. Thereafter, if a patent for the LockeT device is obtained from the U.S. Patent and Trademark Office, we will pay a royalty fee of 2% of net sales up to a total of $10 million in royalties. In addition, at the time of the Merger, additional royalty rights with respect to LockeT device were granted to certain holders, or the Noteholders, of Old Catheter’s outstanding convertible promissory notes, including our Chief Executive Officer, David Jenkins, and certain of his affiliates, in exchange for forgiveness of the interest that had accrued under those notes but remained unpaid, pursuant to the terms of certain Debt Settlement Agreements. The Debt Settlement Agreements provided for the Noteholders to receive, in the aggregate, approximately 12% of the net sales, if any, of the LockeT device, commencing upon the first commercial sale through December 31, 2035.  On December 31, 2025, we entered into the Series J Exchange Agreement ("Royalty Right Exchange") with Mr. Jenkins and certain of his affiliates to exchange future and accrued royalty rights of $2.7 million for an aggregate of 9,490 shares of the Company's newly designated Series J Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share. We derecognized $2.7 million of royalties payable due to related parties and recognized the fair value of the Series J Convertible Preferred Stock of $5.3 million in additional paid-in capital in the accompanying consolidated balance sheets included elsewhere in this Annual Report. The difference between the fair value of the Series J Convertible Preferred Stock and the fair value of the royalties payable due to related parties of $2.6 million was recorded as loss on debt extinguishment in the accompanying consolidated statements of operations included elsewhere in this Annual Report.

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

LockeT underwent MDR review and approval via the Notified Body. CE Mark was received in April 2025.

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

Employees

As of March 18, 2026, we had a total of 17 employees, including 17 full-time employees, which include finance and administrative, research and development, sales and marketing and clinical professionals.   We also have retained a total of 2 people as independent contractors. We are planning to increase our sales force in support of product launches but currently have no other plans to increase our staff.

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

Our operations to date have consumed substantial amounts of cash and our business, including the business of Old Catheter conducted prior to its being acquired by the Company, sustained negative cash flows from operations for the last several years.  In addition, our auditors’ report on our financial statements included in this Form 10-K contains an explanatory paragraph about the substantial doubt to continue as a going concern.  As of March 18, 2026, we have approximately $548 thousand in cash and cash equivalents, which, together with our anticipated cash from operations, is not adequate to meet our working capital needs through the remainder of 2026, and our business is currently not profitable.  During 2025, we raised approximately $4.9 million in net proceeds from securities transactions, but operating costs and other negative cash flows have substantially depleted our cash.  As a result, we will require additional future capital infusions including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to execute our strategic vision. However, there can be no assurances that we can complete any financings, strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us. In addition, any additional equity financing will be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed could materially harm our business, financial condition, and results of operations.  See “—We have entered into joint marketing agreements with respect to our products, and may enter into additional join marketing agreements, that will reduce our revenues from product sales,” and “—Royalty agreements with respect to LockeT, the surgical vessel closing pressure device, will reduce any future revenues from this product.”

Our business has a history of losses and will incur additional losses, and we may never achieve profitability.

Our current business primarily derives revenues from the View into Ventricular Onset System or VIVO™ System (“VIVO” or “VIVO System”) and our LockeT product. VIVO is FDA cleared, and CE marked, having received FDA 510(k) clearance in June 2019.  Old Catheter began a limited commercial launch of VIVO in the third quarter of 2021, and we began a full-scale launch in 2023 in conjunction with the expansion of a direct sales force in the U.S.  Our current business strategies include a plan to expand uses for VIVO, which will require additional clearances.  LockeT, a suture retention device, is a sterile, Class I product that was registered with the FDA in February 2023.  CE Mark approval was received in April 2025, at which time initial international shipments to distributors began.  While we do generate revenue, we are currently operating at a loss, and there is no guarantee that we will be able to grow revenues enough to offset our costs and achieve profitability. To date, we have not been profitable, and our accumulated deficit was approximately $309.5 million at December 31, 2025.  Historically, aside from Merger costs, our losses have resulted principally from costs incurred in research and development, and from general and administrative costs associated with our operations.  During the 2025 we raised approximately $4.9 million in net proceeds from securities transactions, but operating costs and negative cash flows have substantially depleted our cash. However, in order to continue the commercialization of our assets consistent with our vision, we will need to conduct substantial additional research, development and clinical trials.  Our business strategy also includes expanding uses for our products which will require us to seek additional regulatory clearances in the United States and abroad, and we also must continue to expand our patents in order to obtain meaningful patent protection for and establish freedom to commercialize our product candidates. We must also complete further clinical trials and seek regulatory approvals for any new product candidates we discover, license or acquire. We cannot be sure whether and when we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future. We may never achieve profitability.  Our current cash flows are not sufficient to fund our current operations, and we believe that we will need to complete additional financings within the next three to six months. Additionally, please see Note 18, Subsequent Events in our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding certain financing which occurred in the first quarter of 2026.

Risks Related to Our Internal Controls

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

Our goal to achieve profitability is dependent upon establishing VIVO as an integral tool used by cardiac electrophysiologists during ablation treatment of ventricular arrhythmias, as well as upon developing and marketing new products, such as LockeT, the wound closure device, and our PeriKard products, and the successful build out of our U.S. commercial infrastructure and sales force.  During fiscal 2025, over 70% of our revenues were derived from four customers, two of whom represented over half of our revenues.  In today’s healthcare environment, the process for new technologies to be adopted and penetrate market share has become more complex, with the need to win over multiple stakeholders within clinical, administrative and support teams in hospitals, and increasingly we must target the administrators in integrated delivery networks. To accomplish this, we will need to:

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

●	Develop new products, including potentially our Cardionomix and KardioNav products.

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

In February 2022, Old Catheter agreed to an assignment and royalty agreement for the Surgical Vessel Closing Pressure Device (“LockeT”). Pursuant to the agreement, Old Catheter agreed to pay a royalty fee of 5% on net sales of up to $1 million. Thereafter, if a patent for the Surgical Vessel Closing Pressure Device is obtained from the U.S. Patent and Trademark Office, Old Catheter will pay a royalty fee of 2% of net sales up to a total of $10 million in royalties. In addition, at the time of our merger with Old Catheter, additional royalty rights with respect to LockeT were granted to certain holders (the “Noteholders”) of Old Catheter’s outstanding convertible promissory notes in exchange for forgiveness of the interest that had accrued under those notes but remained unpaid, pursuant to the terms of certain Debt Settlement Agreements. The agreements provide for the Noteholders to receive, in the aggregate, approximately 12% of the net sales, if any, of the Surgical Vessel Closing Pressure Device, commencing upon the first commercial sale through December 31, 2035.   On December 31, 2025, we entered into the Series J Exchange Agreement ("Royalty Right Exchange") with certain Noteholders to exchange future and accrued royalty rights of $2.7 million for an aggregate of 9,490 shares of the Company's newly designated Series J Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share. We derecognized $2.7 million of royalties payable due to related parties and recognized the fair value of the Series J Convertible Preferred Stock of $5.3 million in additional paid-in capital in the accompanying consolidated balance sheets included elsewhere in this Annual Report.  As a result, even if the Surgical Vessel Closing Pressure Device is successfully developed and marketed, our revenues from this device will be reduced by the amount of these royalties.

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

The impact of the ongoing Russia-Ukraine, Israel-Gaza and Iran military conflicts, and other actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have affected, and may continue to affect, our business and results of operations, including our supply chain.

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region has occurred. The impact to Ukraine, as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions and military actions could have a material adverse effect on our operations.  Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our supply chains and affect the delivery of our products and services or impair our ability to complete financial or banking transactions.  We may suffer similar adverse effects from the Israel-Gaza conflict which has been ongoing since October 2023.  More recently, the Iran conflict in the middle east may also adversely effect our business.

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

As of December 31, 2025, we had net operating loss carryforwards, or NOLs, available of approximately $112.7 million for federal income tax purposes and $56 million for state income tax purposes. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. These NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by 5% stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. We completed an IRC Section 382 analysis regarding the limitation of net operating losses through December 31, 2025, and determined that ownership changes occurred in during 2024 and 2025.  Accordingly, utilization of our NOLs is subject to an annual limitation for federal tax purposes under IRC Section 382. Due to the changes in control, we estimated that $46.4 million of the $112.7 million federal NOLs are effectively eliminated, according to IRC Section 382. In addition, $40.6 million of our $56 million in state NOLs were also eliminated. As a result of these eliminations, our ability to utilize the federal and state NOLs were reduced to $66.3 million and $15.4 million, respectively.

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

Prior to our listing on the New York Stock Exchange in September 2018, there was no public market for shares of our common stock. Although our common stock is now listed on the NYSE American, the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active trading market for our shares may not be sustained in the future. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this Risk Factors section and elsewhere in this Annual Report, these factors include:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 20, 2026, we had 2,692,473 outstanding shares of our common stock and outstanding options to purchase up to 149,967 shares of our common stock, as well as 1,136,595 shares subject to outstanding warrants that are currently out of the money. We also had 1,650.256 outstanding shares of our Series B Convertible Preferred stock convertible into approximately 916,997 shares of our commons stock, 3,470 outstanding shares of our Series C-1 Convertible Preferred stock convertible into approximately 2,426,573 shares of our common stock, and 9,489.488 outstanding shares of our Series J convertible Preferred stock convertible into approximately 6,083,005 shares of our common stock.  In addition, as of March 20, 2026, we had convertible promissory notes convertible into approximately 733,134 shares of our common stock.

In July 2023, we adopted the 2023 Equity Incentive Plan, or the 2023 Plan.  As of March 20, 2026, 263,221 shares were available for issuance as new awards under the 2023 Plan, options to purchase 122,790 shares were outstanding.  The 2023 Equity Incentive Plan provides for quarterly increases in the number of shares authorized for issuance under the Plan based on a percentage of the increase in the number of shares outstanding during the quarter.  We assumed options to purchase 3,967 shares in connection with the merger with Old Catheter, and as of March 20, 2026, 862 of these options remained outstanding.  We issued to officers of the Company non-plan options to purchase 149,967 shares, which were outstanding as of March 20, 2026.  If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, this could result in additional dilution and the trading price of our common stock could decline.

Further, additional capital may be needed in the future to continue our planned operations, including commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material and substantial dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.  Additionally, please see Note 18, Subsequent Events in our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding certain financing which occurred in the first quarter of 2026.

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

Shares of our common stock are currently listed on the NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity, minimum public float, and a minimum number of public stockholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in the opinion of NYSE American, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. On August 31, 2022, we received a deficiency letter from the NYSE American indicating that we were not in compliance with Section 1003(f)(v) of the NYSE American Company Guide, because shares of our common stock have been selling for a low price per share for a substantial period time. We have since regained compliance with this Section, but there can be no guarantee that our stock price will not fall below the required levels again.  We also received similar letters related to our late Form 10-Q filings during 2023, but we have since filed all late Forms and have remedied those deficiencies.

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

ITEM 2. PROPERTIES

Our manufacturing, inventory and order fulfillment activities for VIVO are performed in our approximate 2,000 square foot headquarters facility in Fort Mill, South Carolina under a lease that expires in January 2029. We conduct administrative and accounting activities in an approximate 1,100 square foot facility in Augusta, New Jersey under a lease that expires in December 2027. Administrative activities are also conducted in an approximate 1,200 square foot facility in Park City, Utah under a lease that expires in April 2026.

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

On March 20, 2026, the last reported sales price of our common stock was $1.23 and, according to our transfer agent, as of March 20, 2026, there were 69 record holders of our common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the period ended December 31, 2025 (this "Annual Report"). The following discussion and analysis of our financial condition and results of operations contain forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in Item 1A. Risk Factors of this Annual Report, many of which are outside of our control. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

Overview

Catheter Precision, Inc. was incorporated in California on September 4, 2002, and reincorporated in Delaware in July 2018. Catheter was initially formed to develop, commercialize, and market its advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases. On January 9, 2023, we merged with the former Catheter Precision, Inc. ("Old Catheter”), a privately held Delaware corporation (the "Merger”), which became our wholly owned subsidiary. Our current activities primarily relate to Old Catheter’s historical business, which comprises the design, manufacture and sale of new and innovative medical technologies focused in the field of cardiac electrophysiology ("EP").

On February 17, 2025, we formed a new subsidiary, Cardionomix, Inc. ("Cardionomix"), to acquire certain assets previously held by Cardionomic, Inc. ("Cardionomic"), a third-party entity that had ceased operations. We own 82% of Cardionomix’s issued and outstanding common stock. Our Chief Executive Officer and Chairman of the Board and certain of his affiliates own 12%, while the remaining 6% of the outstanding common stock was issued to certain third parties as finder's fees for the asset acquisition (see Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included elsewhere in this Annual Report). On May 5, 2025, Cardionomix acquired certain assets primarily related to the Cardiac Pulmonary Nerve Stimulation ("CPNS") System previously held by Cardionomic (see Note 14, Asset Acquisition in the audited consolidated financial statements included elsewhere in this Annual Report). The CPNS System is a novel technology for the late-stage treatment of acute decompensated heart failure by stimulating the autonomic cardiac nerves to restore autonomic balance. Unless Cardionomix can obtain its own dedicated financing, the Company does not intend to allocate capital to fund the clinical development of the acquired assets.

On June 20, 2025, we formed a new subsidiary, KardioNav, Inc. ("KardioNav"), to pursue the advancement, development, and commercialization of certain intellectual property assigned to KardioNav. We transferred certain intellectual property related to the View into Ventricular Onset System ("VIVO" or "VIVO System") to KardioNav, while Chelak iECG, Inc. ("Chelak"), an unrelated third party, transferred certain patents related to a medical device designed to interface with implanted cardiac devices to KardioNav. KardioNav intends to integrate the VIVO mapping intellectual property with Chelak's assigned patents to develop a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. Research and development activities in animals and humans have begun. We own 57% of the subsidiary's issued and outstanding common stock, while Chelak owns 33% of the subsidiary’s issued and outstanding common stock. Our Chief Executive Officer and Chairman of the Board of Directors and certain of his affiliates own the remaining 10% of the subsidiary’s issued and outstanding common stock. KardioNav obtained its own financing in 2025. The Company does not intend to provide additional financial support to KardioNav. See Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included elsewhere in this Annual Report.

One of our two primary products is the VIVO System, which is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to EP procedures.

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

Our second and newest primary product, LockeT® ("LockeT”), is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure. LockeT is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently. LockeT is a sterile Class I product that was registered with the FDA in the U.S. We recognized our first sale of LockeT in May 2024. In September 2024, we received notification of the issuance of our first LockeT patent in the country of China and we also completed a Middle East distribution agreement for LockeT.

In April 2025, we received notification of the issuance of our first LockeT patent in the U.S. by the United States Patent and Trademark Office. We also obtained the CE Mark approval for LockeT, permitting the marketing and sale of LockeT in the European Union, Switzerland and Turkey. Since receipt of the CE Mark, we have signed agreements with new distributors in the United Kingdom, Italy, Spain, Portugal, Switzerland, the Middle East, South Africa and Brunei.

In February 2026, we entered into an Acquisition Purchase Agreement with SEG Jets LLC ("SEG Jets"), whereby we agreed to acquire 19.98% of the issued and outstanding shares of common stock of Fly Flyte, Inc. ("FLYTE") held by SEG Jets in exchange for 5,250 shares of our newly designated Series D Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share, for an aggregate stated value of $5.3 million, subject to customary closing conditions and stockholder approval. In March 2026, we entered into a Securities Purchase Agreement with Creatd, Inc. ("Creatd"), whereby we acquired 80.02% of the remaining issued and outstanding shares of common stock of FLYTE and 100% of the membership interests of Ponderosa Air, LLC ("Ponderosa"), subject to closing conditions. As consideration for the acquired equity interests in FLYTE and Ponderosa, we agreed to pay $11.6 million as follows: (A) cash consideration $0.8 million due at closing, (B) $5.0 million in principal amount of a promissory note, and (C) 5,778 shares of Series D Convertible Preferred Stock for an aggregate stated value of $5.8 million. As a result of these transactions,  we now own 100% of the issued and outstanding common stock of FLYTE common stock and 100% of the membership interests of Ponderosa.

Our business strategy is to become a leading medical device company in the field of cardiac electrophysiology developing and selling electrophysiology products to provide patients, hospitals, and physicians with novel technologies and solutions to improve the lives of patients with cardiac arrhythmias and reduce cost per procedure. We aim to establish VIVO as an integral tool used by cardiac electrophysiologists during ablation treatment of ventricular arrhythmias by reducing procedure time and patient complications and increasing procedural success.

However, in order to attract capital to fund our operating losses while we pursue this strategy, we have also adopted a holding company structure within which we house and operate our FLYTE private aviation charter business which has the potential to quickly grow into a profitable subsidiary.  FLYTE is a technology-enabled regional air mobility company operating a growing fleet of Cirrus Vision Jets. Focused on high frequency, short haul markets, FLYTE is providing a faster, safer, and more efficient alternative to commercial and existing private charter air travel.  Flight operations are conducted through FLYTE’s wholly owned subsidiary, Ponderosa Air, LLC, an FAA certified Part 135 air carrier. With certified aircraft, active revenue generating operations and scalable fleet expansion underway, FLYTE is seeking to build a disciplined, asset backed aviation infrastructure designed to serve underserved regional markets.

Recent Developments

PeriKard Asset Acquisition

On January 14, 2025, we entered into a Membership Interest Purchase Agreement ("Agreement”) with Cardiofront, LLC (the "Seller”) to purchase the issued and outstanding membership interests of PeriKard, LLC, a wholly-owned subsidiary of Seller. The primary purpose of the acquisition was to purchase patented technology for commercialization within the broader cardiac treatment and electrophysiology industry. Pursuant to the Agreement, we issued 14,473 shares of our common stock valued at $113 thousand to the Seller in exchange for 100% of the membership interests of PeriKard, LLC. Furthermore, we may be obligated to make royalty payments equal to 10% of net sales of the pericardial access kit for five years following the closing date. The PeriKard pericardial access kit is a medical procedure kit and method for draining fluid from an organ. The technology is in development and has not been commercialized. This transaction closed on January 24, 2025.

The acquisition was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology. The patent was determined to be in-process research and development ("IPR&D") with no alternative future use, and accordingly, we recognized $119 thousand, consisting of $113 thousand of stock consideration and $6 thousand of direct transaction costs, as acquired in-process research and development in the audited consolidated statements of operations for the year ended December 31, 2025. As of December 31, 2025, we have not recognized a liability for the contingent royalty payments because they are currently not probable or reasonably estimable.

On December 31, 2025, in connection with the second amendment of the Related Party Notes described in Note 7, Notes Payable, the Company sold the Perikard membership interests for de minimis proceeds to Mr. Jenkins. The disposal primarily related to the previously acquired patent for pericardial access technology. At the time of the disposal, we did not owe the Seller any royalty payments and our obligation to pay any royalty payments in the future terminated at the time of disposal.  Because the patent was fully expensed as IPR&D at the time of acquisition and Perikard held no other assets or liabilities, no impairment or other charges were recognized in connection with the disposal. See Note 7, Notes Payable, in the audited consolidated financial statements included elsewhere in this Annual Report for additional information..

Cardionomic Asset Acquisition

On May 5, 2025, Cardionomix acquired the CPNS System. As consideration to Cardionomic, we issued 52,631 shares of our restricted common stock valued at $0.3 million, and Cardionomix issued a promissory note valued at $1.3 million ("Note Payable”). The Note Payable was issued with a principal balance of $1.5 million and stated interest of 4% per annum with no interest or principal payable until the maturity date, which is three years following the date of issuance. The acquisition was accounted for as an asset acquisition consisting primarily of the CPNS System, which was deemed to be an IPR&D Asset with no alternative future use. Accordingly, we recognized $1.9 million, consisting of $0.3 million of stock consideration, $1.3 million of note payable, and $0.3 million of direct transaction costs, as acquired in-process research and development in the audited consolidated statement of operations for year ended December 31, 2025.

The minority equity interest holders are presented as non-controlling interests in the accompanying audited consolidated balance sheets, statements of operations, and statements of stockholders’ equity as of and for the year ended December 31, 2025.

May 2025 PIPE Financing

On May 12, 2025, we entered into a Securities Purchase Agreement ("Securities Purchase Agreement”) for a private placement with three institutional investors ( "May 2025 PIPE Financing”). Pursuant to the Securities Purchase Agreement, we sold an aggregate of (i) 1,500 PIPE Units and (ii) 1,500 additional shares of a new series of preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share. Each PIPE Unit consists of: (i) one share of Series B Convertible Preferred Stock and (ii) Series L common stock purchase warrants ("Series L Warrants") to purchase approximately 150 shares of common stock at an exercise price of $9.50 per share. As consideration for the PIPE Units and Series B Convertible Preferred Stock, we collected gross proceeds of $1.5 million in cash and QHSLab Notes, previously held by one of the investors, valued at $864 thousand as of May 12, 2025, before deducting placement agent fees and offering expenses of $0.4 million (collectively, "Placement Agent Fees”).

The Series L Warrants are currently exercisable and expire on January 25, 2031. Each Series L Warrant is exercisable into one share of common stock and may be cashless exercised under certain circumstances. The exercise price of the Series L Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting common stock. The Series L Warrants are callable for $0.19 per share, if the volume-weighted average price of our common stock for 20 consecutive trading days exceeds $28.50 per share and the Series L Warrants have not been exercised.

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

We determined that the Series L and Placement Agent Warrants do not require liability classification pursuant to ASC 480. Furthermore, the Series L and Placement Agent Warrants do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the Series L and Placement Agent Warrants were recorded to additional paid-in capital in the audited consolidated balance sheets.

See Note 11, Equity Offerings in the audited consolidated financial statements included elsewhere in this Annual Report for additional information on the provisions for the Series L and Placement Agent Warrants. See Note 12, Preferred Stock, in the audited consolidated financial statements included elsewhere in this Annual Report for additional information on the Series B Convertible Preferred Stock issued in connection with the May 2025 PIPE Financing.

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

During the year ended December 31, 2025, we issued 115,913 shares of common stock upon the conversion of 771 shares of our Series B Convertible Preferred Stock.

At the Market Offering Agreement

On May 19, 2025, we entered into an At Market Offering Agreement (the "ATM Agreement”) with Ladenburg. Based on the original prospectus supplement filed by us, under the ATM Agreement, we could offer and sell up to $1.3 million of shares of common stock, par value $0.0001 per share, through Ladenburg. On June 13, 2025, we filed a prospectus supplement increasing the aggregate amount available to be sold to $3.2 million under the ATM ("Shares"). On August 7, 2025, we filed a prospectus supplement, which supersedes and replaces the prospectus supplement dated June 13, 2025, increasing the aggregate amount of shares available to be sold to $4.3 million. The Shares have been and will continue to be issued pursuant to our previously filed and effective Registration Statement on Form S-3 (File No. 333-284217), which was initially filed with the Securities and Exchange Commission on January 10, 2025 and declared effective on January 22, 2025.

We have no obligation to sell, and Ladenburg is not obligated to buy or sell, any of the shares under the ATM Agreement and may at any time suspend offers under the ATM Agreement. The ATM Agreement will terminate upon the earlier of (i) the issuance and sale of all of the shares through Ladenburg on the terms and subject to the conditions set forth in the ATM Agreement or (ii) termination of the ATM Agreement as otherwise permitted thereby. The ATM Agreement may be terminated at any time by either party upon five (5) business days’ prior notice, or by Ladenburg at any time in certain circumstances, including the occurrence of a material adverse effect on our Company.

We have agreed to pay Ladenburg a commission equal to 3% of the aggregate gross proceeds from sale of its shares of common stock.

As of December 31, 2025, 887,852 shares of common stock had been sold under the ATM Agreement for gross proceeds of $4.0 million before deduction of commission and offering expenses of $0.3 million.

On November 21, 2025, we filed a Current Report on Form 8-K announcing the termination of the ATM Agreement effective as of November 24, 2025.

KardioNav

On June 20, 2025, we formed KardioNav to pursue the advancement, development, and commercialization of certain intellectual property assigned to KardioNav. We transferred certain intellectual property related to the VIVO System to KardioNav, while Chelak transferred certain patents related to a medical device designed to interface with implanted cardiac devices to KardioNav. KardioNav intends to integrate the VIVO mapping intellectual property with Chelak's assigned patents to develop a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. Research and development activities are in the planning phase for this medical device.

The minority equity interest holders are presented as non-controlling interest in the accompanying audited consolidated balance sheet, statement of operations, and statement of stockholders’ equity included elsewhere in this Annual Report as of and for the year ended December 31, 2025. See Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included elsewhere in this Annual Report for additional information.

Convertible Notes Payable

On December 26, 2025, we issued an unsecured convertible notes payable with a principal amount of $102 thousand and a discount of $2 thousand to Boot Capital LLC for cash proceeds of $100 thousand. We further issued an unsecured convertible note payable with a principal amount of $204 thousand and a discount of $4 thousand to Vanquish Funding Group Inc. for cash proceeds of $200 thousand. The convertible notes payable have a maturity date of September 30, 2026 and stated interest rate of 10% per annum, which shall be payable when the principal amount is due. Any principal amount or interest that is not paid when due shall bear the default interest of 22% per annum.

In accordance with the fair value option, the convertible notes payable were recorded at fair value in the accompanying consolidated balance sheets included elsewhere in this Annual Report. Changes in fair value of convertible notes payable along with interest expense are recorded under change in fair value of convertible notes payable in the accompanying consolidated statements of operations included elsewhere in this Annual Report.

See Note 8, Notes Payable in the audited consolidated financial statements included elsewhere in this Annual Report for additional information.

Modification of Related Party Notes

On December 31, 2025, we entered into the second amendment of the Related Party Notes, which extended the maturity date of the notes payable to the Jenkins Family Charitable Institute to January 31, 2028, and the notes payable to FatBoy Capital, L.P. ("FatBoy") and Mr. Jenkins to January 31, 2029. As part of the second amendment, we issued 170,000 Series M Warrants to FatBoy and Mr. Jenkins, respectively, and transferred the Perikard membership interests to Mr. Jenkins for de minimis proceeds. All other terms and conditions remained unchanged.

The second amendment was accounted for as a debt extinguishment since the amended terms and conditions were substantially different from prior terms and conditions. We derecognized the net carrying amount of the original Related Party Notes and recorded the amended Related Party Notes at fair value. Since the fair value of the amended Related Party Notes of $1.7 million was greater than the principal balance of $1.5 million, we recognized a premium of $0.2 million as of December 31, 2025. The difference between the reacquisition price, which is the sum of the fair values of the amended Related Party Notes, Perikard membership interests, and Series M Warrants, and the net carrying amount of the original Related Party Notes of $0.6 million was recorded as loss on debt extinguishment in the accompanying audited consolidated statements of operations included elsewhere in this Annual Report.

See Note 8, Notes Payable in the audited consolidated financial statements included elsewhere in this Annual Report for additional information.

Each Series M Warrant is exercisable for shares of the Company’s common stock at an exercise price of $1.56 per share.  The Series M Warrants are not exercisable until Stockholder Approval is obtained, and expire 5.5 years thereafter. Each Series M Warrant is exercisable into one share of the Company's common stock and may be exercised on a cashless basis under certain circumstances. The exercise price of the Series M Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company's common stock. The Series M Warrants are callable by the Company for $0.01 per share if the volume-weighted average price of the Company's common stock for 20 consecutive trading days exceeds $1.50 per share and the Series M Warrants have not been exercised. Stockholder approval has not been obtained.

The Company assessed the Series M Warrants and determined that they do not require liability classification pursuant to ASC 480. Furthermore, the Series M Warrants do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the fair value of the Series M Warrants of $509 thousand was recorded as an increase to additional paid-in capital in the consolidated balance sheets.

See Note 11, Equity Offerings in the audited consolidated financial statements included elsewhere in this Annual Report for additional information on the provisions for the Series M Warrants.

Royalty Payable Exchange

On December 31, 2025, we entered into the Series J Exchange Agreement ("Royalty Right Exchange") with Mr. Jenkins and FatBoy to exchange future and accrued royalty rights of $2.7 million for an aggregate of 9,490 shares of the Company's newly designated Series J Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share. We derecognized $2.7 million of royalties payable due to related parties and recognized the fair value of the Series J Convertible Preferred Stock of $5.3 million in additional paid-in capital in the accompanying consolidated balance sheets included elsewhere in this Annual Report. The difference between the fair value of the Series J Convertible Preferred Stock and the fair value of the royalties payable due to related parties of $2.6 million was recorded as loss on debt extinguishment in the accompanying consolidated statements of operations included elsewhere in this Annual Report.

See Note 12, Preferred Stock, in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the Series J Convertible Preferred Stock issued in connection with the Royalty Right Exchange.

One of the third-party Noteholders remained a party to the royalty agreement and associated payable as of December 31, 2025.

February 2026 Private Placement

On February 6, 2026, we entered into a Securities Purchase Agreement with certain accredited investors for a private placement financing and issued an aggregate of (i) 392,608 shares of our common stock, par value $0.0001 per share, at a per share purchase price of $1.43 and (ii) 1,616.33 shares of newly designated Series C-1 Convertible Preferred Stock par value $0.0001 per share, with a stated value of $1,000 per share for gross proceeds of $2.2 million. The investors agreed to purchase newly designated Series C-2 and Series C-3 Convertible Preferred Stock, par value $0.0001 per share, with stated values of $1,000 per share, under additional closings for aggregate gross proceeds of $1.6 million per closing. The additional closings are subject to certain closing conditions, including stockholder approval to issue shares of common stock in excess of 19.99% of our issued and outstanding shares of common stock and to effect a reverse stock split (“Stockholder Approval”) and, solely with respect to the closing of the Series C-3 Convertible Preferred Stock, declaration of the effectiveness of the Registration Statement filed for the resale of the common stock underlying the Series C-1, C-2, and C-3 Convertible Preferred Stock. The investors also have the right, but not the obligation, to purchase up to an aggregate of $39.2 million of Series C-4 Convertible Preferred Stock, par value $0.0001 per share, with stated value of $1,000 per share in one or more closings.

February 2026 Warrant Exercise and Series B Convertible Preferred Stock Conversion Inducement

In February 2026, the Company agreed to lower the exercise price of existing warrants and the conversion price of the Series B Convertible Preferred Stock to $1.78 per share for certain holders as consideration for exercising the existing warrants and converting the Series B Convertible Preferred Stock, resulting in aggregate proceeds of $0.4 million.

March 2026 Private Placement

On March 9, 2026, we entered into an additional Securities Purchase Agreement with certain accredited investors for a private placement financing pursuant to which the investors agreed to purchase 1,853 shares of Series C-1 Convertible Preferred Stock, par value of $0.0001 per share and stated value of $1,000 per share, for aggregate gross proceeds of $1.9 million. The investors agreed to purchase newly designated Series C-2 and Series C-3 Convertible Preferred Stock, par value $0.0001 per share, with stated values of $1,000 per share, under additional closings for aggregate gross proceeds of $1.9 million per closing. The additional closings are subject to closing conditions, including approval from our stockholders to issue shares of common stock in excess of 19.99% of our issued and outstanding shares of common stock and, solely with respect to the closing for the Series C-3 Convertible Preferred Stock, effectiveness of the Registration Statement filed to register the resale of common stock underlying the Series C-1, C-2, and C-3 Convertible Preferred Stock. The investors also have the right, but not the obligation, to purchase up to an aggregate of $35.6 million of Series C-4 Convertible Preferred Stock, par value $0.0001 per share, with stated value of $1,000 per share in one or more closings.

FLYTE Acquisition

Refer to Overview and Note 18, Subsequent Events in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.

Components of our results of operations for the years ended December 31, 2025 and 2024

Revenues

Our current activities primarily relate to the design, manufacture and sale of new and innovative medical technologies in the field of cardiac electrophysiology. Our two primary products are (i) the VIVO System and (ii) the LockeT device.

The VIVO System provides 3D cardiac mapping to aid with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. Customers also have the option to purchase software upgrades in advance at contract inception. We invoice the customer for VIVO System and related software upgrade services after physical possession and control of VIVO System has been transferred. Subsequent renewals for software upgrade services are invoiced at inception of the renewed term. The timing of payment for the corresponding invoices depends on the credit terms identified in each contract. We recognize revenues for VIVO System at the point in time that the product is delivered to the customer. We recognize revenues for software upgrade services evenly over time over the term of the contract. The software upgrade services revenues during the years ended  December 31, 2025 and 2024 were not material.

LockeT is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure. We recognize sales of LockeT at the point in time that the product is delivered to the customer.

We are a business that has operations within multiple countries. During the years ended December 31, 2025 and 2024, approximately 20% and 34% of our sales were derived from customers outside the United States, respectively.

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

Loss on impairment of intangible assets

Loss on impairment of intangible assets consists of non-cash charges recognized when events or changes in circumstances indicate that the carrying amount of our long-lived intangible assets or related asset group may not be recoverable.

Loss on debt extinguishment

Loss on debt extinguishment consists of charges recognized when debt or other contractual obligations are settled, exchanged or otherwise extinguished and the reacquisition price exceeds the net carrying amount of the liability. Such losses may arise from amendments accounted for as extinguishments, exchanges of liabilities for equity instruments, or the transfer of other consideration in connection with the settlement of outstanding obligations.

Results of operations for the years ended December 31, 2025 and 2024

The following table sets forth the results of our operations for the periods presented (in thousands):

	For the Year Ended December 31,
	2025	2024	Change
Revenue	$819	$420	$399
Cost of revenues	63	42	21
Selling, general and administrative expenses	12,075	11,349	726
Research and development expenses	862	272	590
Acquired in-process research and development expenses	1,967	—	1,967
Loss on impairment of intangible assets	6,995	—	6,995
Change in fair value of royalties payable due to related parties	5,709	(2,239)	7,948
Loss on debt extinguishment	(3,260)	—	(3,260)
Net loss on trading debt securities	(564)	—	(564)
Other (expense) income, net (1)	(247)	(20)	(227)
Income tax provision (benefit)	(1,810)	3,141	(4,951)

(1)          Constitutes the operating activities within other income (expense), net in the audited consolidated statements of operations, except for the change in fair value of royalties payable, loss on debt extinguishment, and net loss on trading debt securities that are presented separately in the table above.

Revenues

The increase in revenues of approximately $399 thousand for the year ended December 31, 2025 as compared to the prior year was due to an increase of $408 thousand in LockeT sales and $3 thousand in licensing fees for VIVO software upgrade services, partially offset by a $12 thousand decrease in VIVO System sales. The increase in LockeT sales is primarily the result of our sales team's efforts to prove the procedural efficiency, cost-effectiveness and improved patient experience from the use of LockeT devices compared with incumbent or competing closure devices to prospective new hospital customers. Accordingly, we have entered into long-term contracts with a number of these hospitals, which has resulted in an increase in initial and repeat customer orders as the LockeT devices are used and consumed in clinical procedures. The decrease in VIVO System sales was primarily driven by an overall reduction in VIVO patch sales in the European Union ("EU"), which accounted for the majority of product sales in 2024. This decline was primarily attributable to reduced sales efforts resulting from changes in commercial leadership and the prolonged medical leave of a key EU-based sales consultant throughout the year ended December 31, 2025.

Cost of revenues

The increase in cost of revenues of approximately $21 thousand for the year ended December 31, 2025 as compared to the prior year was primarily due to an increase in LockeT sales, partially offset by higher product margins for LockeT devices. We submitted larger consolidated purchase orders, received larger volume-based, supplier discounts, and achieved a higher product margin for LockeT devices for the year ended December 31, 2025 as compared to the prior year.

Selling, general and administrative expenses

The increase in selling, general and administrative expenses of approximately $0.7 million for the year ended December 31, 2025 as compared to the prior year was primarily due to an increase in salaries and benefits of $0.3 million, an increase in stock-based compensation expense of $0.3 million, and an increase in professional fees of $0.1 million. The increase in salaries and benefits was primarily due to an increase in headcount of sales employees in the second quarter of 2024 that worked for us for the entirety of 2025. Additionally, the CFO position that had been vacant for most of 2024 was filled in January 2025. The increase in salaries and benefits is partially offset by the departure of certain employees in 2025 that have not been replaced during the year ended December 31, 2025. The increase in stock-based compensation expense primarily relates to an increase in plan and non-plan options granted to certain employees and directors, while the increase in professional fees primarily relates to an increase in transactions completed during the year and an increase in the corresponding legal, accounting and audit fees.

Research and development expenses

The increase in research and development expenses of approximately $0.6 million for the year ended December 31, 2025 as compared to the prior year was primarily due to an increase in professional fees of $0.3 million and an increase in salaries and benefits of $0.3 million. The increase in professional fees primarily relates to research and development activities led by Chelak, which was engaged by KardioNav to develop a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. The increase in salaries and benefits primarily relates to a full-time employee, who is solely tasked with research and development activities and was hired in January 2025.

Acquired in-process research and development expenses

The increase in acquired in-process research and development expenses of approximately $2.0 million for the year ended December 31, 2025 as compared the corresponding period in the prior year primarily relates to the asset acquisitions completed in 2025. On January 24, 2025, we acquired 100% of the membership interests of Perikard, LLC for $119 thousand. Since the acquired assets were deemed to be IPR&D with no alternative future use, we recognized total acquisition costs of $119 thousand as acquired in-process research and development in the audited consolidated statements of operations for the year ended December 31, 2025. On May 5, 2025, we acquired certain assets primarily related to Cardionomic’s CPNS System, which were also deemed to be IPR&D assets with no alternative future use. Accordingly, we recognized $1.9 million as acquired in-process research and development in the audited consolidated statements of operations for the year ended December 31, 2025.

Loss on impairment of intangible assets

During the year ended December 31, 2025, we evaluated long-lived assets for impairment and concluded that the carrying amount of the VIVO asset group was not recoverable. Based on the results of the impairment analysis, we recorded an impairment charge of approximately  $7.0 million related to the VIVO intangible assets. We did not record a similar impairment charge in 2024.

Change in fair value of royalties payable due to related parties

The fair value of the royalties payable due to related parties is calculated using a discounted cash flow method. The change in fair value of royalties payable due to related parties decreased approximately $7.9 million for the year ended December 31, 2025 as compared to the corresponding period in the prior year. The decrease primarily reflects lower projected LockeT sales and a reduction in the discount rate used in the discounted cash flow model, which decreased from 22.5% in prior year to 19.5% in current year.

Loss on debt extinguishment

For the year ended December 31, 2025, we recorded an aggregate loss on debt extinguishment of $3.3 million. This primarily consisted of a $2.6 million loss related to the settlement of royalties payable due to related parties and a $0.6 million loss related to the modification of the Related Party Notes, which was treated as a debt extinguishment.

Net loss on trading debt securities

The increase in net loss on trading debt securities of $564 thousand for the year ended December 31, 2025 as compared to the prior year relates primarily to the sale of the QHSLab Notes. This loss relates to the disposition of QHSLab Notes, which were received as consideration for the Series B Convertible Preferred Stock and Series L Warrants issued on May 12, 2025. We did not hold or trade debt securities during the prior year.

Other (expense) income, net

The increase in other expense, net of approximately $0.2 million for the year ended December 31, 2025 as compared to the corresponding period in the prior year, primarily relates to an increase in interest expense related to the note payable issued by Cardionomix on May 5, 2025, the short-term note payables issued by KardioNav on July 11, 2025, and the full year of interest expense recorded for the related party notes that were issued in May 2024. Of these note payables, we only incurred interest expense in connection with the related party notes for half of the year of 2024.

Income tax provision (benefit)

We recorded an income tax benefit of $1.8 million for the year ended December 31, 2025, as compared to an income tax provision of $3.1 million for the year ended December 31, 2024 This primarily relates to changes in the estimated amount of net operating losses that are not subject to limitations under Section 382 of the Internal Revenue Code.

Liquidity and capital resources

As of December 31, 2025, we had cash and cash equivalents of approximately $0.1 million and an accumulated deficit of approximately $309.5 million. For the year ended December 31, 2025, net cash used from operating activities was approximately $8.3 million. We have incurred recurring net losses from operations and negative cash flows from operating activities since inception.

On May 12, 2025, we raised gross proceeds of $1.5 million in cash, before deducting placement agent fees and offering expenses of $0.4 million, in connection with the May 2025 PIPE Financing. Through December 31, 2025, we raised gross proceeds of $4.0 million, before deduction of commissions and offering expenses of $0.3 million, in connection with the ATM. On December 26, 2025, we issued a total of $0.3 million in unsecured convertible notes payable that will become due and payable on September 30, 2026. On December 31, 2025, we extended the maturity date of the notes payable to the Jenkins Family Charitable Institute to January 31, 2028, and the notes payable to FatBoy and Mr. Jenkins to January 31, 2029. Furthermore, on December 31, 2025, we fully settled the royalties payable due to Mr. Jenkins and FatBoy totaling $2.7 million through the issuance of Series J Convertible Preferred Stock. See Note 11, Equity Offerings and Note 7, Notes Payable in the audited consolidated financial statements included elsewhere in this Annual Report for additional information on the financing events.

Subsequent to year end, we raised gross proceeds of $2.2 million and $1.9 million in connection with the February 2026 and March 2026 Private Placements, respectively. We also raised gross proceeds of $0.4 million through the induced exercise of certain existing warrants and conversion of the Series B Convertible Preferred Stock. In addition, as a result of the FLYTE Acquisition, we paid $0.8 million in cash at closing to Creatd and issued a promissory note with a principal amount of $5.0 million and an interest rate of 0% per annum to Creatd.

We expect operating losses and negative cash flows to continue for the foreseeable future unless our sales and gross profit increase sufficiently to cover our operating expenses. We expect our current operating expenses to remain relatively fixed for the near term, absent entering into a transformative strategic transaction. We believe that our current cash on hand of $548 thousand as of March 18, 2026 will not be sufficient to fund our current operations. Further, we have outstanding short-term notes that will become due and payable within the next twelve months, including the convertible notes payable that will be due in September of 2026, and the notes payable of variable interest entities due to related parties that will be due in July 2026. We expect the need to complete an additional financing sometime in the next 1 to 2 months.

Because expected revenues are not adequate to fund our planned expenditures and anticipated operating costs and liabilities beyond such point, we are currently evaluating potential means of raising cash, as described below, to fund our operations and to pay our debts as they come due. If we are unable to do so, we will be required to reduce our spending to align with expected revenue levels and cash reserves, although there can be no guarantee that we will be successful in doing so. If we are unable to do so, we will be required to suspend a portion or all of our operations and/or potentially seek relief from our creditors. We may not be able to secure financing in a timely manner or on favorable terms, if at all. Due to the challenging economic environment, we have explored and continue to explore a wide variety of possible capital-raising and strategic transactions, including but not limited to private equity offerings, registered issuances, credit facilities, and convertible debt, as well as other innovative and specialty finance strategies or business combination. There is no guarantee that we will succeed in securing the financing or other strategic transaction needed to sustain our company or that any such transaction will be on our preferred terms.

As a result of these factors, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year after the date of the audited consolidated financial statements for the year ended December 31, 2025 are issued. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash flows for the years ended December 31, 2025 and 2024 (in thousands)

	For the Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(8,296)	$(9,271)
Investing activities	167	(67)
Financing activities	5,344	8,646
Net change in cash and cash equivalents	$(2,785)	$(692)

Net cash used in operating activities

During the year ended December 31, 2025, net cash used in operating activities of $8.3 million primarily consisted of a net loss of $17.7 million, an increase in deferred income tax benefit of $1.8 million, and change in fair value of royalties payable of $5.7 million, partially offset by non-cash adjustments related to loss on impairment of intangible assets of $7.0 million, depreciation and amortization expense of $2.1 million, acquired in-process research and development of $2.0 million, net loss on trading debt securities of $0.6 million, loss on debt extinguishment of $3.3 million, and stock-based compensation expense of $0.3 million and change in operating assets and liabilities of $1.6 million.

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

Net cash provided by (used in) investing activities

During the year ended December 31, 2025, net cash provided by investing activities of $167 thousand consisted of proceeds from the sale of trading debt securities of $300 thousand, partially offset by purchases of property and equipment of $17 thousand and purchases of acquired in-process research and development of $116 thousand.

During the year ended December 31, 2024, net cash used in investing activities of $67 thousand consisted of purchases of property and equipment.

Net cash provided by financing activities

During the year ended December 31, 2025, net cash provided by financing activities of $5.3 million primarily consisted of net cash proceeds from the issuance of common stock and warrants of $4.9 million, proceeds from the issuance of notes payable due to related parties of $0.3 million, proceeds from the issuance of convertible notes payable of $0.3 million, partially offset by $0.2 million in payments on notes payable.

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

Critical Accounting Estimates

The information set forth below relates to our critical accounting policies and estimates. The discussion and analysis of our financial position and results of operations is based on our audited consolidated financial statements included elsewhere in this Annual Report, which have been prepared in accordance with U.S. GAAP.

The preparation of these audited consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We regularly evaluate estimates and assumptions related to asset acquisitions, including the provisions for legal contingencies, income taxes, deferred income tax asset valuation allowances, royalties payable due to related parties, share based compensation, evaluation of impairment of long-lived assets, valuation of long-lived assets and their associated estimated useful lives, trading debt securities, and convertible notes payable. Our estimates are based on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

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

Accounting for impairment of long-lived assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value of the long-lived assets may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the assets carrying value over its fair value is recorded in our audited consolidated statements of operations at that date.

Royalties payable

We are obligated to pay royalties related to the sales of LockeT and AMIGO System under various royalty agreements executed by Old Catheter. We recognize a liability for royalty fees incurred and payable based on actual sales of products under current portion of royalties payable due to related parties in the audited consolidated balance sheets. We recognize a liability for future, estimated royalty payments at fair value under current portion of royalties payable due to related parties and royalties payable due to related parties in the audited consolidated balance sheets if it is payable within the next 12 months and under royalties payable due to related parties in the audited consolidated balance sheets if it is payable 12 months after the balance sheet date. Changes in fair value of royalties payable due to related parties are recorded on the audited consolidated statements of operations in the period in which they occur.

The fair value measurement of royalties payable due to related parties includes significant unobservable inputs that are not supported by any market data. Royalties payable due to related parties equal the present value of estimated future royalty payments. We apply an internally developed, revenue adjusted discount rate ("RADR”) to discount back the forecasted royalty payments. The RADR is based on the Company’s weighted average cost of capital ("WACC”) adjusted for the product revenue’s risk profile. The risk-free rate used to determine the cost of equity for the RADR is adjusted to be commensurate with the term of the royalty agreements. Furthermore, the Beta and Risk Premium used to determine the cost of equity are also adjusted to reflect the product revenue's volatility. All other inputs for the RADR and the Company’s WACC are the same.

Convertible notes payable

We elected to measure the Convertible Notes Payable using the fair value option under ASC 825. The fair value of the Convertible Notes Payable is remeasured at each reporting date using a probability weighted expected return model (“PWER model”). The PWER model values the convertible notes payable based on the discounted cash flows of three potential settlement outcomes: (i) the convertible notes payable will be converted into and settled in shares of common stock, (ii) the convertible notes payable’s principal and accrued interest will be paid in cash, and (iii) a dissolution scenario wherein the investor receives a partial payment based on a recovery rate. The conversion outcome incorporates a Monte Carlo simulation to estimate our common stock price at the expected conversion date and the number of shares issuable based on the variable conversion price. Aside from the probability of the three potential settlement outcomes, the fair value measurement incorporates several significant unobservable inputs, including the recovery rate, implied equity volatility, expected term assumptions, simulated conversion price, and credit-risk adjusted discount rate.

New Accounting Pronouncements

See Note 2 in the audited consolidated financial statements included elsewhere in this Annual Report for a description of new accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows as applicable.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman of the Board and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2025. Our objective in designing our disclosure controls and procedures is that they provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Our independent registered public accounting firm, WithumSmith+Brown, PC ("Withum"), is not required to and has not issued an attestation report as of December 31, 2025 because we are not an “accelerated filer” or a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

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

Remediation of Material Weaknesses

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, our management, with oversight from our Audit Committee, made the following changes in its financial reporting processes in 2025:

●	We added a new Chief Financial Officer with relevant public company financial reporting and accounting skillsets.
●

We designed a control framework related to review of work of service providers.  Through this, the company has designed the controls over the work of service providers to ensure that accurate information is received and included in the financial reporting process.

●

We enhanced and designed documentary evidence for management review controls over business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls.

After completing our testing of the design and operational effectiveness of these controls, our management concluded that we remediated the previously identified material weaknesses as of December 31, 2025.

ITEM 9B. OTHER INFORMATION

No director or officer (as defined in Rule 16a–1(f) under the Exchange Act) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) under the Exchange Act; and/or (ii) any “non-Rule 10b5–1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K, during the year ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Composition of the Board

Our business and affairs are managed under the direction of our board of directors, or the Board, which currently consists of four members, three of whom are “independent” under NYSE American listing standards. Our bylaws provide that the number of directors will be fixed from time to time by resolution of the Board. All directors hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification or removal. We have divided the terms of office of the directors into three classes with staggered three year terms: Class I, whose term expires at the 2028 Annual Meeting of Stockholders; Class II, whose term expires at the 2026 Annual Meeting of Stockholders; and Class III, whose term expires at the 2027 Annual Meeting of Stockholders.

Information about the Board of Directors

The following table sets forth the names, ages as of March 20, 2026, and certain other information regarding each member of the Board. The following information has been furnished to us by the directors.

					Current
				Director	Term
Name	Class	Age	Position	Since	Expires
David A. Jenkins	II	68	Executive Chairman of the Board of Directors and Chief Executive Officer	2023	2026
Martin Colombatto	I	67	Director	2017	2028
James Caruso	III	65	Director	2023	2027
Andrew Arno	III	65	Director	2024	2027

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

Andrew Arno Mr. Arno has 30 years of experience handling a wide range of corporate and financial matters, including work as an investment banker and strategic advisor to emerging growth companies. Since October 2023, he has served as the Managing Member of Unterberg Legacy Capital, LLC. He was previously Vice Chairman of Special Equities Group, LLC, a privately held investment banking firm affiliated with Dawson James Securities Inc., and previously with Bradley Woods & Co. Ltd., and he held that role from June 2019 to March 2023. Prior to joining Special Equities Group, LLC, Mr. Arno served as Vice Chairman at Chardan Capital Markets, LLC, from July 2015 to June 2019. From June 2013 until July 2015, Mr. Arno served as Managing Director of Emerging Growth Equities, an investment bank, and Vice President of Sabr, Inc., a family investment group. He was previously President of LOMUSA Limited, an investment banking firm. From 2009 to 2012, Mr. Arno served as Vice Chairman and Chief Marketing Officer of Unterberg Capital, LLC, an investment advisory firm that he co-founded. He was also Vice Chairman and Head of Equity Capital Markets of Merriman Capital LLC, an investment banking firm, and served on the board of the parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the boards of directors of iMDx, Smith Micro Software, Inc. and XXII Century Group, Inc., a tobacco products company, which are all public companies, and on the boards of Independa Inc., a software company, and Comhear Inc., an audio technology R&D company, both of which are private. Mr. Arno previously served as a director of Asterias Biotherapeutics, Inc. from August 2014 until it was acquired by Lineage Cell Therapeutics, Inc. (“Lineage”) in March 2019. Mr. Arno received a BS degree from George Washington University.  We believe Mr. Arno is qualified to serve on our Board of Directors because of his financial expertise and his experience as a director on other public company boards.

Executive Officers

David A Jenkins became Executive Chairman of the Board in January 2023.  He became Interim Chief Executive Officer in April 2023 and was named Chief Executive Officer in January 2024.  His biographical information is set forth above at “Information About the Board of Directors.”

Philip Anderson, age 59, became Chief Financial Officer on January 6, 2025.  Mr. Anderson was retired from November 2022 to December 2024.  Previously, he served as the Chief Financial Officer of Heritage Distilling Corporation, an adult beverage distiller, from August 2021 to November 2022. From August 2020 to June 2021, he served as Chief Financial Officer of Crown Electrokinetics Corp., a pre-revenue technology/hardware company in the areas of smart windows, fiber optics and water quality solutions. He served as Chief Financial Officer of Kubient, Inc., a supplier of fraud detection and prevention solutions to the global digital advertising market, from June 2019 to January 2020. Prior to serving as a CFO Mr. Anderson was a hedge fund partner for 17 years focused on investing in small and microcap companies. He received a Bachelor of Arts in Business Management from Ithaca College and an MBA with concentration in Finance from Hofstra University.

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

Based solely on our review of the copies of such forms, and written representations that we have received from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2025.

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

Insider Trading Policy

We have adopted an Insider Trading Policy and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE American listing standards applicable to us. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

With respect to 2025, the compensation committee and the Board did not retain a compensation consultant in connection with determining compensation of non-employee directors.  In January 2025, the compensation committee recommended, and the Board approved, that annual cash compensation be reduced from $50,000 to $30,000, effective July 1, 2024, with an adjustment made to the final payment to the non-employee directors for 2024. On January 28, 2025, the compensation committee recommended and granted, and the Board approved, an award of non-qualified stock options to purchase 5,263 shares of Company common stock to each non-employee director.  Options were granted on January 29, 2025, have a purchase price of $7.98 per share, a 10-year term, and vested 33.33% on the grant date, with the remainder vesting 33.33% on the first anniversary of the grant date and 33.34% vesting on the second anniversary of the grant date.  On August 12, 2025, the compensation committee recommended and granted, and the Board approved, an award of non-qualified stock options to purchase 2,631 shares of Company common stock to each non-employee director.  Options were granted on August 12, 2025, have a purchase price of $3.42 per share, a 10-year term, and vested 33.33% annually beginning on the first anniversary of the grant date.  Retainer cash payments will be paid in cash on or about the last day of each fiscal quarter of the Company in arrears to each non-employee director.

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

2025 Director Compensation Table

The following table sets forth information regarding compensation earned or paid to our non-employee directors during the year ended December 31, 2025:

	Fees Earned or	Option
	Paid in Cash	Awards	Total
	($)	($)(5)	($)
Martin Colombatto (1)	30,000	39,590	69,590
James Caruso (2)	30,000	39,590	69,590
Andrew Arno (3)	30,000	39,590	69,590

(1)	Mr. Colombatto held vested options to purchase 1,830 shares of Company common stock and unvested options to purchase 6,195 shares of Company common stock as of December 31, 2025.
(2)	Mr. Caruso held vested options to purchase 1,831 shares of Company common stock and unvested options to purchase 6,194 shares of Company common stock as of December 31, 2025.
(3)	Mr. Arno held vested options to purchase 1,754 shares of Company common stock and unvested options to purchase 6,140 shares of Company common stock as of December 31, 2025.
(4)	See Note 15. Stock Based Compensation to our Consolidated Financial Statements included in this Annual Report for a discussion of the assumptions we made in the valuation of these option grants.

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

Named Executive Officers

The named executive officers for 2025 (“NEOs”), which consist of our principal executive officer, our Chief Financial Officer,  and our former Chief Commercial Officer, who were our only executive officers as of December 31, 2025, were as follows:

●	David A. Jenkins, Executive Chairman and Chief Executive Officer;

●	Philip Anderson, Chief Financial Officer; and

●	Marie-Claude Jacques, former Chief Commercial Officer.

Mr. Jenkins was appointed Executive Chairman upon effectiveness of the Merger on January 9, 2023 and interim Chief Executive Officer beginning April 28, 2023, and Chief Executive Officer beginning January 2, 2024. Philip Anderson was appointed Chief Financial Officer on January 6, 2025.  Marie-Claude Jacques was appointed as Chief Commercial Officer beginning May 1, 2024 and terminated on June 2, 2025.

Summary Compensation Table

The following table provides information regarding the compensation of the NEOs for 2025 and 2024, as applicable:

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)
David A. Jenkins	2025	300,000			219,250			519,250
Executive Chairman and Chief Executive Officer	2024	300,000			—			300,000
Margrit Thomassen	2025	197,820			208,450			406,270
Former Interim Chief Financial Officer and Secretary
Marie-Claude Jacques	2025	200,000			41,750			241,750
Chief Commercial Officer	2024	266,667			130,625			397,292

(1)	See Note 15. Stock-Based Compensation to our Consolidated Financial Statements included in this Annual Report for a discussion of the assumptions we made in the valuation of these option grants.

Executive Employment Agreements and Arrangements

David A. Jenkins

In January 2023, we entered into an oral employment agreement with David A. Jenkins, Chairman of the Board. In accordance with the terms of Mr. Jenkins’ employment agreement, he is entitled to annual compensation of $300,000.

Philip Anderson

In January 2025, we entered into an offer letter agreement with Philip Anderson, Chief Financial Officer.  In accordance with the terms of the offer letter, Mr. Anderson is entitled to annual compensation of $200,000. He also received 26,315 non-plan stock options, at an exercise price of $10.07 per share, vesting monthly over 3 years, exercisable over ten years per the terms of the offer letter.

Marie-Claude Jacques

In April 2024, we entered into an offer letter agreement with Marie-Claude Jacques, Chief Commercial Officer.  In accordance with the terms of the offer letter, she is entitled to guaranteed annual salary compensation for the first two years of employment of $400,000.  After two years her annual salary compensation is reduced to $240,000.  She also received 25,000 non-plan stock options, at an exercise price of $5.321 per share, vesting annually over 5 years, exercisable over ten years per the terms of the offer letter.  Ms. Jacques employment was terminated on June 2, 2025.

Outstanding Equity Awards at 2025 Fiscal Year-End

As of December 31, 2025, NEOs held the following equity awards:

Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
David Jenkins	4,737	18,947	—	$7.98	1/29/2035
	—	26,315	—	$3.42	8/12/2035
Philip Anderson	8,040	18,275	—	$10.07	1/6/2035

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

The following table presents information regarding stock options issued to our NEOs in fiscal year 2025 during any period beginning four business days before the filing or furnishing of a periodic report or current report disclosing material non-public information and ending one business day after the filings or furnishing of such report with the SEC:

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award ($/Sh)	Grant Date Fair Value of the Award	Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Ending Immediately Prior to the Disclosure of Material Non-Public Information and the Trading Day Beginning Immediately Following the Disclosure of Material Non-Public Information
David Jenkins	1/29/2025	23,684	$7.98	$148,500	— (1)
	8/12/2025	26,315	$3.42	$70,750	49.12% (2)
Philip Anderson	1/6/2025	26,315	$10.07	$208,450	5.36% (3)
Marie-Claude Jacques	1/29/2025	13,154	$7.98	$41,750	— (1)

(1)	Based on closing prices of the Company's common stock of $7.41 on February 3, 2025 and $7.41 on February 5, 2025.
(2)	Based on closing prices of the Company's common stock of $2.85 on August 14, 2025 and $4.25 on August 18, 2025.
(3)	Based on closing prices of the Company's common stock of $10.64 on January 6, 2025 and $10.07 on January 8, 2025.

Perquisites, Health, Welfare and Retirement Benefits

Our named executive officers are eligible to participate in our employee benefit plans, in each case on the same basis as all of our other employees.

We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. Our board of directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 9, 2026 by:

●	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

The percentage ownership information shown in the table is based on an aggregate of 2,357,127 shares of our common stock outstanding as of March 9, 2026.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to: (i) the exercise of stock options that are either immediately exercisable or exercisable on or before May 8, 2026, which is 60 days after March 9, 2026 and (ii) outstanding warrants to purchase common stock held by that person that are either immediately exercisable or exercisable on or before May 8, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those options and warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

	Number of Shares	Percentage of
	of Common Stock	Common Stock
	Beneficially	Beneficially
	Owned	Owned
5% Stockholders:
C/M Capital Master Fund LP (1)	251,694	9.99%
Mercer Street Global Opportunity Fund LLC (1)	253,185	9.99%
WVP Emerging Manager Onshore Fund LLC (1)	227,129	9.00%
Joseph Reda (2)	176,674	7.50%
Gregory Castaldo (3)	176,674	7.50%
Directors and Named Executive Officers:
David A. Jenkins (4)	121,146	4.99%
James J. Caruso (5)	3,657	*
Martin Colombatto (6)	3,608	*
Andrew Arno (7)	3,508	*
Philip Anderson (8)	11,695	*
All directors and executive officers as a group (5 persons) (4)(5)(6)(7)(8)	143,615	5.86%

(1)	These securities are directly held by each shareholder and may be deemed to be beneficial owned by: (i) C/M Capital Partners, LP as investment manager to C/M Capital Master Fund LP and WVP Emerging Manager Onshore Fund, LLC; (ii) Mercer Street Capital Partners, LLC as investment manager to Mercer Street Global Opportunity Fund, LLC; (iii) Thomas Walsh as managing member of the general partner of C/M Capital Partners, LP; and/or (iv) Jonathan Juchno as managing member of the general partner of C/M Capital Partners, LP and Mr. Juchno controls Mercer Street Capital Partners, LLC. Certain information was obtained from a schedule 13G filed by the parties on Feb 13, 2026. The precise number of shares beneficially owned by each shareholder depends upon the operation of certain beneficial ownership blockers contained in Series B Preferred Stock held by the shareholders and the number of shares outstanding, and therefore may be greater or less than the number presented from time to time. The table does not include the common stock underlying the Series B Preferred Stock that are currently not convertible due to beneficial ownership blockers. Securities held by C/M Capital Master Fund, LP does not include 89,000 shares of Common Stock underlying Series B Convertible Preferred Stock. Securities held by Mercer Street Global Opportunity Fund, LLC does not include 656,900 shares of Common Stock underlying Series B Convertible Preferred Stock. Address of stockholders is 1111 Brickell Ave, Suite 2920, Miami, FL 33131.

(2)	These securities are directly held by Mr. Reda. Does not include 699,301 shares of Common Stock underlying Series B Convertible Preferred Stock held by SEG Jets SPV I, LLC, of which Mr. Reda is the Managing Member. Certain information was obtained from a Schedule 13G filed by the shareholder on February 11, 2026. Address of stockholder is 1324 Manor Circle, Pelham, NY 10803.
(3)	These securities are directly held by Mr. Castaldo. Certain information was obtained from a Schedule 13G filed by the shareholder on February 11, 2026. Address of stockholder is 3776 Steven James Drive, Garnet Valley, PA 19060.
(4)	Includes (i) 109 shares held by a charitable remainder unitrust of which Mr. Jenkins’ wife is the trustee; and (ii) 34,579 shares held by a partnership of which Mr. Jenkins is the managing member of the managing partner; and (iii) 11,053 shares of Common Stock underlying exercisable stock options. Does not include unvested options to purchase 38,946 shares of Common Stock. Also, does not include Series J Preferred Stock held by Mr. Jenkins and his affiliates which are convertible into 6,021,400 shares of common stock but which are subject to certain beneficial ownership blockers and the conversion of which is subject to shareholder approval. Also, does not include 340,000 shares subject to Series M Warrants which are not currently exercisable. Excludes 6,759 shares held by certain adult immediate family members of Mr. Jenkins. Does not include 15,790 shares subject to currently exercisable Series J Warrants held by a certain adult immediate family members of Mr. Jenkins. Also does not include exercisable options to purchase 1,844 shares of Common Stock and unvested options to purchase 4,289 shares of Common Stock or 7,895 shares subject to currently exercisable Series J Warrants held by Missiaen Huck, the non-executive chief operating officer of Catheter and Mr. Jenkins’s adult daughter.
(5)	Includes currently exercisable options to purchase 3,607 shares of Common Stock. Does not include unvested options to purchase 4,418 shares of Common Stock.
(6)	Includes exercisable options to purchase 3,606 shares of Common Stock. Does not include unvested options to purchase 4,419 shares of Common Stock.
(7)	Includes exercisable options to purchase 3,508 shares of Common Stock. Does not include unvested options to purchase 4,386 shares of Common Stock.
(8)

Includes exercisable options to purchase 11,695 shares of Common Stock held by Philip Anderson, the Company’s Chief Financial Officer.  Does not include unvested options to purchase 14,620 shares of Common Stock held by Mr. Anderson.

EQUITY COMPENSATION PLAN INFORMATION

Information as of December 31, 2025, regarding the Company’s equity compensation plans is summarized in the following table:

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to be		Equity Compensation
	Issued Upon Exercise of	Weighted-Average	Plans (Excluding
	Outstanding Options and	Exercise Price of	Securities Reflected
	Restricted Stock Units	Outstanding Options (1)	in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	122,790	$7.32	194,520
Equity compensation plans not approved by security holders (3)	862	$112.10	—
Total	123,652	$8.05	194,520

(1)	The weighted average exercise price is based solely on outstanding options.
(2)

Outstanding options were issued under the Company’s 2023 Equity Incentive Plan (the "2023 Plan").  The number of securities remaining available represents shares under the 2023 Plan, and excludes shares which become available on March 1, 2026, and additional shares which will become available in future quarters, pursuant to an adjustment feature under the 2023 Plan.  Under the adjustment features, the number of shares available for issuance under the 2023 Plan increases on the first day of each fiscal quarter (each, an “Adjustment Date”) by an amount equal to the lesser of: (i) 10% of the number equal to the number of shares of common stock outstanding on the applicable Adjustment Date less the number of shares of Common Stock outstanding at the beginning of the fiscal quarter immediately preceding the Adjustment Date, but if such number is a negative number, then the increase will be zero; or (ii) such lesser number of Shares as may be determined by the Board.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Withum (auditor ID: 100) since June 21, 2023.

Fees Paid to the Independent Registered Public Accounting Firms

The following table represents aggregate fees for services provided to us in the fiscal year ended December 31, 2025 by Withum. It does not include fees billed to us for services rendered by our previous auditor, Haskell & White LLP, during 2025:

	2025	2024
	(Withum)	(Withum)
Audit Fees (1)	$745,029	$937,584
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$745,029	$937,584

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

(3)	“Tax Fees” consist of permissible tax compliance and tax advisory service fees. Withum did not bill us for any tax fees for the year ended December 31, 2025.
(4)	“All Other Fees” consist of fees billed for services other than the services reported in Audit Fees, Audit-Related Fees, and Tax Fees.

Auditor Independence

During the year ended December 31, 2025, there were no other professional services provided by Withum that would have required our audit committee to consider their compatibility with maintaining Withum’s independence.

Pre-Approval Policy

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants and the related estimated fees. These services may include audit services, audit-related services, tax services and other services. Our audit committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to our audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date. All of Withum’s services to the Company for fiscal year 2025 described above were pre-approved by our audit committee.

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

3. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger, dated January 9, 2023, by and among the Registrant, certain subsidiaries, and Catheter Precision, Inc.	8-K	001-38677	2.1	1/13/2023

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 11/16/20)	8-K	001-38677	3.1	11/17/2020

3.1.2A	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 09/30/22)	8-K	001-38677	3.1	9/20/2022

3.1.2B	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 08/17/23)	8-K	001-38677	3.1	8/4/2023

3.1.2C	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed 7/11/2024, effective 7/15/2024)	8-K	001-38677	3.1	7/12/2024

3.1.2D	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 1/13/2025)	10-K	001-38677	3.1.3.B	3/31/2025

3.1.2E	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 8/15/2025)	8-K	001-38677	3.1	8/13/2025

3.1.2F	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 10/17/2025)	10-Q	001-38677	3.1.3E	11/13/2025

3.1.3	Certificate of Designation of Series A Preferred Stock.	8-K	001-38677	3.2	1/13/2023

3.1.3A	Certificate of Designation of Series B Preferred Stock	8-K	001-38677	3.1	05/13/2025

3.1.3B*	Certificate of Designation of Series C-1 Preferred Stock

3.1.3C*	Certificate of Amendment of Certificate of Designations of Series C-1 Preferred Stock

3.1.3D	Certificate of Designation of Series J Preferred Stock	8-K	001-38677	3.1	2/12/2026

3.1.3E	Certificate of Correction of Certificate of Designation of Series J Preferred Stock	8-K	001-38677	3.2	2/12/2026

3.1.3F	Certificate of Designation of Series X Convertible Preferred Stock.	8-K	001-38677	3.1	1/13/2023

3.2.1	Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.2	10/1/2018

3.2.2	Amendment to Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.1	8/17/2022

4.1*	Description of Capital Stock

4.2	Form of placement agent warrant offered in October 2024	8-K	001-38677	4.2	11/5/2024

4.3	Form of Series B Warrant offered in February 2022.	S-1/A	333-262195	4.9	2/3/2022

4.4	Form of Series C Warrant issued in July 2022	8-K	001-38677	4.1	7/22/2022

4.5	Warrant Agency Agreement, dated February 8, 2022, by and between the Registrant and American Stock & Trust Company LLC.	8-K	001-38677	4.4	2/9/2022

4.5.1	Amendment No. 1, dated July 22, 2022, to February 8, 2022 Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC.	10-Q	001-38677	4.7	8/15/2022

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
4.6	Form of Series I Warrant offered in September 2024	8-K	001-38677	4.2	9/6/2024

4.7	Form of Series J Warrant offered in September 2024	8-K	001-38677	4.3	9/6/2024

4.8	Form of Series K Warrant offered in October 2024	8-K	001-38677	4.1	10/25/2024

4.9	Form of Underwriters' Warrant offered in September 2024	S-1	333-279930	4.17	6/26/2024

4.10	Form of Warrant Agency Agreement dated as of September 3, 2024 entered into by and between the Registrant and Equiniti Trust Company, LLC	8-K	001-38677	4.5	9/6/2024

4.11	Form of Series L Warrant offered in May 2025	8-K	001-38677	4.1	5/13/2025

4.12	Placement Agent Common Stock Purchase Warrant dated June 6, 2025	8-K	001-38677	4.1	6/5/2025

4.13*	Series M Warrant issued to David A. Jenkins dated December 31, 2025

4.13.1*	Series M Warrant issued to FatBoy Capital, LP dated December 31, 2025

10.1	At the Market Offering Agreement, dated May 19, 2025 by and between the Registrant and Ladenburg Thalmann & Co. Inc.	8-K	001-38677	10.1	5/19/2025

10.1.1	Investment Banking Agreement dated February 11, 2025 entered into by and between the Registrant and Ladenburg Thalmann & Co. Inc.	10-Q	001-38677	10.6	8/11/2025

10.1.2	Amendment to Investment Banking Agreement dated as of April 16, 2025 entered into by and between the Registrant and Ladenburg Thalmann & Co. Inc.	10-Q	001-38677	10.1	8/11/2025

10.2	Securities Purchase Agreement dated May 12, 2025	8-K	001-38677	10.1	5/13/2025

10.2.1	Registration Rights Agreement dated May 12, 2025	8-K	001-38677	10.2	5/13/2025

10.2.2	Assignment Agreement dated May 12, 2025	8-K	001-38677	10.3	5/13/2025

10.3	Asset Purchase Agreement, dated April 22, 2025, by and between the Registrant and Cardionomic (assignment for the benefit of creditors), LLC	8-K	001-38677	2.1	4/23/2025

10.4	Short Term Promissory Note dated July 11, 2025 by and between KardioNav, Inc. and David A. Jenkins	10-Q	001-38677	10.1	11/13/2025

10.4.1	Short Term Promissory Note dated July 11, 2025 by and between KardioNav, Inc. and Lifestim, Inc.	10-Q	001-38677	10.2	11/13/2025

10.5+	2018 Form of Indemnification Agreement between the Registrant and directors and executive officers.	S-1	333-226191	10.2	8/24/2018

10.6	Corporate Integrity Agreement, between the Company and the Office of Inspector General of the Department of Health and Human Services, dated December 28, 2020.	10-K	001-38677	10.20	3/17/2021

10.6.1	Notice of Suspension of Corporate Integrity Agreement, dated January 11, 2023.	10-K	001-38677	10.16.1	3/28/2023

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.7	Registration Rights Agreement, dated January 9, 2023.	8-K	001-38677	10.5	1/13/2023

10.7.1	Debt Settlement Agreement and Release including certain royalty rights with David A. Jenkins, dated January 9, 2023.	10-K	001-38677	10.27.1	3/28/2023

10.7.2	Debt Settlement Agreement and Release including certain royalty rights with Daniel C. Stanzione, Sr. Irrevocable Trust Dated December 31, 2007, dated January 9, 2023.	10-K	001-38677	10.27.2	3/28/2023

10.7.3	Debt Settlement Agreement and Release including certain royalty rights with Fatboy Capital, L.P., dated January 9, 2023.	10-K	001-38677	10.27.3	3/28/2023

10.7.4	Series J Exchange Agreement dated February 12, 2026 by and between the Registrant and David A. Jenkins	8-K	001-38677	10.1	2/12/2026

10.7.5	Series J Exchange Agreement dated February 12, 2026 by and between the Registrant and FatBoy Capital, LP	8-K	001-38677	10.2	2/12/2026

10.8	LockeT Royalty Agreement with Auston Locke.	10-K	001-38677	10.28	3/28/2023

10.8.1	Assignment and Agreement from Auston Locke in relation to LockeT dated July 15, 2022	S-1	333-279930	10.28.2	6/4/2024

10.8.3	Assignment and Agreement from David A. Jenkins in relation to LockeT dated January 24, 2023	S-1	333-279930	10.28.3	6/4/2024

10.8.4	Invention Assignment and Royalty Agreement with Auston Locke in relation to LockeT dated May 28, 2024	8-K	001-38677	10.1	6/3/2024

10.9+	2023 Equity Incentive Plan	DEF 14A	001-38677	Annex C	11/25/2024

10.9.1+	2023 Form of Nonstatutory Stock Option Agreement for Non-Employee Directors Under 2023 Equity Incentive Plan	10-K	001-38677	10.31.3	4/1/2024

10.9.2+	2023 Form of Nonstatutory Stock Option Agreement for Employees Under 2023 Equity Incentive Plan	10-K	001-38677	10.31.4	4/1/2024

10.9.3+	2023 form of Incentive Stock Option Agreement Under 2023 Equity Incentive Plan	10-K	001-38677	10.31.5	4/1/2024

10.9.4+	Non-plan Stock Option Award granted January 6, 2025 to Philip Anderson	10-K	001-38677	10.31.8	3/31/2025

10.10+	Offer Letter to Philip Anderson dated January 3, 2025	10-K	001-38677	10.31.9	3/31/2025

10.11	Software and Technology License Agreement dated May 1, 2016, with Peacs BV.	10-K	001-38677	10.32	3/28/2023

10.11.1	Settlement and Amendment Agreement dated May 24, 2021 with Peacs BV.	10-K	001-38677	10.32.1	3/28/2023

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.12.1	Promissory Note dated May 30, 2024	8-K	001-38677	10.2	6/3/2024

10.12.2	Promissory Note dated June 25, 2024	8-K	001-38677	10.1	6/26/2024

10.12.3	Promissory Note dated July 1, 2024	8-K	001-38677	10.1	7/1/2024

10.12.4	Promissory Note dated July 18, 2024	8-K	001-38677	10.1	7/23/2024

10.12.5	Promissory Note dated July 25, 2024	8-K	001-38677	10.1	7/30/2024

10.12.6	First Amendment to Promissory Note dated May 30, 2024	S-1	333-279930	10.33.5	8/27/2024

10.12.7	First Amendment to Promissory Notes dated June 25, 2024, July 1, 2024 and July 18, 2024	S-1	333-279930	10.33.6	8/27/2024

10.12.8	First Amendment to Promissory Note dated July 25, 2024	S-1	333-279930	10.33.7	8/27/2024

10.12.9	Second Amendment to Promissory Note dated May 30, 2024	8-K	001-38677	10.2	1/8/2026

10.12.10	Second Amendment to Promissory Notes dated June 25, 2024, July 1, 2024 and July 18, 2024	8-K	001-38677	10.1	1/8/2026

10.12.11	Second Amendment to Promissory Note dated July 25, 2024	8-K	001-38677	10.3	1/8/2026

10.13	Quality Agreement with Zien Medical Technologies, Inc. related to LockeT Manufacture, dated March 20, 2023	S-1	333-279930	10.34	6/4/2024

10.14	Securities Purchase Agreement dated February 6, 2026 between the Registrant and Investors	8-K	001-38677	10.1	2/6/2026

10.14.1	Securities Purchase Agreement dated February 6, 2026 between the Registrant and SEG Jets LLC	8-K	001-38677	10.2	2/6/2026

10.14.2	Registration Rights Agreement dated February 6, 2026	8-K	001-38677	10.3	2/6/2026

10.14.3	Securities Purchase Agreement dated March 9, 2026 between Registrant and Investors	8-K	001-38677	10.1	3/9/2026

10.14.4	Securities Purchase Agreement dated March 9, 2026 between the Registrant and Creatd, Inc.	8-K	001-38677	10.2	3/9/2026

10.14.5*	Registration Rights Agreement, dated March 9, 2026

19.1	Insider Trading Policy dated March 21, 2025	10-K	001-38677	19.1	3/31/2025

21.1*	Subsidiaries of the Registrant

23.1*	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*^	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*^	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Relating to the Recovery of Erroneously Awarded Compensation	10-K	001-38677	97	4/1/2024

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

CATHETER PRECISION, INC.

Date: March 31, 2026	By:	/s/ David A. Jenkins
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Jenkins	Executive Chairman of the Board and Chief Executive Officer	March 31, 2026
David A. Jenkins	(Principal Executive Officer)

/s/ Philip Anderson	Chief Financial Officer	March 31, 2026
Philip Anderson	(Principal Financial and Accounting Officer)

/s/ James Caruso	Director	March 31, 2026
James Caruso

/s/ Martin Colombatto	Director	March 31, 2026
Martin Colombatto

/s/ Andrew Arno	Director	March 31, 2026
Andrew Arno

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Catheter Precision, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Catheter Precision, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations, has experienced negative cash flows from operations, and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Series J Convertible Preferred Stock & Accounting for Exchange Agreement

As disclosed in Note 12 to the consolidated financial statements, in December 2025 the Company issued shares of Series J Convertible Preferred Stock in exchange for the settlement of an accrued royalty obligation to the Company’s Chief Executive Officer pursuant to an Exchange Agreement that resulted in the extinguishment of the royalty liability.

We identified the valuation for the Series J Convertible Preferred Stock and the accounting for the Exchange Agreement as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to evaluate the Exchange Agreement due to its related‑party nature, and the complexity and subjectivity involved in determining the fair value of the Series J Convertible Preferred Stock. Auditing this transaction involved especially challenging auditor judgment and subjectivity, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●

Evaluating the appropriateness of management’s accounting conclusions related to the Exchange Agreement by reviewing the underlying agreement, assessing the accounting treatment applied to the settlement and extinguishment of the royalty liability, and evaluating management’s application of the relevant accounting guidance, including considerations related to the related‑party nature of the transaction.

●

Utilizing personnel with specialized knowledge and skills in technical accounting to assist in: i) evaluating the terms of the Exchange Agreement in relation to the relevant accounting literature, and ii) assessing the appropriateness of conclusions reached by the Company.

●

Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the valuation methodology used by management, including assessing the appropriateness of the valuation model and the reasonableness of significant assumptions used in the valuation, such as the volatility assumption derived from guideline companies, and the discount rate.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2023.

East Brunswick, New Jersey

March 31, 2026

PCAOB ID No. 100

CATHETER PRECISION, INC.

Consolidated Balance Sheets

(in thousands, except par value data)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$88	$2,873
Accounts receivable, net	155	70
Inventories	86	33
Prepaid expenses and other current assets	61	316
Total current assets	390	3,292
Property and equipment, net	64	91
Operating lease right-of-use assets, net	162	105
Intangible assets, net	15,236	24,274
Other non-current assets	8	8
TOTAL ASSETS	$15,860	$27,770
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,492	$230
Accrued expenses	1,697	1,548
Short-term notes payable	—	177
Convertible notes payable, at fair value	298	—
Short-term notes payable of variable interest entities due to related parties	306	—
Current portion of royalties payable due to related parties	51	177
Current portion of operating lease liabilities	63	98
Total current liabilities	3,907	2,230
Royalties payable due to related parties	792	9,068
Operating lease liabilities	101	13
Notes payable of variable interest entities, net of discount	1,330	—
Notes payable due to related parties	1,748	1,561
Deferred tax liability	1,331	3,141
Total liabilities	9,209	16,013
Commitments and Contingencies (see Note 16)
Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.0001 par value, 7,203 shares designated; 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Series B Convertible Preferred Stock, $0.0001 par value, 3,000 shares designated; 2,229 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Series J Convertible Preferred Stock, $0.0001 par value, 9,490 shares designated; 9,490 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Series X Convertible Preferred Stock, $0.0001 par value, 15,404 shares designated; 0 and 12,656 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 1,738,955 and 421,296 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	316,589	304,109
Accumulated deficit	(309,535)	(292,352)
Total stockholders' equity attributable to Catheter Precision, Inc.	7,054	11,757
Non-controlling interest	(403)	—
Total stockholders' equity	6,651	11,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,860	$27,770

See accompanying notes to consolidated financial statements.

CATHETER PRECISION, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenues	$819	$420
Cost of revenues	63	42
Gross profit	756	378
Operating expenses
Selling, general and administrative	12,075	11,349
Research and development	862	272
Acquired in-process research and development	1,967	—
Loss on impairment of intangible assets	6,995	—
Total operating expenses	21,899	11,621
Operating loss	(21,143)	(11,243)
Other income (expenses), net
Interest income	34	81
Interest expense	(95)	(10)
Interest expense due to related parties	(186)	(81)
Change in fair value of royalties payable due to related parties	5,709	(2,239)
Change in fair value of convertible notes payable	2	—
Loss on debt extinguishment	(3,260)	—
Net loss on trading debt securities	(564)	—
Other expenses, net	(2)	(10)
Total other income (expenses), net	1,638	(2,259)
Loss from operations before income tax provision (benefit)	(19,505)	(13,502)
Income tax provision (benefit)	(1,810)	3,141
Net loss	(17,695)	(16,643)
Less: Net loss attributable to non-controlling interest	(512)	—
Net loss attributable to Catheter Precision, Inc.	$(17,183)	$(16,643)
Deemed dividend on warrant inducement offer	—	(5,158)
Net loss attributable to Catheter Precision, Inc. common stockholders	$(17,183)	$(21,801)
Net loss per share attributable to Catheter Precision, Inc. common stockholders, basic and diluted	$(15.90)	$(126.91)
Weighted-average common shares used in computing net loss per share, basic and diluted	1,080,617	171,774

See accompanying notes to consolidated financial statements.

CATHETER PRECISION, INC.

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

													Total
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series J Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Catheter Precision Inc. Stockholders'	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2023	4,578	$—	—	$—	—	$—	12,656	$—	36,993	$—	$296,902	$(275,709)	$21,193	$—	$21,193
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	54	—	54	—	54
Issuance of common stock upon exercise of Pre-Funded Warrants (see Note 11)	—	—	—	—	—	—	—	—	145,943	—	—	—	—	—	—
Issuance of common stock and other equity-classified contracts from September 2024 Public Offering, net of issuance costs	—	—	—	—	—	—	—	—	42,415	—	2,612	—	2,612	—	2,612
Issuance of common stock through October 2024 Warrant Inducement Offer, net of issuance costs	—	—	—	—	—	—	—	—	118,524	—	3,356	—	3,356	—	3,356
Issuance of common stock upon exercise of Series Warrants (see Note 11)	—	—	—	—	—	—	—	—	62,367	—	1,185	—	1,185	—	1,185
Conversion of Series A Convertible Preferred Stock	(4,578)	—	—	—	—	—	—	—	15,054	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,643)	(16,643)	—	(16,643)
Balance at December 31, 2024	—	—	—	—	—	—	12,656	—	421,296	—	304,109	(292,352)	11,757	—	11,757
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	338	—	338	—	338
Issuance of common stock for vested restricted stock awards	—	—	—	—	—	—	—	—	17,263	—	—	—	—	—	—
Issuance of common stock for asset acquisitions (see Note 14)	—	—	—	—	—	—	—	—	67,104	—	393	—	393	—	393
Issuance of common stock upon release of Prepaid Series Warrants (see Note 11)	—	—	—	—	—	—	—	—	162,947	—	—	—	—	—	—
Issuance of preferred stock and warrants under the May 2025 PIPE Financing, net of issuance costs	—	—	3,000	—	—	—	—	—	—	—	2,034	—	2,034	—	2,034
Issuance of common stock upon the ATM Offering, net of issuance costs	—	—	—	—	—	—	—	—	887,852	—	3,751	—	3,751	—	3,751
Issuance of warrants and other noncash consideration in connection with the extinguishment of notes payable due to related parties (see Note 7)	—	—	—	—	—	—	—	—	—	—	622	—	622	—	622
Issuance of Series J Convertible Preferred Stock in exchange for royalties payable due to related parties, net of issuance costs	—	—	—	—	9,490	—	—	—	—	—	5,342	—	5,342	—	5,342
Conversion of convertible preferred stock	—	—	(771)	—	—	—	(12,656)	—	182,493	—	—	—	—	—	—
Issuance of VIE shares to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	109	109
Net loss	—	—	—	—	—	—	—	—	—	—	—	(17,183)	(17,183)	(512)	(17,695)
Balance at December 31, 2025	—	$—	2,229	$—	9,490	$—	—	$—	1,738,955	$—	$316,589	$(309,535)	$7,054	$(403)	$6,651

See accompanying notes to consolidated financial statements.

CATHETER PRECISION, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,695)	$(16,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of intangible assets	6,995	—
Loss on debt extinguishment	3,260	—
Depreciation and amortization	2,115	2,109
Stock-based compensation	338	54
Change in fair value of royalties payable due to related parties	(5,709)	2,239
Change in fair value of convertible notes payable	(2)	—
Net loss on trading debt securities	564	—
Deferred income tax provision (benefit)	(1,810)	3,141
Acquired in-process research and development	1,967	—
Amortization of discount on note payable	45	—
Changes in operating assets and liabilities:
Accounts receivable	(85)	67
Inventories	(78)	(8)
Prepaid expenses and other current assets	255	99
Operating lease right-of-use assets and lease liabilities	(4)	(3)
Current portion of royalties payable due to related parties	19	32
Accounts payable	1,156	(234)
Accrued expenses	149	(185)
Interest payable due to related parties	185	61
Interest accrued on notes payable of variable interest entities	39	—
Net cash used in operating activities	(8,296)	(9,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Consideration paid for the acquired in-process research and development	(116)	—
Purchases of property and equipment	(17)	(67)
Proceeds from the sale of trading debt securities	300	—
Net cash provided by (used in) investing activities	167	(67)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B Convertible Preferred Stock and other equity-classified warrants, net of issuance costs	1,170	—
Proceeds from issuance of common stock and other equity-classified contracts from the September 2024 Public Offering, net of issuance costs	—	2,612
Proceeds from issuance of common stock from the October 2024 Warrant Inducement Offer, net of issuance costs	—	3,356
Proceeds from issuance of common stock under ATM, net of issuance costs	3,751	—
Proceeds from notes payable due to related parties	300	1,500
Proceeds from issuance of convertible notes payable	300	—
Payments on short-term notes payable	(238)	(256)
Proceeds from short-term notes payable	61	249
Proceeds from exercise of warrants	—	1,185
Net cash provided by financing activities	5,344	8,646
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,785)	(692)
CASH AND CASH EQUIVALENTS, beginning of year	2,873	3,565
CASH AND CASH EQUIVALENTS, end of year	$88	$2,873
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7	$31
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Property and equipment reclassified from inventories	$25	$19
Deemed dividend on warrant inducement offer	$—	$(5,158)
Consideration for asset acquisition included in accounts payable	$103	$—
Consideration for asset acquisition included in non-controlling interest	$109	$—
Note payable of variable interest entities issued in connection with an asset acquisition	$1,246	$—
Extinguishment of notes payable due to related parties	$1,741	$—
Notes payable due to related parties obtained for extinguishment of the prior notes payable	$1,748	$—
Noncash consideration issued in connection with extinguishment of notes payable due to related parties	$622	$—
Extinguishment of royalties payable due to related parties	$2,712	$—
Issuance of Series J Convertible Preferred Stock in exchange for royalties payable due to related parties	$5,342	$—
Fair value of common stock issued in connection with asset acquisitions	$393	$—
Fair value of trading debt securities obtained as consideration for the Series B Convertible Preferred Stock and other equity-classified warrants	$864	$—
Operating right-of-use asset obtained in exchange for new operating lease liabilities	$142	$—

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

The Company’s second primary product, LockeT® (“LockeT”), is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure and is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently. In addition, LockeT is a sterile, Class I product that was registered with the FDA in February 2023. Clinical studies for LockeT began during the year ended December 31, 2023. These studies are planned to show the product’s effectiveness and benefits, including faster wound closure and patient ambulation/discharge, potentially resulting in higher procedural volumes and lower costs for the healthcare provider and/or insurance payor. This information is intended to provide crucial data that will improve marketability by establishing the effectiveness of the medical device and a competitive advantage. The Company recorded its first commercial sale of LockeT to distributors in May 2024. In April 2025, a U.S. patent for the product was granted by the United States Patent and Trademark Office. The Company also obtained the CE Mark approval for LockeT, permitting the marketing and sale of LockeT in the European Union, Switzerland and Turkey. Since receipt of the CE Mark, the Company has signed agreements with new distributors in the United Kingdom, Italy, Spain, Portugal, Switzerland, the Middle East, South Africa and Brunei.

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

On June 20, 2025, the Company formed a new subsidiary, KardioNav, Inc. ("KardioNav"), to pursue the advancement, development, and commercialization of electrophysiology mapping technologies. The Company assigned certain intellectual property related to the VIVO System that is not currently under development to KardioNav, while Chelak iECG ("Chelak"), an unrelated third party, assigned certain intellectual property related to technology designed to interface with implanted cardiac devices to facilitate improved pre-ablation mapping and localization of arrhythmogenic tissue to KardioNav. The intellectual property assigned by Chelak consisted solely of patents and related know-how at a conceptual stage, the development of which has not yet been advanced into a developed technology or product. KardioNav intends to integrate the Company’s VIVO mapping intellectual property with Chelak’s patents to develop a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. Research and development activities in animals and humans commenced during September 2025.

The Company owns 57% of KardioNav's issued and outstanding common stock, while Chelak owns 33% of the subsidiary's issued and outstanding common stock. The Company's Chief Executive Officer and Chairman of the Board of Directors and certain of his affiliates own the remaining 10% of the subsidiary's issued and outstanding common stock.

On December 31, 2025, in connection with the second amendment of the Related Party Notes described in Note 7, Notes Payable, the Company sold the Perikard membership interests for de minimis proceeds to Mr. Jenkins. The disposal primarily related to the acquired patents for acquired pericardial access technology. See Note 14, Asset Acquisitions, for additional information.

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

The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. During the year ended  December 31, 2025, the Company incurred $17.7 million in net losses and used $8.3 million in cash for operating activities. As of December 31, 2025, the Company had an accumulated deficit of $309.5 million, working capital deficit of $3.5 million, and cash and cash equivalents of $0.1 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future. The Company needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its research, development, and commercial operations.

On May 12, 2025, the Company executed a Securities Purchase Agreement for a private placement with three institutional investors and sold an aggregate of (i) 1,500 PIPE Units and (ii) 1,500 additional shares of a new series of the Company's preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share. Each PIPE Unit consisted of (i) one share of Series B Convertible Preferred Stock and (ii) Series L Warrants to purchase approximately 150 shares of common stock at an exercise price of $9.50 per share. As consideration for the PIPE Units and Series B Convertible Preferred Stock, the Company collected $1.5 million in cash and two secured Convertible Promissory Notes of QHSLab, Inc. (the “QHSLab Notes”), previously held by one of the investors, before deducting placement agent fees and offering expenses of $0.4 million (see Note 11, Equity Offerings).

On May 19, 2025, the Company entered into an At Market Offering Agreement (the “ATM Agreement”) and, through December 31, 2025, issued 887,852 shares of common stock under the ATM Agreement in exchange for gross proceeds of $4.0 million before deduction of commissions and offering expenses of $0.3 million.

On December 26, 2025, the Company issued an unsecured convertible notes payable with a principal amount of $102 thousand and a discount of $2 thousand to Boot Capital LLC for cash proceeds of $100 thousand. The Company further issued an unsecured convertible note payable with a principal amount of $204 thousand and a discount of $4 thousand to Vanquish Funding Group Inc. for cash proceeds of $200 thousand. The convertible notes payable have a maturity date of September 30, 2026 and stated interest rate of 10% per annum, which shall be payable when the principal amount is due. Any principal amount or interest that is not paid when due shall bear the default interest of 22% per annum.

On December 31, 2025, the Company entered into the second amendment of the Related Party Notes, which extended the maturity date of the notes payable to the Jenkins Family Charitable Institute to January 31, 2028, and the notes payable to FatBoy Capital, L.P. ("FatBoy") and Mr. Jenkins to January 31, 2029. As part of the second amendment, the Company issued 170,000 Series M Warrants to FatBoy and Mr. Jenkins, respectively, and transferred the Perikard membership interests to Mr. Jenkins for de minimis proceeds. All other terms and conditions remained unchanged.

On December 31, 2025, we entered into the Series J Exchange Agreement ("Royalty Right Exchange") with Mr. Jenkins and FatBoy to exchange future and accrued royalty rights of $2.7 million for an aggregate of 9,490 shares of the Company's newly designated Series J Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share.

On February 6, 2026, the Company entered into a Securities Purchase Agreement with certain accredited investors for a private placement financing and issued an aggregate of (i) 392,608 shares of the Company's common stock, par value $0.0001 per share, at a per share purchase price of $1.43 and (ii) 1,616.33 shares of newly designated Series C-1 Convertible Preferred Stock par value $0.0001 per share, with a stated value of $1,000 per share for gross proceeds of $2.2 million. The investors agreed to purchase newly designated Series C-2 and Series C-3 Convertible Preferred Stock, par value $0.0001 per share, with stated values of $1,000 per share, under additional closings for aggregate gross proceeds of $1.6 million per closing. The additional closings are subject to certain closing conditions, including stockholder approval to issue shares of common stock in excess of 19.99% of the Company’s issued and outstanding shares of common stock and to effect a reverse stock split (“Stockholder Approval”) and, solely with respect to the closing of the Series C-3 Convertible Preferred Stock, declaration of the effectiveness of the Registration Statement filed for the resale of the common stock underlying the Series C-1, C-2, and C-3 Convertible Preferred Stock. The investors also have the right, but not the obligation, to purchase up to an aggregate of $39.2 million of Series C-4 Convertible Preferred Stock, par value $0.0001 per share, with stated value of $1,000 per share in one or more closings.

On February 6, 2026, the Company also agreed to lower the exercise price of existing warrants and the conversion price of the Series B Convertible Preferred Stock to $1.78 per share for certain holders as consideration for exercising the existing warrants and converting the Series B Convertible Preferred Stock, resulting in aggregate proceeds of $0.4 million.

On March 9, 2026, the Company entered into an additional Securities Purchase Agreement with certain accredited investors for a private placement financing pursuant to which the investors agreed to purchase 1,853 shares of Series C-1 Convertible Preferred Stock, par value of $0.0001 per share and stated value of $1,000 per share, for aggregate gross proceeds of $1.9 million. The investors agreed to purchase newly designated Series C-2 and Series C-3 Convertible Preferred Stock, par value $0.0001 per share, with stated values of $1,000 per share, under additional closings for aggregate gross proceeds of $1.9 million per closing. The additional closings are subject to closing conditions, including approval from the Company’s stockholders to issue shares of common stock in excess of 19.99% of the Company’s issued and outstanding shares of common stock and, solely with respect to the closing for the Series C-3 Convertible Preferred Stock, effectiveness of the Registration Statement filed to register the resale of common stock underlying the Series C-1, C-2, and C-3 Convertible Preferred Stock. The investors also have the right, but not the obligation, to purchase up to an aggregate of $35.6 million of Series C-4 Convertible Preferred Stock, par value $0.0001 per share, with stated value of $1,000 per share in one or more closings.

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

Management plans to raise additional capital through public or private equity, debt financing, or other innovative and specialty financing strategies in order to fulfill its operating and capital requirements for at least 12 months from the date of issuance of the consolidated financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, Old Catheter, Cardionomix and KardioNav. All intercompany transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s consolidated financial statements are based upon a number of estimates including, but not limited to, the allowance for credit losses, evaluation of impairment of long-lived assets, valuation of long-lived assets and their associated estimated useful lives, evaluation of probable loss contingencies, fair value of royalties payable due to related parties, fair value of contingent consideration recorded in connection with an asset acquisition, fair value of trading debt securities, fair value of convertible notes payables, fair value of warrants issued, fair value of preferred stock issued, and fair value of equity awards granted.

Concentrations of Credit Risk

The Company's financial instruments held during the years ended  December 31, 2025 and 2024 that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company generally maintains cash and cash equivalent balances in various operating accounts at financial institutions with high quality credit ratings and had no deposits in financial institutions in excess of federally insured limits of $250,000. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to significant or unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other hedging arrangements.

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the consolidated balance sheets. The Company does not require collateral from its customers to secure accounts receivable.

The Company had 3 customers that individually accounted for 10% or more of total revenues included in the consolidated statements of operations for the years ended December 31, 2025 and December 31, 2024, respectively. 3 customers represented 28%, 12% and 10% of total revenues for the year ended  December 31, 2025, and 3 customers represented 37%, 15% and 10% of total revenues for the year ended December 31, 2024.

The Company had 3 vendors that individually accounted for 10% or more of accounts payable included in the consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively. 3 vendors represented 40%, 12% and 10% of accounts payable as of December 31, 2025, and 3 vendors represented 28%, 18% and 15% of accounts payable as of December 31, 2024.

The Company had 5 and 4 customers that individually accounted for more than 10% of total accounts receivable included in the consolidated balance sheets as of  December 31, 2025 and December 31, 2024, respectively. 2 customers represented 27% and 15%, and 3 customers each represented 10% of accounts receivable as of  December 31, 2025. 4 customers represented 46%, 19%, 16% and 13% of accounts receivable as of   December 31, 2024.

The Company is not dependent on any single supplier for critical components.

Reclassifications

Certain prior period financial statement amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the Company's previously reported results of operations or accumulated deficit. In the current period, the Company (i) presents royalty fees incurred and payable based on actual sales of products as well as future estimated royalty payments payable within the next 12 months under current portion of royalties payable due to related parties in the consolidated balance sheets, (ii) interest payable due to related parties and notes payable due to related parties is aggregated and presented as notes payable due to related parties in the consolidated balance sheets, and (iii) separately discloses interest expense due to related parties in the consolidated statements of operations. For comparative purposes, amounts in the prior periods have been reclassified to conform to current period presentations.

Segment Reporting

The Company operates in one reportable segment, which includes all activities related to the marketing, sales, and development of medical technologies in the cardiac electrophysiology field. While the commercial efforts that coordinate the marketing, sales, and distribution of these products are organized by geographic region and product, all of these activities are supported by a single corporate team and distribution channel. The determination of a single reportable segment is consistent with the consolidated financial information available and regularly reviewed by the Company’s chief operating decision maker (“CODM”).

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

The following table summarizes segment revenues and significant segment expenses included in the measure of segment profit or loss (consolidated net loss) reviewed by the CODM (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Revenues	$819	$420
Less:
Cost of revenues	63	42
Acquired in-process research and development expense	1,967	—
Loss on impairment of intangible assets	6,995	—
Loss on debt extinguishment	3,260	—
Depreciation and amortization expense	2,115	2,109
Stock-based compensation expense	338	54
Salaries and benefits expense	4,471	4,192
Professional fees	2,167	2,034
Research and development expense	862	272
Interest income	(34)	(81)
Interest expense	281	91
Change in fair value of royalties payable due to related parties	(5,709)	2,239
Change in fair value of convertible notes payable	(2)	—
Net loss on trading debt securities	564	—
Income tax provision (benefit)	(1,810)	3,141
Other segment items (1)	2,986	2,970
Segment net loss	(17,695)	(16,643)

Reconciliation of net loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(17,695)	$(16,643)

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

Cash equivalents, prepaid expenses, accounts receivable, accounts payable, and accrued expenses are reported on the consolidated balance sheets at carrying value, which approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company's short-term notes payable approximate the instruments' fair values due to the short-term maturities of these debt instruments. Similarly, the carrying value of the notes payable of variable interest entities and the notes payable due to related parties approximate their fair values due to the associated effective interest rate of the debt instrument.

Fair Value on a Recurring Basis

The following tables details the recurring fair value measurements within the fair value hierarchy of the Company’s financial instruments (in thousands):

		December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Money market funds	$2	$2	$—	$—
Total assets	$2	$2	$—	$—

Liabilities:
Royalties payable due to related parties	$792	$—	$—	$792
Convertible notes payable	298	—	—	298
Total liabilities	$1,090	$—	$—	$1,090

		December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual funds	$2,803	$2,803	$—	$—
Money market funds	12	12	—	—
Total assets	$2,815	$2,815	$—	$—

Liabilities:
Current portion of royalties payable due to related parties	$145	$—	$—	$145
Royalties payable due to related parties	9,068	—	—	9,068
Total liabilities	$9,213	$—	$—	$9,213

The fair value measurement of royalties payable due to related parties includes significant unobservable inputs that are not supported by any market data. Royalties payable due to related parties reflects the present value of estimated future royalty payments. The Company applies an internally developed, revenue adjusted discount rate (“RADR”) to discount back the forecasted royalty payments. The RADR is based on the Company’s weighted average cost of capital (“WACC”) adjusted for the product revenue’s risk profile. The risk-free rate used to determine the cost of equity for the RADR is adjusted to be commensurate with the term of the royalty agreements. Furthermore, the Beta and Risk Premium used to determine the cost of equity are also adjusted to reflect the product revenue's volatility. All other inputs for the RADR and the Company’s WACC are the same. See Note 8, Royalties Payable, for additional information over royalties payable due to related parties.

The following tables summarize the significant unobservable inputs used in the fair value measurement of royalties payable due to related parties:

December 31, 2025
Instrument	Valuation Technique	Unobservable Input	Input Range
Royalties payable due to related parties	Discounted future cash flows	Revenue adjusted discount rate	19.5%

December 31, 2024
Instrument	Valuation Technique	Unobservable Input	Input Range
Royalties payable due to related parties, including the current portion	Discounted future cash flows	Revenue adjusted discount rate	22.5%

The Company elected the fair value option to measure the convertible notes payable. The fair value of the convertible notes payable is determined using a probability weighted expected return model (“PWER model”) that values the convertible notes payable based on the discounted cash flows of three potential settlement outcomes: (i) the convertible notes payable will be converted into and settled in shares of common stock, (ii) the convertible notes payable’s principal and accrued interest will be paid in cash, and (iii) a dissolution scenario wherein the investor receives a partial payment based on a recovery rate. The conversion outcome incorporates a Monte Carlo simulation to estimate the Company’s common stock price at the expected conversion date and the number of shares issuable based on the variable conversion price. Aside from the probability of the three potential settlement outcomes, the fair value measurement incorporates several significant unobservable inputs, including the recovery rate, implied equity volatility, expected term assumptions, simulated conversion price, and credit-risk adjusted discount rate.

The table below summarizes the change in account balance for Level 3 financial instruments for the for the year ended December 31, 2025 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Royalties Payable due to Related Parties	Convertible Notes Payable
Balance at January 1, 2025	$9,213	$—
Issuance of convertible notes payable	—	300
Exchange of royalties payable due to related parties (see Note 8)	(2,712)	—
Change in fair value	(5,709)	(2)
Balance at December 31, 2025	$792	$298

The table below summarizes the change in account balance for Level 3 financial instruments for the year ended  December 31, 2024 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Royalties Payable due to Related Parties	Convertible Notes Payable
Balance at January 1, 2024	$6,974	$—
Change in fair value	2,239	—
Balance at December 31, 2024	$9,213	$—

Increases or decreases in the fair value of royalties payable due to related parties or convertible notes payable can result from updates to assumptions. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Changes or updates to assumptions could have a material impact on the reported fair value, the change in fair value, and the results of operations in any given period.

Fair Value on a Non-Recurring Basis

The following table details the non-recurring fair value measurements within the fair value hierarchy of the Company’s financial instruments (in thousands):

		December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
VIVO Intangible Assets	$184	$—	$—	$184

Certain long-lived assets were measured at fair value on a non-recurring basis as of December 31, 2025. The VIVO intangible assets were recorded at their estimated fair value as a result of the impairment analysis performed for the year ended December 31, 2025 (see Note 5, Intangible Assets, for further information). The Company estimated the fair value of VIVO intangible assets using various income-based, discounted cash flow models. The Company used the multi-period excess earnings method to estimate the fair value for developed technology and the relief from royalty method for trade names. The discounted cash flow models incorporate several significant unobservable inputs, including discount rates applied to projected cash flows, annual obsolescence rates (both pre and post-patent expiration), and estimated pre-tax royalty rates.

The following table summarizes the significant unobservable inputs used in the fair value measurement of the VIVO intangible assets:

December 31, 2025
Instrument	Valuation Technique	Unobservable Input	Input Range
Intangible assets - Developed technology	Multi-period excess earnings	Discount rate	22%
		Annual obsolescence rate (pre-patent expiration)	95.0%
		Annual obsolescence rate (post-patent expiration)	75.0%
Intangible assets - Trade Name	Relief from royalty	Discount rate	22%
		Pre-tax royalty rate	1.0%

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

Changes in the estimated collectability of accounts receivable are recorded in the consolidated statements of operations in the period in which the estimate is revised. Accounts receivable are written off as uncollectible after all means of collection are exhausted. Any subsequent recoveries are credited to the allowance for credit losses. As of  December 31, 2025 and December 31, 2024, the allowance for credit losses related to accounts receivable was immaterial.

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

The Company periodically reviews the residual values and estimated useful lives of each class of its property and equipment for ongoing reasonableness, considering the long-term views of their intended use and the level of planned improvements to maintain and enhance those assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective account balances, and any resulting gain or loss is recognized in the Company’s consolidated statements of operations. The cost of repairs and maintenance is expensed as incurred, whereas significant renewals and betterments are capitalized.

Impairment of Long-lived Assets

In accordance with ASC 360, Impairment and Disposals of Long-lived Assets ("ASC 360"), the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value of the long-lived assets  may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset  may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the assets carrying value over its fair value is recorded in the Company’s consolidated statements of operations at that date.

As a result of the Company’s sustained decrease in stock price and sustained negative cash flows and operating losses, the Company assessed both of its long-lived asset groups for impairment. The Company compared the expected undiscounted future cash flows of each long-lived asset group against their respective carrying value. While the LockeT asset group was deemed to be recoverable, the Company concluded that the VIVO asset group was not recoverable as its expected undiscounted future cash flows were lower than its carrying value. Accordingly, the Company used a discounted cash flow analysis to estimate the fair value of the VIVO asset group. As a result of the valuation, the Company recorded an impairment loss of  $7.0 million related to its VIVO intangible assets during the year ended December 31, 2025. There were no impairment charges for the year ended December 31, 2024.

Royalties Payable Due to Related Parties

The Company is obligated to pay royalties related to the sales of LockeT and AMIGO System under various royalty agreements executed by Old Catheter. The Company recognizes a liability for royalty fees incurred and payable based on actual sales of products under current portion of royalties payable due to related parties in the consolidated balance sheets. The Company recognizes a liability for future, estimated royalty payments at fair value under current portion of royalties payable due to related parties in the consolidated balance sheets if it is payable within the next 12 months and under royalties payable due to related parties in the consolidated balance sheets if it is payable 12 months after the balance sheet date. The royalties payable due to related parties is remeasured at each reporting period. Changes in fair value of royalties payable due to related parties are recorded in the consolidated statements of operations in the period in which they occur. See Note 8, Royalties Payable, for additional information.

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

Assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development (“IPR&D”) in the consolidated balance sheets. Acquired IPR&D that has no alternative future use as of the acquisition date is recognized as acquired-in-process research and development expense in the consolidated statements of operations as of the acquisition date.

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

Debt Securities

Debt securities consist of the QHSLab Notes, which were received as partial consideration for the PIPE Units and Series B Convertible Preferred Stock issued by the Company under the May 2025 PIPE Financing (see Note 11, Equity Offerings, for further details). One QHSLab Note was originally issued on  August 10, 2021 with a principal amount of $806 thousand, a maturity date of  August 10, 2022, an interest rate of 5% per annum, a default interest rate of 18%, and a conversion rate of 20 cents per share of common stock of QHSLab, Inc. (“QHSLab”) ("2021 Note").  The second QHSLab Note was originally issued on  July 19, 2022 with a principal amount of $440,000, a maturity date of  July 19, 2023, interest rate of 5% per annum, a default interest rate of 18%, and conversion rate of 20 cents per share of common stock of QHSLab (“2022 Note”). Both QHSLab Notes were in default at the date of transfer.

Under ASC Topic 320, Investments: Debt Securities, debt securities are classified into one of three categories upon acquisition: held-to-maturity, available-for-sale or trading. Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading. All other debt securities are classified as available-for-sale. As the Company acquired the QHSLab Notes with the intent of selling them, the QHSLab Notes were classified as trading debt securities. Trading debt securities are initially and subsequently measured at fair value in the consolidated balance sheets.

The QHSLab Notes were initially recorded at fair value of $864 thousand at the close of the May 2025 PIPE Financing. In November 2025, the Company sold the QHSLab Notes for cash proceeds of $300 thousand and recognized a realized loss of $564 thousand in net loss on trading debt securities in the consolidated statement of operations. As of December 31, 2025, the Company did not hold any trading debt securities.

Convertible Notes Payable

On December 26, 2026, the Company issued two short-term, convertible notes payable. See Note 7, Notes Payable, for additional information on the convertible notes payable.

The convertible notes payable represent debt-host financial instruments whose embedded features must be assessed for bifurcation and separate accounting as derivative liabilities under ASC Topic 815, Derivatives and Hedging (“ASC 815”), unless the fair value option is elected under ASC Topic 825, Financial Instruments (“ASC 825”). ASC 825 allows entities to elect the fair value option to measure certain financial assets and liabilities at fair value. The fair value option may be elected on a financial instrument-by- financial instrument basis and is irrevocable, unless a new election date occurs. The fair value option simplifies the accounting by requiring the entire financial instrument to be measured at fair value.

As permitted under ASC 825, the Company elected the fair value option to account for the convertible notes payable. The Company records the convertible notes payable at fair value with any changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations. The change in fair value of convertible notes payable includes interest expense accrued for the convertible notes payable. Any portion of the change in fair value that is attributed to a change in the convertible note payables’ credit risk is recognized as a component of other comprehensive income.

As a result of applying the fair value option, any debt issuance costs related to the convertible notes payable were expensed as incurred and were not deferred.

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

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC Topic 810, Consolidation ("ASC 810"). These evaluations can be complex and judgmental, involving the use of estimates and assumptions based on available information among other factors. Based on these evaluations, if the Company determines it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE. The equity owned by other stockholders is presented, as applicable, as non-controlling interests in the accompanying consolidated balance sheets, statements of operations, and statements of stockholders’ equity.

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

As of December 31, 2025, Cardionomix only had a note payable with a carrying value of $1.3 million that was issued in May 2025 in connection with the asset acquisition. This note payable is presented under notes payable of variable interest entities, net of discount in the consolidated balance sheets. Cardionomix does not hold any other material assets or liabilities as of December 31, 2025. Creditors of Cardionomix have no recourse to the Company’s general credit and their claims are limited solely to the assets of Cardionomix.

The Company provided financial support to Cardionomix, including the payment of direct transactions costs totaling $0.3 million incurred in connection with the asset acquisition. Currently, unless Cardionomix can obtain its own dedicated financing, the Company does not intend to allocate capital to fund the clinical development of the acquired assets.

The minority equity interest holders are presented as non-controlling interests in the accompanying consolidated balance sheets, statements of operations, and statements of stockholders’ equity.

KardioNav

KardioNav is a legal entity that was solely created to hold the assets of and to clinically develop and commercialize certain intellectual property related to new cardiac technology. The Company holds 57% of the voting common stock, while the Company’s Chief Executive Officer and his affiliates hold 10%, and other third parties hold the remaining 33%. The Company determined that its controlling equity interest represents a variable interest in KardioNav, which meets the definition of a VIE as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. Furthermore, the Company has determined that it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the VIE’s economic performance through its controlling equity interest. The Company therefore consolidates the results of operations, assets, and liabilities of KardioNav. The Company assigned certain intellectual property related to the VIVO System to KardioNav, which was accounted for as a common control transaction under ASC 810 and carried at the Company's carrying value at inception. Furthermore, the fair value of the intellectual property assigned by Chelak to KardioNav was deemed to be de minimis as the intellectual property solely consists of patents and related know-how at the conceptual stage. Therefore, the Company recognized no gain or loss upon initial consolidation. Creditors of KardioNav have no recourse to the Company’s general credit and their claims are limited solely to the assets of KardioNav. During 2025, KardioNav obtained its own financing. The Company currently does not intend to provide financial support to KardioNav.

As of December 31, 2025, KardioNav's only assets or liabilities relate to accrued expenses of $17 thousand and notes payable due to related parties with a carrying value of $306 thousand. The notes payable due to related parties are presented under short-term notes payable of variable interest entities due to related parties in the consolidated balance sheets. KardioNav does not hold any other material assets or liabilities.

The minority equity interest holders are presented as non-controlling interests in the accompanying consolidated balance sheets, statements of operations, and statements of stockholders’ equity.

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

If a freestanding financial instrument does not represent an outstanding equity share and does not meet liability classification under ASC 480, the Company then assesses whether the freestanding financial instrument is indexed to its own stock and meets equity classification pursuant to ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). The Company further assesses whether the freestanding financial instruments should be classified as temporary equity. Freestanding financial instruments that are redeemable for cash or other assets at a fixed or determinable date, at the option of the holder, or upon the occurrence of an event are classified in temporary equity in accordance with ASC 480. Otherwise, the freestanding financial instruments are classified in permanent equity.

See Note 11, Equity Offerings, and Note 12, Preferred Stock, for additional information on the freestanding financial instruments assessed under ASC 480 and ASC 815-40 for equity or liability classification.

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

The Company invoices the customer for the VIVO System and related software upgrades after physical possession and control of the VIVO System has been transferred to the customer. Subsequent renewals for software upgrades are invoiced at inception of the renewed term. The timing of payment for the corresponding invoices depends on the credit terms identified in each customer contract. The software upgrade services revenues during the years ended   December 31, 2025 and 2024 were not material. The Company did not apply any significant judgments, or changes in judgments, that materially affected the determination of the amount or timing of revenue recognized for these arrangements during the years ended December 31, 2025 and 2024.

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

Disaggregation of Revenue

The following table summarizes disaggregated product sales by geographic area (in thousands):

	For the Year Ended December 31,
	2025	2024
Product sales
US	$655	$278
Europe	164	142
Total product sales	$819	$420

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net product sales, while all other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Advertising and Marketing

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising costs were $171 thousand and $170 thousand during the years ended  December 31, 2025 and 2024, respectively

.

Patents

The Company expenses patent costs, including related legal costs, as incurred and records such costs as selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

Major components of research and development costs include consulting, research grants, supplies, salaries and benefits, and clinical trial expenses. Research and development expenses are charged to operations in the period incurred.

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

On July 4, 2025, the One Big Beautiful Bill Act, was signed into law. The legislation did not have a material impact on the Company's income tax expense or effective income tax rate for the year ended December 31, 2025.

Basic and Diluted Net Loss per Share

Earnings per share attributable to Catheter Precision, Inc. common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for the holders of the Company’s common shares and participating securities. The Company’s Series X Convertible Preferred Stocks, of which no shares were outstanding as of December 31, 2025, as well as the Series B Convertible Preferred Stock, Series J Convertible Preferred Stock, convertible notes payable and outstanding warrants are participating securities as they contain participating rights in distributions made to common stockholders. Since the participating securities do not include a contractual obligation to share in the losses of the Company, they are not included in the calculation of net loss per share in the periods that have a net loss. In addition, common stock equivalent shares (whether or not participating) are excluded from the computation of diluted loss per share in periods in which they have an anti-dilutive effect on net loss per common share.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to Catheter Precision, Inc. common stockholders, diluted net loss per share attributable to Catheter Precision, Inc. common stockholders is the same as basic net loss per share attributable to Catheter Precision, Inc. common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from outstanding warrants, stock options, convertible notes payable, Series B Convertible Preferred Stock and Series J Convertible Preferred Stock were anti-dilutive (see Note 10, Net Loss per Share).

Net income or loss attributable to Catheter Precision, Inc. common stockholders consists of net income or loss attributable to Catheter Precision, Inc., as adjusted for actual and deemed dividends declared, if applicable.

Recently Adopted Accounting Pronouncements

In  December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after  December 15, 2024, with early adoption permitted. The Company elected to prospectively adopt the guidance. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements, but did require enhanced income tax disclosures in the notes to the consolidated financial statements. See Note 15, Income Taxes, for related disclosures.

Recently Issued Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient for entities to estimate expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606. ASU 2025-05 is effective for the Company for annual periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is evaluating the impact of this standard on its financial statements and related disclosures. The Company does not expect this update to have a material effect on the Company's consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which is intended to clarify and improve certain aspects of interim financial reporting, including the requirements for interim disclosures and the application of recognition and measurement guidance in interim periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Adoption can be applied prospectively or retrospectively. The Company is currently evaluating the potential impact that ASU 2025-11 may have on its consolidated financial statements and related disclosures. The Company does not expect this update to have a material effect on the Company's consolidated financial statements.

Note 3. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$37	$18
Finished goods	49	15
Inventories	$86	$33

There were no charges for inventory obsolescence or allowance recorded for the years ended December 31, 2025 and 2024.

Note 4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$36	$29
Computer hardware and software	42	29
LockeT animation video	29	29
VIVO DEMO/Clinical Systems	126	101
Property and equipment, gross	233	188
Accumulated depreciation	(169)	(97)
Property and equipment, net	$64	$91

Depreciation expense was $72 thousand and $65 thousand for the years ended December 31, 2025 and 2024, respectively.

Note 5. Intangible Assets

During the year ended December 31, 2025, the Company determined that impairment indicators were present due to the Company’s sustained decrease in stock price and sustained negative cash flows and operating losses. The Company evaluated both of its long-lived asset groups for impairment. While the LockeT asset group was deemed to be recoverable, the Company concluded that the VIVO asset group was not recoverable. Based on the results of the impairment analysis, in which the fair value of the VIVO asset group was determined using a discounted cash flow model, the Company recorded an impairment charge of approximately $7.0 million related to the VIVO developed technology and trademarks. This charge was recorded to loss on impairment of intangible assets in the consolidated statements of operations.

The following table summarizes the Company’s intangible assets as of  December 31, 2025 (in thousands):

	Estimated
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	( Years)	Amount	Amortization	Value
Developed technology ‐ VIVO	15	$170	$—	$170
Developed technology ‐ LockeT	14	18,770	(4,022)	14,748
Customer relationships	6	62	(31)	31
Trademarks/trade names ‐ VIVO	9	14	—	14
Trademarks/trade names ‐ LockeT	9	409	(136)	273
		$19,425	$(4,189)	$15,236

The following table summarizes the Company’s intangible assets as of  December 31, 2024 (in thousands):

	Estimated
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	( Years)	Amount	Amortization	Value
Developed technology ‐ VIVO	15	$8,244	$(1,099)	$7,145
Developed technology ‐ LockeT	14	18,770	(2,681)	16,089
Customer relationships	6	62	(21)	41
Trademarks/trade names ‐ VIVO	9	876	(195)	681
Trademarks/trade names ‐ LockeT	9	409	(91)	318
		$28,361	$(4,087)	$24,274

The estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

Future
Amortization
Years ending December 31,	Expense
2026	$1,413
2027	1,413
2028	1,413
2029	1,403
2030	1,403
Thereafter	8,191
Total	$15,236

The Company uses the straight-line method to determine amortization expense for its definite lived intangible assets. Amortization expense, included within selling, general and administrative expenses in the consolidated statements of operations, for the Company's intangible assets was $2.0 million for the years ended  December 31, 2025 and 2024, respectively.

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Legal expenses	$135	$81
Offering costs	1,356	1,356
Compensation and related benefits	75	35
Other accrued expenses	131	76
Accrued expenses	$1,697	$1,548

Note 7. Notes Payable

Note Payable - Director and Officer Liability Insurance

The Company purchased director and officer liability insurance coverage on September 26, 2024 for $293 thousand. A down payment of $44 thousand was made and the remaining balance of $249 thousand was financed over 10 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan was 9.99%. Interest expense on this loan was $6 thousand for the years ended  December 31, 2025 and 2024, respectively. The loan balance was paid off in July 2025, such that there is no remaining balance as of December 31, 2025. The loan balance was $177 thousand as of December 31, 2024 and is recorded under short-term notes payable in the consolidated balance sheets.

The Company purchased director and officer liability insurance coverage on October 1, 2025 for $77 thousand. A down payment of $15 thousand was made and the remaining balance of $62 thousand was financed over 3 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan is 11.34%. Interest expense on this loan was $1 thousand for the year ended December 31, 2025. The loan balance was paid off in December 2025, such that there is no remaining balance as of  December 31, 2025.

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

Interest expense on this note was $84 thousand for the year ended December 31, 2025. The Note Payable and related accrued interest totaled $1.3 million as of  December 31, 2025, which included a principal balance of $1.5 million and accrued interest expense of $39 thousand net of unamortized discounts of $209 thousand. The Note Payable and related accrued interest was recorded under notes payable of variable interest entities on the consolidated balance sheets.

Promissory Notes (Collectively, the “Related Party Notes”)

On May 30, 2024, David A. Jenkins loaned $500,000 to the Company in exchange for a short-term promissory note.

On June 25, 2024, an entity controlled by Mr. Jenkins, FatBoy Capital L.P., loaned $150,000 to the Company in exchange for a short-term promissory note.

On July 1, 2024 and July 18, 2024, the Company entered into two short-term promissory notes with FatBoy Capital L.P., wherein the entity loaned $250,000 and $100,000, respectively, to the Company in exchange for the short-term promissory notes.

On July 25, 2024, the Company entered into a short-term promissory note with a Trust, Jenkins Family Charitable Institute, of which Mr. Jenkins’ adult daughter is the trustee, wherein the Trust loaned $500,000 to the Company in exchange for the short-term promissory note.

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

On December 31, 2025, the Company entered into the second amendment of the Related Party Notes, which extended the maturity date of the notes payable to the Jenkins Family Charitable Institute to January 31, 2028, and the notes payable to FatBoy Capital, L.P. and Mr. Jenkins to January 31, 2029. As part of the second amendment, the Company issued 170,000 Series M Warrants to FatBoy Capital L.P. and Mr. Jenkins, respectively, and transferred the Perikard membership interests to Mr. Jenkins for de minimis proceeds. All other terms and conditions remained unchanged. The second amendment was accounted for as a debt extinguishment since the amended terms and conditions were substantially different from prior terms and conditions. In accordance with ASC 470-50, the Company derecognized the net carrying amount of the original Related Party Notes and recorded the amended Related Party Notes at fair value. Since the fair value of the amended Related Party Notes of $1.7 million was greater than the principal balance of $1.5 million, the Company recognized a premium of $0.2 million as of December 31, 2025. The difference between the reacquisition price, which is the sum of the fair values of the amended Related Party Notes, Perikard membership interests, and Series M Warrants, and the net carrying amount of the original Related Party Notes of $0.6 million was recorded as loss on debt extinguishment in the consolidated statements of operations. See Note 11, Equity Offerings, and Note 14, Asset Acquisitions, for additional information on the Series M Warrants issued and the Perikard patents transferred in connection with the debt extinguishment, respectively.

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

Interest expense on the Related Party Notes was $180 thousand and $81 thousand for the years ended December 31, 2025 and 2024, respectively. The Related Party Notes totaled $1.7 million as of  December 31, 2025, of which $248 thousand related to unamortized premiums that arose from the debt extinguishment of the original Related Party Notes. The Related Party Notes totaled $1.6 million as of  December 31, 2024, of which $61 thousand related to accrued interest. The Related Party Notes, including any accrued interest and unamortized premiums, are recorded under the notes payable due to related parties on the consolidated balance sheets.

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

Interest expense on this note was $6 thousand for the year ended December 31, 2025. The Notes Payable and related accrued interest totaled $306 thousand as of  December 31, 2025, which included a principal balance of $300 thousand and accrued interest of $6 thousand. The Notes Payable and related accrued interest are recorded under short-term notes payable of variable interest entities due to related parties on the consolidated balance sheets.

Convertible Notes Payable

On December 26, 2025, the Company issued an unsecured convertible note payable with a principal amount of $102 thousand and a discount of $2 thousand to Boot Capital LLC for cash proceeds of $100 thousand. The Company further issued an unsecured convertible note payable with a principal amount of $204 thousand and a discount of $4 thousand to Vanquish Funding Group Inc. for cash proceeds of $200 thousand. The convertible notes payable have a maturity date of September 30, 2026 and stated interest rate of 10% per annum, which shall be payable when the principal amount is due. Any principal amount or interest that is not paid when due shall bear the default interest of 22% per annum. Changes in fair value of convertible notes payable along with interest expense are recorded under change in fair value of convertible notes payable in the consolidated statements of operations. The Company incurred debt issuance costs of $7 thousand that were expensed in accordance with the fair value option during the twelve month period ended December 31, 2025.

The outstanding balance is convertible, in whole or in part, at any time, during the period beginning on the date that is 180 days after the issuance date and ending on the later of (i) the maturity date or (ii) the date of payment of the Default Amount (as defined below). The number of shares to be issued is based on the conversion amount (i.e., the total amount of principal, accrued but unpaid interest, default interest, and other payable amounts to be converted) divided by the conversion price, which equals 75% of the average of the lowest three volume weighted average prices for the Company’s shares of common stock during the 10 trading day period ending on the conversion date. The conversion right is subject to a beneficial ownership limitation of 4.99% of the Company’s outstanding common stock.

The Company has the right to prepay the outstanding balance of the convertible notes payable, which is defined as the sum of the outstanding principal amount, accrued and unpaid interest, default interest, and any other amounts due and payable, with three days’ prior written notice. If the Company pays within 90 days of the issuance date, the Company must pay 120% of the outstanding balance. If the Company pays within 90 to 180 days after the issuance date, the Company must pay 125% of the outstanding balance.

The convertible notes payable are immediately due and payable upon an event of default, including the Company’s failure to pay the principal amount or interest when due, failure to issue shares upon conversion, breach of covenants, bankruptcy or insolvency proceedings, delisting of its common stock, failure to comply with reporting requirements under the Securities Exchange Act, liquidation, cessation of operations, financial statement restatement, and cross-default. Upon an event of default, the Company shall pay 150% of the outstanding principal, accrued and unpaid interest, default interest, and any other amounts due and payable (“Default Amount”). If the event of default relates to the Company’s failure to issue shares of common stock upon conversion, the Company shall pay twice the Default Amount.

Future maturities for long-term debts as of  December 31, 2025 were as follows (in thousands):

December 31,
2025
2026	$—
2027	—
2028	2,000
2029	1,000
Total principal	$3,000
Plus: accrued interest	39
Plus: premium	248
Less: discount	(209)
Total	$3,078

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

On December 31, 2025, the Company entered into the Series J Exchange Agreement ("Exchange Agreement") with Mr. Jenkins and FatBoy Capital, L.P. to exchange future and accrued royalty rights of $2.7 million for an aggregate of 9,490 shares of the Company's newly designated Series J Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share (see Note 12, Preferred Stock, for additional information). The Exchange Agreement was accounted for as an extinguishment of liabilities as the Company settled an outstanding contractual obligation through the issuance of shares of preferred stock. Therefore, the Company derecognized $2.7 million of royalties payable due to related parties and recognized the fair value of the Series J Convertible Preferred Stock of $5.3 million in additional paid-in capital in the consolidated balance sheets. The difference between the fair value of the Series J Convertible Preferred Stock and the fair value of the royalties payable due to related parties of $2.6 million was recorded as loss on debt extinguishment in the consolidated statements of operations.

All other royalties payable remain outstanding and are included under current portion of royalties payable due to related parties and royalties payable due to related parties in the condensed balance sheets. The Company recorded a gain for the change in the fair value of the royalties payable due to related parties of $5.7 million for the year ended December 31, 2025 and a loss of $2.2 million for the year ended December 31, 2024. The fair value of the royalties payable due to related parties totaled $0.8 million and $9.2 million as of  December 31, 2025 and December 31, 2024, respectively.

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

The Company is not actively marketing and selling the AMIGO System, such that there was no royalty expense recorded for the years ended December 31, 2025 and 2024 in relation to the AMIGO System.

Note 9. Leases

The Company determines if an arrangement contains a lease at contract inception based on its ability to control a physically distinct asset in exchange for consideration. If the arrangement contains a lease, the Company then determines the classification of the lease as either operating or finance. For the years ended December 31, 2025 and 2024, the Company only had operating leases.

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

The Company elected to utilize the short-term lease exemption to exclude recognition of ROU assets and lease liabilities from the consolidated balance sheet for leases with an initial term of 12 months or less, with payments instead being expensed on a straight-line basis over the lease term. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present as of the lease commencement date. The Company monitors its plans to renew its material lease each reporting period.

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

South Carolina Office Lease Agreement

On September 27, 2022, Old Catheter entered into a lease agreement for office space located in Fort Mill, South Carolina. The space is used for office and general use. The lease term began on October 1, 2022 for 38 months, and included two months of free rent from the commencement date of the lease. The original lease agreement contains two distinct 36-month renewal periods, which require 180 days’ notice of the Company's intention to exercise. In June 2025, the Company notified the landlord of its intent to exercise its option to extend the lease for an additional 36-month period through the end of December 1, 2028. Accordingly, the Company remeasured the lease liability on the basis of the revised lease payments and lease term, such that the first extension option of 36 months has been included in operating right-of-use-assets and operating lease liabilities in the consolidated balance sheet as of December 31, 2025.

As of December 31, 2025, the Company does not intend to exercise the second extension option and the second option is therefore excluded from operating right-of-use assets and operating lease liabilities in the consolidated balance sheet as of December 31, 2025.

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

On July 8, 2025, the Company entered into a second lease extension agreement to extend the lease for an additional 24-month period through the end of December 31, 2027. The amended lease does not contain any additional options to extend or renew the term. Accordingly, the Company remeasured the lease liability on the basis of the revised lease payments and lease term, such that the extension option of 24 months has been included in operating right-of-use-assets and operating lease liabilities in the consolidated balance sheet as of December 31, 2025.

Park City Office Lease Agreement

On March 19, 2023, the Company entered into a lease agreement for office space located in Park City, Utah. The space is used for office and general use. The lease term began on May 1, 2023 for 36 months. The lease contains one 36-month renewal period, which requires 180 days’ notice of the Company's intention to exercise. As of December 31, 2025, the Company does not intend to exercise the extension option and the option is therefore excluded from operating right-of-use assets and operating lease liabilities in the consolidated balance sheet as of December 31, 2025.

The following tables present supplemental consolidated balance sheet information related to operating leases for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Operating lease expense	$104	$108
Cash paid for leases	$103	$104

	December 31,
	2025	2024
Weighted average remaining lease term (in years) - operating leases	2.67	1.12
Weighted average discount rate - operating leases	9.67%	8.58%

Future minimum lease payments for all lease obligations for the following five fiscal years and thereafter are as follows (in thousands):

Years ending December 31:	Operating Leases
2026	$76
2027	64
2028	48
Total minimum lease payments	188
Less effects of discounting	(24)
Present value of future minimum lease payments	$164

Operating lease right-of-use assets and lease liabilities were recorded in the consolidated balance sheets as follows (in thousands):

	December 31,
	2025	2024
Operating lease right-of-use assets, net	$162	$105
Current portion of operating lease liabilities	$63	$98
Operating lease liabilities	101	13
Total operating lease liabilities	$164	$111

Note 10. Net Loss per Share

The Company’s Series X Convertible Preferred Stock, of which no shares were outstanding as of December 31, 2025, as well as the Series B Convertible Preferred Stock, Series J Convertible Preferred Stock, convertible notes payable, and outstanding warrants have participation rights to any dividends that may be declared in the future, such that they are participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to the participating securities since the holders have no contractual obligation to share in the losses of the Company.

As a result of the net loss attributable to Catheter Precision, Inc.'s common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the years ended  December 31, 2025 and 2024 because including them would have been antidilutive:

	December 31,
	2025	2024
Warrants for common stock	1,418,943	870,500
Employee stock options	149,993	5,016
Series B Convertible Preferred Stock	335,213	—
Series J Convertible Preferred Stock	6,083,005	—
Series X Convertible Preferred Stock	—	66,580
Convertible notes payable	733,134	—
Total common stock equivalents	8,720,288	942,096

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

As a result of the 2024 Warrant Inducement Offer, the Company recorded a deemed dividend for the modification of the 2024 Existing Warrants and issuance of the Series K Warrants of $5.2 million for the year ended  December 31, 2024. Furthermore, the Company assessed the Series K Warrants and Placement Agent Warrants and determined that they do not require liability classification pursuant to ASC 480. The Series K Warrants and Placement Agent Warrants do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the Series K Warrants and Placement Agent Warrants were recorded to additional paid-in capital in the consolidated balance sheets.

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

During the year ended December 31, 2025, the Company released and issued the remaining balance of 162,947 Abeyance Shares. Accordingly, the Company held no shares of common stock in abeyance as of December 31, 2025.

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

The Company assessed the Series L Warrants and Placement Agent Warrants issued in connection with the May 2025 PIPE Financing and determined that they do not require liability classification pursuant to ASC 480. Furthermore, the Series L Warrants and Placement Agent Warrants do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the Series L Warrants and Placement Agent Warrants were recorded to additional paid-in capital in the consolidated balance sheets.

See Note 12, Preferred Stock, for additional information on the Series B Convertible Preferred Stock issued by the Company in connection with the May 2025 PIPE Financing.

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

On May 21, 2025, the Company filed the registration statement on Form S-3 for the resale of shares of common stock issuable upon the conversion of the Series B Convertible Preferred Stock and Series L Warrants, and it was declared effective on May 30, 2025. It is not probable that the Company will be obligated to make payments under the registration rights agreement as of December 31, 2025.

At the Market Offering Agreement

On May 19, 2025, the Company entered into an At Market Offering Agreement (“ATM Agreement”) with Ladenburg. Under the ATM Agreement, the Company may offer and sell up to $1.3 million of shares of common stock, par value $0.0001 per share, through Ladenburg. On June 13, 2025, the Company filed a prospectus supplement increasing the aggregate amount available to be sold to $3.2 million under the ATM (“Shares”). On August 7, 2025, the Company filed a prospectus supplement, which supersedes and replaces the prospectus supplement dated June 13, 2025, increasing the aggregate amount of shares available to be sold to $4.3 million. The Shares have been and will continue to be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-284217), which was initially filed with the Securities and Exchange Commission on January 10, 2025 and declared effective on January 22, 2025.

The Company had no obligation to sell, and Ladenburg was not obligated to buy or sell, any of the Shares under the ATM Agreement, and the Company could at any time suspend offers under the ATM Agreement. The ATM Agreement was terminated effective November 24, 2025.

The Company has agreed to pay Ladenburg a commission equal to 3% of the aggregate gross proceeds from sale of its shares of common stock.

As of  December 31, 2025 ,  887,852  shares of common stock have been sold under the ATM Agreement for gross proceeds of  $4.0 million before deduction of commission and offering expenses of  $0.3 million.

December 2025 Warrant Issuance

On December 31, 2025, in connection with the second amendment of the Related Party Notes described in Note 7, Notes Payable, the Company issued an aggregate of 340,000 Series M Warrants to FatBoy Capital L.P. and Mr. Jenkins.

The Series M Warrants are not exercisable until Stockholder Approval is obtained, and expire 5.5 years thereafter. Each Series M Warrant is exercisable into one share of the Company's common stock at an exercise price of $1.56 per share and may be exercised on a cashless basis under certain circumstances. The exercise price of the Series M Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company's common stock. The Series M Warrants are callable by the Company for $0.01 per share if the volume-weighted average price of the Company's common stock for 20 consecutive trading days exceeds $1.50 per share and the Series M Warrants have not been exercised. Stockholder approval for the exercise of the Series M Warrants has not yet been obtained.

In the event of certain transactions resulting in a change in control, then upon the subsequent exercise of the Series M Warrants, for each share of common stock that would have been issuable upon exercise immediately prior to the event, the holders shall receive the number of shares of common stock of the successor entity and any alternate consideration given to common stockholders. The exercise price shall be adjusted to apply to such alternate consideration based on the amount of alternate consideration issuable for one share of common stock. If holders of common stock are given any choice as to the securities, cash or property to be received for alternate consideration, then the holder shall be given the same choice.

The Company assessed the Series M Warrants and determined that they do not require liability classification pursuant to ASC 480. Furthermore, the Series M Warrants do not have any net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, the fair value of the Series M Warrants of $509 thousand was recorded as an increase to additional paid-in capital in the consolidated balance sheets.

Warrants

The following table presents the number of common stock warrants outstanding:

Warrants outstanding, December 31, 2024	1,033,447
Issued	579,098
Exercised	(162,947)
Expired	(30,655)
Warrants outstanding, December 31, 2025	1,418,943

As of  December 31, 2025 and December 31, 2024, all warrants outstanding are recorded in additional paid-in capital in the consolidated balance sheets. The following table presents the number and type of common stock purchase warrants outstanding, their exercise price, and expiration dates as of December 31, 2025:

	Warrants
Warrant Type	Outstanding	Exercise Price	Expiration Date
August 2021 Pharos Banker Warrants	7	$28,405.00	8/16/2026
February 2022 Series B Warrants	2,061	$2,660.00	2/4/2029
July 2022 Series C Warrants	1,495	$2,660.00	7/22/2027
September 2024 Series I Warrants	56,784	$13.30	3/3/2026
September 2024 Series J Warrants	188,363	$19.00	9/3/2029
September 2024 Representative Warrants	11,302	$29.45	8/29/2029
October 2024 Series K Warrants	562,945	$13.30	7/13/2030
October 2024 Placement Agent Warrants	16,888	$20.62	4/25/2030
Series L Warrants	225,564	$9.50	1/25/2031
Placement Agent Warrants May 2025	13,534	$10.31	6/6/2030
December 2025 Series M Warrants	340,000	$1.56	**
	1,418,943

**The December 2025 Series M Warrants expire 5.5 years from the initial exercise date. The exercise date is defined as the date of stockholder approval. As of the date of this filing, such stockholder approval has not yet occurred.

As of December 31, 2025, the warrants issued by the Company had a weighted average exercise price of $17.60.

Placement Fees

In connection with offerings completed by the Company in 2022 (the "2022 Offerings"), the Company entered into an agreement with a placement agent that, subject to satisfaction of the requirements contained therein, called for a placement fee payable based on capital raised from certain investors for a definitive time following the expiration of the agreement. The accrued placement fee of approximately $1.4 million related to the 2022 Offerings is included in accrued expenses in the consolidated balance sheets as of  December 31, 2025 and December 31, 2024 . Additionally, the agreement called for the issuance of warrants with the following terms:

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

Series X Convertible Preferred Stock has no voting rights prior to the conversion into common stock. While there are generally no voting rights of the Series X Convertible Preferred Stock, there are protective rights regarding the sales of the Company, change of control, etc. The remaining Series X Preferred Stock may convert into common stock only if the Company’s common stock has been delisted from the NYSE American or has been approved for initial listing on the NYSE American or another stock exchange, at a rate of approximately 5.26 shares of common stock for each share of Series X Convertible Preferred Stock.

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

All of the Series X Convertible Preferred Stock were converted as follows:

Date of Conversion	Series X Shares Converted	Common Shares Issued
December 5, 2025	12,656	66,580

As of  December 31, 2025 and December 31, 2024, the Company had 0 and 12,656 shares of Series X Convertible Preferred Stock outstanding, respectively.

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

As of December 31, 2025 and December 31, 2024, the Company had no shares of Series A Convertible Preferred Stock outstanding.

Series B Convertible Preferred Stock

On May 12, 2025, pursuant to the May 2025 PIPE Financing, the Company issued 3,000 shares of Series B Convertible Preferred Stock. Each share of the Series B Convertible Preferred Stock has a par value of $0.0001 and a stated value of $1,000.

Subject to certain ownership limitations as described below, the Series B Convertible Preferred Stock was convertible into an aggregate of 451,126 shares of common stock at the option of the holder. The Series B Convertible Preferred Stock are convertible at a fixed conversion rate determined by dividing the stated value of the Series B Convertible Preferred Stock by the conversion price of $6.65, which approximates 150.38 shares of common stock issuable per share of Series B Convertible Preferred Stock. In the event of a stock dividend, reverse stock split, combination, or reclassification of shares of common stock, the conversion price shall be adjusted based on the number of shares of common stock outstanding immediately before and after such an event.

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

The Series B Convertible Preferred Stock includes certain contingent payment provisions that should be bifurcated and accounted for as a derivative under ASC 815. The estimated fair value of these embedded derivatives was deemed to be de minimis at issuance and at December 31, 2025.

Except as otherwise required by law, the Series B Convertible Preferred Stock do not have any voting rights.

Series B Convertible Preferred Stock were converted as follows:

Date of Conversion	Series B Shares Converted	Common Shares Issued
June 11, 2025	771	115,913

As of   December 31, 2025, the Company had 2,229 shares of Series B Convertible Preferred Stock outstanding.

Series J Convertible Preferred Stock

On December 31, 2025, pursuant to the Exchange Agreement discussed in Note 8, Royalties Payable, the Company issued 9,490 shares of the Company’s newly designated Series J Convertible Preferred Stock, which has a par value of $0.0001 per share and a stated value of $1,000 per share.

Subject to certain limitations described below, the Series J Convertible Preferred Stock is convertible into an aggregate of 6,083,005 shares of common stock at the option of the holder. The Series J Convertible Preferred Stock are convertible at a fixed conversion rate determined by dividing the stated value of the Series J Convertible Preferred Stock by the conversion price of $1.56, which approximates 641.03 shares of common stock issuable per share of Series J Convertible Preferred Stock. In the event of a stock dividend, reverse stock split, combination, or reclassification of shares of common stock, then, the conversion price shall be adjusted based on the number of shares of common stock outstanding immediately before and after such an event. The Company recognized the fair value of the Series J Convertible Preferred Stock of $5.3 million in additional paid-in capital in the consolidated balance sheets.

The conversion of the Series J Convertible Preferred Stock is subject to stockholder approval and Beneficial Ownership Limitations. The holders do not have the right to convert any portion of their Series J Convertible Preferred Stock if the holder, together with its affiliates, would beneficially own a number of shares of common stock in excess of 4.99% of the shares of common stock then outstanding (“Beneficial Ownership Limitation”). At the holder’s option, the holder  may increase the Beneficial Ownership Limitation to 9.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

Holders of Series J Convertible Preferred Stock are entitled to receive dividends and distributions on shares of Series J Convertible Preferred Stock equal to, on an as-if-converted-to-common stock basis, and in the same form as dividends and distributions actually paid on shares of common stock. The holders also have the right to receive dividends when and as declared by the Board of Directors. No dividends have been granted to the Series J Convertible Preferred Stockholders.

The Series J Convertible Preferred Stockholders do not have a preference upon any liquidation, dissolution, or winding-up of the Company. In the event of certain restructuring or disposal events, then upon any subsequent conversion of the Series J Convertible Preferred Stock, for each convertible share that would have been issuable upon conversion immediately prior to the event, the holders shall receive the number of shares of common stock of the successor entity and any alternate consideration given to common stockholders. The conversion price shall be adjusted to apply to such alternate consideration based on the amount of alternate consideration issuable for one share of common stock. If holders of common stock are given any choice as to the securities, cash, or property received for alternate consideration, the holders of Series J Convertible Preferred Stock shall be given the same choice.

Except as otherwise required by law, the Series J Convertible Preferred Stock do not have any voting rights.

As of   December 31, 2025, the Company had 9,490 shares of Series J Convertible Preferred Stock outstanding.

Note 13. Stock-Based Compensation

2018 Equity Incentive Plan

The 2018 Equity Incentive Plan (the "2018 Plan") was replaced by the 2023 Equity Incentive Plan (the "2023 Plan"), as described below. As of  December 31, 2025, stock options outstanding under the 2018 Plan were eliminated following the reverse stock split at 1-for-19 that was effective August 15, 2025.

2018 Employee Stock Purchase Plan

In April 2024, the Company formally terminated the 2018 Employee Stock Purchase Plan (the “ESPP”). Since inception through termination, the Company issued 5 shares under the ESPP. Upon termination, all reserved shares were released back to the authorized pool.

2020 Inducement Equity Incentive Plan

The Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) in March 2020 and terminated it in April 2024. On adoption, 3 shares were reserved for issuance. At termination, the remaining reserved shares were released back to the authorized pool. No shares are reserved for future issuance under the 2020 Plan as of  December 31, 2025 and December 31, 2024.

2023 Equity Incentive Plan

In July 2023, the Company’s stockholders approved the 2023 Plan as defined above, which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. Stock options granted under the 2023 Plan to employees and consultants generally will vest annually over a five-year period or as determined by the Board’s Compensation Committee (the "Committee"), while grants to non-employee directors vest as determined by the Committee. As of  December 31, 2025  and  December 31, 2024 ,  194,520  and 48,790  shares of common stock were reserved for issuance pursuant to future awards under the 2023 Plan. The number of shares available for issuance under the 2023 Plan also includes a quarterly increase commencing on September 1, 2023 by an amount equal to the lesser of (i) 10% of the number equal to the number of shares of common stock outstanding on the applicable adjustment date less the number of shares of common stock outstanding at the beginning of the fiscal quarter immediately preceding the adjustment date, but if such number is a negative number, then the increase will be zero; or (ii) such lesser number of shares as may be determined by the Board.

For the year ended  December 31, 2025, the Committee approved the grant of 140,373 stock options with service-based conditions and 19,987 stock options with performance-based conditions. The stock options with service-based conditions vest in equal installments over requisite service periods ranging from 2 to 5 years. Of the stock options with performance-based conditions, 11,832 contain performance conditions related to the achievement of specified quarterly sales targets in 2025 (“quarterly sales performance conditions”) and 8,155 contain performance conditions related to the achievement of tiered sales targets for 2025 (“tiered sales performance conditions”). As none of the quarterly sales performance conditions have been met and none of the tiered sales performance conditions are met, all performance-based options are forfeited as of   December 31, 2025.

The options granted for the 2023 Plan for the years ended December 31, 2025 and 2024  were valued using the Black-Scholes model based on the following assumptions on the date of issue:

Options with Time-Based Vesting Conditions
	For the Year Ended
	December 31,
	2025	2024
Risk-free interest rate	4.29 - 4.55%	4.01 - 4.65%
Volatility	97.40 - 100%	175.36 - 214.61%
Expected dividend yield	0%	0%
Expected life (in years)	5.5 - 6.5	6.5

Options with Performance-Based Vesting Conditions

	For the Year Ended
	December 31,
	2025	2024
Risk-free interest rate	4.55%	—
Volatility	98.00 - 98.40%	—
Expected dividend yield	0%	—
Expected life (in years)	5.3 - 5.5	—

The following is a summary of stock option activity for the 2023 Plan options for the year ended   December 31, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2024	3,701	$88.72	8.38	$—
Options exercised	—	—	—	—
Options granted	160,360	6.34	—	—
Cancelled/forfeited	(40,383)	8.59	—	—
Outstanding at December 31, 2025	123,678	$8.07	9.29	$—
Vested and expected to vest at December 31, 2025	123,678	$8.07	9.29	$—
Exercisable at December 31, 2025	13,017	$17.98	8.75	$—

The weighted-average grant-date fair value of the 2023 Plan options granted during the years ended  December 31, 2025 and 2024 was $4.41 and $75.69 per share, respectively.

Non-Plan Options Issued

On January 6, 2025, the Board approved and issued a total of 26,315 Non-Plan Options as an employee incentive to the Chief Financial Officer. The options vest monthly over 3 years with an exercise price of $10.07 and an expiration date of January 6, 2035.

The Non-Plan Options issued for the years ended  December 31, 2025 and 2024 were valued using the Black-Scholes model based on the following assumptions on the date of issue:

	For the Year Ended
	December 31,
	2025	2024
Risk-free interest rate	4.62%	4.63%
Volatility	97.00%	211.61%
Expected dividend yield	0%	0%
Expected life (in years)	5.8	6.5

The following is a summary of stock option activity for the Non-Plan options for the year ended   December 31, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2024	1,315	$101.10	9.33	$—
Options exercised	—	—	—	—
Options granted	26,315	10.07	—	—
Cancelled/forfeited	(1,315)	101.10	—	—
Outstanding at December 31, 2025	26,315	$10.07	9.02	$—
Vested and expected to vest at December 31, 2025	26,315	$10.07	9.02	$—
Exercisable at December 31, 2025	8,040	$10.07	9.02	$—

The weighted-average grant-date fair value of the Non-Plan options granted during the years ended  December 31, 2025 and 2024 was $7.92 and $99.33 per share, respectively.

Restricted Stock Awards

A summary of the restricted stock award activity for the year ended December 31, 2025 is presented below.

Weighted
Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Outstanding at December 31, 2024	—	$—
Granted	17,263	4.46
Vested	(17,263)	4.46
Cancelled/forfeited	—	—
Outstanding at December 31, 2025	—	$—

Stock-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense for the years ended  December 31, 2025 and 2024 was $338 thousand and $54 thousand, respectively.

Total unrecognized estimated stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized at  December 31, 2025 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period
Stock options (Non-Plan Options)	$140	2.0
Stock options (2023 Plan Options)	$537	3.2
Restricted stock awards	$—	—

Note 14. Asset Acquisitions

On January 24, 2025, the Company acquired 100% of the membership interests of Perikard, LLC, which was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology. The Company issued 14,473 shares of its common stock valued at $113 thousand as consideration and is obligated to make royalty payments equal to 10% of net sales of the pericardial access kit for five years following the closing date. The patent was determined to be IPR&D with no alternative future use, and accordingly, the Company recognized $119 thousand, consisting of $113 thousand of stock consideration and $6 thousand of direct transaction costs for the year ended  December 31, 2025. As of December 31, 2025, the Company has not recognized a liability for the contingent royalty payments because they are currently not probable or reasonably estimable.

On December 31, 2025, in connection with the second amendment of the Related Party Notes described in Note 7, Notes Payable, the Company transferred the Perikard membership interests for de minimis proceeds to Mr. Jenkins. The disposal primarily related to the previously acquired patent for pericardial access technology. Because the patent was fully expensed as IPR&D at the time of acquisition and Perikard held no other assets or liabilities, no impairment or other charges were recognized in connection with the disposal. See Note 7, Notes Payable, for additional information over the debt extinguishment.

On May 5, 2025, Cardionomix acquired certain assets from Cardionomic. The assets primarily related to Cardionomic’s CPNS System, which represents a novel technology for the late-stage treatment of acute decompensated heart failure.

The acquisition was accounted for as an asset acquisition consisting primarily of an IPR&D Asset (the CPNS System). The Company issued 52,631 shares of its restricted common stock valued at $0.3 million, and Cardionomix issued a promissory note recorded at a carrying amount of $1.3 million (the "Note Payable"), as consideration to Cardionomic. The common stock issued has not been registered under the Securities Act, such that the shares may not be transferred by the Seller absent an effective registration statement or an exemption from registration. Furthermore, the common stock could not be transferred for six months after the closing date, after which Cardionomic may only transfer the common stock to permitted transferees with the express written consent of the Company, which shall not be unreasonably withheld. The IPR&D Asset was determined to have no alternative future use, and accordingly, the Company expensed the costs of acquisition of $1.9 million, consisting of $0.3 million in stock consideration, $1.3 million of promissory note, and $0.3 million in direct transaction costs, as acquired research and development expenses in the consolidated statements of operations for the year ended  December 31, 2025.

See Note 7, Notes Payable, for additional information on the Note Payable.

Note 15. Income Taxes

The significant components of the federal and state income tax provision consists of (in thousands):

	For the Year Ended December 31,
	2025	2024
Current income tax provision (benefit)
Federal	$—	$—
State	—	—
	—	—
Deferred income tax provision (benefit)
Federal	(1,843)	3,050
State	33	91
	(1,810)	3,141
Income tax provision (benefit)	$(1,810)	$3,141

The Company elected to prospectively adopt the guidance in ASU 2023-09. The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate for the year ended December 31, 2025 in accordance with ASU 2023-09 (in thousands, except percentages):

	For the Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory rate	(4,096)	(21.0)%
State and local income taxes, net of federal income tax effect
Other state tax benefit*	(706)	(3.6)%
State change in valuation allowance	739	3.8%
Changes in valuation allowances	2,076	10.6%
Nontaxable or nondeductible items
Royalty mark to market	(1,199)	(6.1)%
Loss on debt extinguishment	685	3.5%
Other	16	0.1%
Other adjustments
Section 382 NOL limitation adjustment	675	3.5%
Income tax provision (benefit)	$(1,810)	(9.3)%

Effective tax rate	(9.3)%

* State taxes in CA and NY comprise the majority (greater than 50%) of the tax effect in this category.

In accordance with ASC 740 prior to the adoption of ASU 2023-09, a reconciliation of the differences between the U.S. statutory federal income tax rate of 21% and the Company’s effective income tax rate for the years ended December 31, 2024 is summarized as follows:

For the Year Ended December 31, 2024
U.S. federal statutory rate	(21.0)%
Section 382 NOL limitation	75.7%
Nondeductible expenses	0.1%
State income taxes, net of federal benefits	33.8%
Stock-based compensation	0.3%
Royalty mark to market	3.5%
Change in valuation allowance	(70.7)%
Other	1.6%
Effective tax rate	23.3%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$14,834	$12,358
Stock-based compensation	43	15
Capitalized research and development	1,276	896
Intangible assets	35	41
Operating lease liabilities	41	25
Accrued compensation	11	5
Other accruals	1	3
Fixed asset basis	9	3
Total gross deferred tax assets	16,250	13,346
Deferred tax liabilities:
Operating lease right-of-use assets	(40)	(24)
Intangible assets	(3,768)	(5,506)
Total gross deferred tax liabilities	(3,808)	(5,530)
Valuation allowance	(13,773)	(10,957)
Net deferred tax liability	$(1,331)	$(3,141)

At December 31, 2025, and December 31, 2024, the Company had available Federal Net Operating Loss ("NOL") carryforwards of $112.7 million and $104.3 million, respectively. For State purposes, such NOL carryforwards were $56.0 million and $63.8 million, respectively. The net operating losses begin expiring in 2027. Use of these NOL carryforwards may be significantly limited under the tax rules regarding the use of losses following an ownership change under Internal Revenue Code (“IRC”) Section 382. The Company experienced a change in control during 2024 and 2025. Accordingly, utilization of its respective consolidated and/or separately computed NOLs is subject to an annual limitation for federal tax purposes under IRC Section 382. Due to this change in control, the Company estimates that $46.4 million of $112.7 million federal NOL carryforward is effectively eliminated under IRC Section 382. Moreover, $40.6 million of its $56.0 million state NOL carryforward is also eliminated. As a result of these eliminations, the Company's federal and state NOLs were reduced to approximately $66.3 million and $15.4 million, respectively, before valuation allowance as of December 31, 2025.

The valuation allowance relates to deferred tax assets for certain items that will be deductible for income tax purposes under very limited circumstances and for which the Company believes it is not more likely than not that it will realize the associated tax benefit. However, in the event that the Company determines that it would be able to realize more or less than the recorded amount of net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded in the period such a determination is made. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Based upon the levels of historical taxable income, projections of future taxable income and the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance. The amount of deferred tax asset considered realizable, however, could change in the near term if estimates which require significant judgment of future taxable income during the carryforward period are increased or decreased. The valuation allowance increased by $2.8 million from $11.0 million as of December 31, 2024 to $13.8 million as of December 31, 2025.

The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. No amounts were recorded in 2025 and 2024.

The Company files income tax returns as prescribed by tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. The Company has no open income tax audits with any taxing authority as of December 31, 2025. The Company is still subject to income tax examinations by U.S. federal and state tax authorities for the years 2021 through 2025. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

Note 16. Commitments and Contingencies

In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

As of December 31, 2025, the Company had no outstanding litigation.

Note 17. Related Parties

Prior to the Merger, David A. Jenkins, the Company’s current Executive Chairman of the Board and Chief Executive Officer, and Old Catheter’s Chairman of the Board of Directors, and his affiliates held approximately $25.1 million of Old Catheter’s Convertible Promissory Notes ("Notes"), that were converted into 7,856.251 shares of Series X Convertible Preferred Stock in connection with the Merger (see Note 12, Preferred Stock). As of December 31, 2025, all of the Series X Preferred Stock received by these related parties had been converted into shares of common stock. In consideration for forgiving the interest accrued but remaining unpaid under the Notes in an aggregate amount of approximately $13.9 million, Mr. Jenkins and his affiliates also received royalty rights equal to approximately 12% of the net sales, if any, of LockeT, commencing upon the first commercial sale and through December 31, 2035. The Company entered into an additional royalty agreement for the LockeT device with Auston Locke, who is the son of Robert Locke, VP of Product Development. Under this agreement, the Company will pay a 5% royalty rate on net sales up to $1 million in cumulative royalties. In April 2025, a US patent was granted by the United States Patent and Trademark Office, after which the Company is obligated to pay an additional royalty of 2% of net sales only after the initial $1 million of 5% royalties has been paid, up to a maximum of $10 million in additional royalties.

On December 31, 2025, pursuant to the Exchange Agreement, Mr. Jenkins and his affiliate converted their aforementioned royalty rights and accrued royalty amounts into an aggregate of 9,490 shares of the Company’s newly designated Series J Convertible Preferred Stock. As of December 31, 2025, 9,490 shares of Series J Convertible Preferred Stock were held by these related parties. Refer to Note 2, Summary of Significant Accounting Policies, and Note 8, Royalties Payable, for additional information over the royalties payable due to these related parties. Refer to Note 12, Preferred Stock, for additional information over the Series J Convertible Preferred Stock.

In addition to the shares described above that were issued in connection with the Notes, Mr. Jenkins and his affiliates received 1,325.838 shares of Series X Convertible Preferred Stock in the Merger, and Mr. Jenkins’ adult children received 1,284.344 shares of Series X Convertible Preferred Stock in the Merger, all in exchange for their equity interests in Old Catheter in accordance with the Merger exchange ratio. As of  December 31, 2025, all of  the Series X Preferred Stock held by these related parties had been converted into shares of common stock.

Mr. Jenkins’ daughter, the Company’s non-executive Chief Operating Officer, received options to purchase 757 shares of the Company’s common stock upon the closing of the Merger in exchange for her options to purchase shares of Old Catheter common stock, converted based on the exchange ratio in the Merger. Of the total options to purchase 757 shares of the Company’s common stock, 17 options have expired as of  December 31, 2025, and the remaining 740 options have an exercise price of $112.10 per share.

On May 1, 2024, Marie-Claude Jacques, the Company’s then Chief Commercial Officer, received a non-plan option to purchase 1,315 shares of the Company’s common stock. The options have an exercise price of $101.10 per share, vest at 20% per year for 5 years and expire in May 2034.  On January 29, 2025, Ms. Jacques received an incentive stock option to purchase 13,154 shares of the Company's common stock. The options had an exercise price of $7.98 per share, 1,315 options vested on the grant date and an additional 1,315 options were to vest annually for 4 years, 1,644 options were to vest quarterly upon achievement of quarterly sales targets during 2025 and expire in January 2035. Ms. Jacques’ employment was terminated on June 2, 2025, and all unexercised options were cancelled, consisting of 1,315 unexercised non-plan options and 13,154 unexercised incentive stock options.

During the year ended December 31, 2024, the Company entered into various short-term promissory notes with various related parties (the “Related Party Notes”). These Related Party Notes had a maturity date of August 30, 2024 and interest rates of 8% per annum. On August 23, 2024, the Notes were amended to extend the maturity date to January 31, 2026 and increase the interest rate to 12% per annum effective August 31, 2024. On December 31, 2025, the Notes were amended a second time to extend the maturity date of the notes payable to the Jenkins Family Charitable Institute to January 31, 2028, and the notes payable to FatBoy Capital, L.P. and Mr. Jenkins to January 31, 2029. In connection with the second amendment of the Notes, the Company transferred its Perikard membership interests to Mr. Jenkins for de minimis proceeds and issued an aggregate of 340,000 Series M Warrants to FatBoy Capital, L.P. and Mr. Jenkins with a fair value of $509 thousand. See Note 7, Notes Payable, Note 14, Asset Acquisitions, and Note 11, Equity Offerings, for additional information regarding the second amendment, the Perikard transfer, and the Series M Warrants.

On July 11, 2025, two short-term promissory notes with a face value of $150 thousand each were issued by KardioNav to the Company's Chief Executive Officer and Lifestim, Inc., a company controlled by the Company's Chief Executive Officer. The promissory notes have a maturity date of July 11, 2026, and interest rates of 4.2% per annum, payable upon maturity. See Note 7, Notes Payable, for further information.

The related parties and the amounts owed to each related party as of  December 31, 2025 are summarized in the following table (in thousands):

Related Party	Issuance Date	Principal Amount	Premium	Interest Accrued
David Jenkins	5/30/2024	$500	$82	$—
FatBoy Capital, L.P.	6/25/2024	$150	$26	$—
FatBoy Capital, L.P.	7/1/2024	$250	$41	$—
FatBoy Capital, L.P.	7/18/2024	$100	$17	$—
Jenkins Family Charitable Institute	7/25/2024	$500	$82	$—
David Jenkins	7/11/2025	$150	$—	$3
Lifestim, Inc.	7/11/2025	$150	$—	$3

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

On June 20, 2025, Catheter formed a new subsidiary, KardioNav. The capitalization structure of the newly formed entity included 57% of the common stock of KardioNav held by the Company, 33% of the common stock of KardioNav held by Chelak iECG, Inc., an unrelated third party, 3% of the common stock of KardioNav held by Mr. Jenkins and 7% of the common stock of KardioNav held by affiliates of Mr. Jenkins.

Note 18. Subsequent Events

Director and Officer Liability Insurance

The Company purchased director and officer liability insurance coverage on January 31, 2026 for $277 thousand. A down payment of $55 thousand was made and the remaining balance of $222 thousand was financed over 9 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan was 9.39%.

February 2026 Private Placement

In February 2026, the Company entered into a Securities Purchase Agreement with certain accredited investors for a private placement financing and issued an aggregate of (i) 392,608 shares of the Company's common stock, par value $0.0001 per share, at a per share purchase price of $1.43 and (ii) 1,616.33 shares of newly designated Series C-1 Convertible Preferred Stock par value $0.0001 per share, with a stated value of $1,000 per share for gross proceeds of $2.2 million. The investors agreed to purchase newly designated Series C-2 and Series C-3 Convertible Preferred Stock, par value $0.0001 per share, with stated values of $1,000 per share, under additional closings for aggregate gross proceeds of $1.6 million per closing. The additional closings are subject to certain closing conditions, including stockholder approval to issue shares of common stock in excess of 19.99% of the Company’s issued and outstanding shares of common stock and to effect a reverse stock split (“Stockholder Approval”) and, solely with respect to the closing of the Series C-3 Convertible Preferred Stock, declaration of the effectiveness of the Registration Statement filed for the resale of the common stock underlying the Series C-1, C-2, and C-3 Convertible Preferred Stock. The investors also have the right, but not the obligation, to purchase up to an aggregate of $39.2 million of Series C-4 Convertible Preferred Stock, par value $0.0001 per share, with stated value of $1,000 per share in one or more closings.

February 2026 Warrant Exercise and Series B Convertible Preferred Stock Conversion Inducement

In February 2026, the Company agreed to lower the exercise price of existing warrants and the conversion price of the Series B Convertible Preferred Stock to $1.78 per share for certain holders as consideration for exercising the existing warrants and converting the Series B Convertible Preferred Stock, resulting in aggregate proceeds of $0.4 million. On March 11, 2026, certain holders of the Series B Convertible Preferred Stock converted 578.916 shares of Series B Convertible Preferred Stock into 335,346 of common stock.

March 2026 Private Placement

In March 2026, the Company entered into an additional Securities Purchase Agreement with certain accredited investors for a private placement financing pursuant to which the investors agreed to purchase 1,853 shares of Series C-1 Convertible Preferred Stock, par value of $0.0001 per share and stated value of $1,000 per share, for aggregate gross proceeds of $1.9 million. The investors agreed to purchase newly designated Series C-2 and Series C-3 Convertible Preferred Stock, par value $0.0001 per share, with stated values of $1,000 per share, under additional closings for aggregate gross proceeds of $1.9 million per closing. The additional closings are subject to closing conditions, including approval from the Company’s stockholders to issue shares of common stock in excess of 19.99% of the Company’s issued and outstanding shares of common stock and, solely with respect to the closing for the Series C-3 Convertible Preferred Stock, effectiveness of the Registration Statement filed to register the resale of common stock underlying the Series C-1, C-2, and C-3 Convertible Preferred Stock. The investors also have the right, but not the obligation, to purchase up to an aggregate of $35.6 million of Series C-4 Convertible Preferred Stock, par value $0.0001 per share, with stated value of $1,000 per share in one or more closings.

FLYTE Acquisition

In connection with the February 2026 Private Placement, the Company entered into an Acquisition Purchase Agreement with SEG Jets LLC ("SEG Jets"), whereby the Company agreed to acquire 19.98% of the issued and outstanding shares of common stock of Fly Flyte, Inc. ("FLYTE") held by SEG Jets in exchange for 5,250 shares of the Company’s newly designated Series D Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share, for an aggregate stated value of $5.3 million, subject to customary closing conditions, including stockholder approval.

On March 9, 2026, the Company entered into a Securities Purchase Agreement with Creatd, Inc. ("Creatd"), whereby the Company acquired 80.02% of the remaining issued and outstanding shares of common stock of FLYTE and 100% of the membership interests of Ponderosa Air, LLC ("Ponderosa"), subject to closing conditions. As of March 9, 2026, the Company owned 100% of the issued and outstanding FLYTE common stock and 100% of the membership interests of Ponderosa. As consideration for the acquired equity interests in FLYTE and Ponderosa, the Company agreed to pay $11.6 million as follows: (A) cash consideration $0.8 million due at closing, (B) $5.0 million in principal amount of a promissory note, and (C) 5,778 shares of Series D Convertible Preferred Stock for an aggregate stated value of $5.8 million.

The promissory note bears an interest rate of 0% per annum and is payable in installments through December 15, 2026. If any payment is not made within three business days following the applicable installment date, interest will accrue at a rate equal to 4% per annum. Upon the occurrence and continuation of an event of default, the holder may declare the entire unpaid principal balance, together with all accrued interest, penalties and late fees, immediately due and payable, and the outstanding principal balance will bear default interest at 18% per annum. The issuance of the Series D Convertible Preferred Stock is subject to stockholder approval.

The Company further entered into registration rights agreements requiring the Company to file resale registration statements covering the common stock underlying the Series D Convertible Preferred stock, within specified timeframes.