Form 10-K/A
period 2025-12-31
Catheter Precision, Inc.
filed 2026-04-30
CIK 1716621

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") amends the Annual Report on Form 10-K of Catheter Precision, Inc. (the "Company") for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the "SEC") on March 31, 2026 (the "Original Form 10-K").  The purpose of this Amendment is to amend Part III, Item 13 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III, Item 13 of the Original Form 10-K is hereby amended and restated as set forth below. The information included in this Amendment as required by Part III of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with the Company's annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information not required by Part III of Form 10-K.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of the Company's definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the 'Exchange Act"), new certifications by the Company's principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.  Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 31, 2026, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

As a smaller reporting company, the Company is required by Item 404(d) of Regulation S-K to disclose, since the beginning of its last fiscal year, any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships), or any currently proposed transaction in which the Company was or is to be a participant, the related person had or will have a direct or indirect material interest, and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years. The average of the Company’s total assets at year-end for the fiscal years ended December 31, 2024 and December 31, 2025 was approximately $21.8 million; one percent of such average is approximately $218,000. Accordingly, the applicable threshold for the Company is $120,000.

Set forth below are the transactions, since the beginning of the Company’s last fiscal year (i.e., since January 1, 2025) and any currently proposed transactions, in which the Company is or has been a participant, the amount involved exceeded $120,000, and any executive officer, director, nominee for director, beneficial owner of more than 5% of any class of the Company’s voting securities, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Executive Compensation.” Each of the transactions described below was reviewed and approved or ratified in accordance with the Company’s related person transaction policies and procedures. The Company believes that the terms of each of these transactions were as favorable to the Company as could have been obtained from unrelated third parties.

Employment and Related Agreements

The Company does not have written employment agreements with its executive officers.

In January 2023, the Company entered into an oral employment agreement with Missiaen Huck, the adult daughter of Mr. David Jenkins, the Company's Executive Chairman and Chief Executive Officer.  Ms. Huck serves as the non-executive chief operating officer of the Company. During fiscal year ended December 31, 2025, Ms. Huck received cash compensation from the Company at an annual rate of $165,000.  In January 2025, Ms. Huck received a grant of options to purchase 2,631 shares of Company common stock which have an exercise price of $7.98 per share, vest ratably over 4 years, with the first tranche vesting on the issue date and have a term of 10 years.  In August 205, Ms. Huck received a grant of options to purchase 2,631 shares of Company common stock which have an exercise price of $3.42 per share, vest ratably over 5 years, with the first tranche vesting on the one year anniversary of the grant date. Ms. Huck also holds options to purchase an additional 740 shares of the Company’s common stock at an exercise price of $112.10 per share, are fully vested and have a term of 10 years. Ms. Huck also continues to hold previously granted options to purchase 131 shares of the Company’s common stock at an exercise price of $76.00 per share, vest ratably over 5 years and have a term of 10 years.  In addition, Ms. Huck holds Series J Warrants to purchase 7,895 shares of Company common stock at an exercise price of $19.00 per share and expire September 3, 2029.

Royalty Right Exchange and Issuance of Series J Convertible Preferred Stock

In connection with the January 9, 2023 merger pursuant to which the Company acquired Catheter Precision, Inc. (“Old Catheter”), the Company entered into Debt Settlement Agreements dated January 9, 2023 (collectively, the “Debt Settlement Agreements”) with David A. Jenkins and FatBoy Capital, LP (“FatBoy”). FatBoy is an entity controlled and beneficially owned by Mr. Jenkins, who serves as the sole manager of FatBoy’s general partner. Pursuant to the Debt Settlement Agreements, in exchange for the forgiveness of certain accrued and unpaid interest under convertible promissory notes previously issued by Old Catheter, Mr. Jenkins and FatBoy received the right to receive royalty payments equal to, in the aggregate, approximately 11.77% of the net sales, if any, of the Company’s LockeT device, commencing upon the first commercial sale of such device through December 31, 2035 (the “Royalty Rights”).

On December 31, 2025, the Company entered into Series J Exchange Agreements (the “Series J Exchange Agreements”) with each of Mr. Jenkins and FatBoy (together, the “Holders”) pursuant to which the Holders agreed to exchange the Royalty Rights, and all amounts that had accrued and become payable thereunder, for an aggregate of 9,489.488 shares of a new series of the Company’s preferred stock designated as Series J Convertible Preferred Stock, par value $0.0001 per share and stated value $1,000 per share (the “Series J Preferred Stock”). Of the total shares issued in the exchange, 2,491.293 shares of Series J Preferred Stock were issued to Mr. Jenkins, and 6,998.195 shares of Series J Preferred Stock were issued to FatBoy. Pursuant to the Series J Exchange Agreements, the Royalty Rights and all accrued royalty amounts payable thereunder were terminated as of December 31, 2025.

The Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock (the “Series J Certificate of Designation”) was filed with the Secretary of State of the State of Delaware on February 9, 2026, and a Certificate of Correction thereto was filed on February 12, 2026. The Series J Preferred Stock is convertible into shares of the Company’s common stock at a fixed conversion price of $1.56 per share, which was equal to the closing price of the Company’s common stock as reported by the NYSE American on December 31, 2025, subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and similar events. The 9,489.488 shares of Series J Preferred Stock issued to the Holders are convertible into an aggregate of 6,083,005 shares of the Company’s common stock (or approximately 641 shares of common stock per share of Series J Preferred Stock), in each case if and only if stockholder approval is obtained for the issuance of common stock underlying the Series J Preferred Stock in accordance with the rules and regulations of the NYSE American. The Series J Preferred Stock will automatically convert in the event of a Fundamental Transaction (as defined in the Series J Certificate of Designation). Each share of Series J Preferred Stock is entitled to participate in dividends or other distributions of the Company’s assets to the extent that the holder thereof would have so participated had the holder held the number of shares of common stock acquirable upon complete conversion of the Series J Preferred Stock, without regard to any limitations on conversion (including any beneficial ownership limitation).

In connection with the exchange, the Company derecognized approximately $2.7 million of royalties payable due to related parties from its consolidated balance sheet, recognized the $5.3 million fair value of the Series J Preferred Stock as an increase to additional paid-in capital, and recorded a $2.6 million loss on debt extinguishment in its consolidated statements of operations for the year ended December 31, 2025. The Series J Exchange Agreements were reviewed and approved by the disinterested members of the Company’s Board of Directors.

Related Party Notes Payable, Issuance of Series M Warrants and Transfer of PeriKard Membership Interests

As previously disclosed, during 2024 the Company issued unsecured 8% short-term promissory notes to certain related parties (collectively, the “Related Party Notes”) and, on August 23, 2024, amended each Related Party Note pursuant to a First Amendment to extend the maturity date of each Note to January 31, 2026 and to increase the interest rate to 12% from and after August 31, 2024. As of January 1, 2025, no principal payments had been made on any of the Related Party Notes, and each Note remained outstanding.

On December 31, 2025, the Company entered into a Second Amendment to 8% Short Term Promissory Note with each of David A. Jenkins, FatBoy and the Jenkins Family Charitable Institute (the “Trust”), a trust that was settled by Mr. Jenkins and the trustee of which is Mr. Jenkins’ adult daughter (collectively, the “Second Amendments”), pursuant to which the maturity dates of the Related Party Notes were further extended as set forth in the table below. No principal payments have been made on any of the Related Party Notes, and the principal balances of each Note remain unchanged from the date of original issuance. All accrued and unpaid interest on each Related Party Note is payable on the applicable extended maturity date as set forth below.

Original Issuance Date	Holder	Principal Amount	New Maturity Date
May 30, 2024	David A. Jenkins	$500,000	January 31, 2029
June 25, 2024	FatBoy Capital, L.P.	$150,000	January 31, 2029
July 1, 204	FatBoy Capital L.P.	$250,000	January 31, 2029
July 18, 2024	FatBoy Capital L.P.	$100,000	January 31, 2029
July 25, 2024	Jenkins Family Charitable Institute	$500,000	January 31, 2028

In consideration for, and as part of, the Second Amendments to the Related Party Notes payable to Mr. Jenkins and FatBoy, on December 31, 2025, the Company issued 170,000 Series M common stock purchase warrants (the “Series M Warrants”) to each of Mr. Jenkins and FatBoy, for an aggregate issuance of 340,000 Series M Warrants. Each Series M Warrant is exercisable for one share of the Company’s common stock at an exercise price of $1.56 per share. The Series M Warrants are not exercisable until stockholder approval of the issuance of the common stock underlying the Series M Warrants is obtained in accordance with the rules and regulations of the NYSE American, and once exercisable, expire 5.5 years thereafter. Each Series M Warrant may be exercised on a cashless basis under certain circumstances. The exercise price of the Series M Warrants is subject to customary adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. The Series M Warrants are callable by the Company at $0.01 per share if the volume-weighted average price of the Company’s common stock for any twenty consecutive trading day period exceeds $1.50 per share and the Series M Warrants have not been exercised. As of the date of this Amendment, stockholder approval of the issuance of common stock upon exercise of the Series M Warrants has not been obtained. The Company recorded the approximately $509,000 fair value of the Series M Warrants as an increase to additional paid-in capital in its consolidated balance sheet.

Also on December 31, 2025, in connection with the Second Amendments to the Related Party Notes payable to Mr. Jenkins and FatBoy, the Company transferred to Mr. Jenkins all of the Company’s membership interests in PeriKard, LLC (“PeriKard”) for de minimis cash proceeds. PeriKard had no operating activities at the time of transfer, and the patent acquired in connection with the Company’s prior acquisition of PeriKard had previously been fully expensed as in-process research and development. PeriKard held no other material assets or liabilities at the time of transfer. As a result of the transfer, the Company has no further obligation to make any royalty or other payments in respect of the previously acquired PeriKard intellectual property.

Formation of Cardionomix, Inc. and Acquisition of CPNS Assets

On February 17, 2025, the Company formed Cardionomix, Inc., a Nevada corporation (“Cardionomix”), to pursue the acquisition of certain assets of Cardionomic, Inc., a Delaware corporation that had ceased operations. Upon formation, the Company received 82% of the issued and outstanding common stock of Cardionomix, Mr. Jenkins received 5% of such common stock, FatBoy received 7% of such common stock, and certain business associates of Mr. Jenkins received an aggregate of 6% of such common stock. The minority interests held by Mr. Jenkins and his affiliates were issued to compensate the recipients for bringing the business opportunity to the Company.  On May 5, 2025, Cardionomix consummated the acquisition of certain assets of Cardionomic, Inc. relating to its Cardiac Pulmonary Nerve Stimulation System for the late-stage treatment of acute decompensated heart failure (the “Purchased Assets”), pursuant to an asset purchase agreement entered into on April 22, 2025 with Cardionomic (assignment for the benefit of creditors), LLC, a California limited liability company, in its sole and limited capacity as assignee for the benefit of creditors of Cardionomic, Inc. Pursuant to such asset purchase agreement, the Purchased Assets were acquired on an “AS IS” and “WHERE IS” basis with limited representations from the seller, in exchange for the issuance by the Company of 52,631 shares of restricted common stock and the issuance by Cardionomix of a promissory note in the principal amount of $1.5 million bearing simple interest at 4% per annum, with no interest or principal payable until the maturity date, which is three years following the date of issuance. Following the closing, Cardionomix has no significant assets other than the Purchased Assets and will require additional financing to develop those assets, which financing is expected to be effected through the issuance of additional securities by Cardionomix and may reduce the Company’s ownership interest in Cardionomix, although Cardionomix is expected to remain a majority-owned consolidated subsidiary of the Company.

Formation of KardioNav, Inc.

On June 20, 2025, the Company formed KardioNav, Inc., a Delaware corporation (“KardioNav”), to pursue the development and commercialization of certain intellectual property assigned to KardioNav. The Company transferred certain intellectual property related to its View Into Ventricular Onset (VIVO) System to KardioNav, while Chelak iECG, Inc. (“Chelak”), an unrelated third party, transferred to KardioNav certain patents related to a medical device designed to interface with implanted cardiac devices. Upon formation, the Company received 57% of the issued and outstanding common stock of KardioNav, Chelak received 33% of such common stock, and Mr. Jenkins and certain of his affiliates received an aggregate of 10% of such common stock. The minority interests held by Mr. Jenkins and his affiliates were issued to compensate the recipients for bringing the business opportunity and the related intellectual property to the Company. KardioNav obtained its own dedicated financing during 2025, and the Company does not intend to provide additional financial support to KardioNav.

Waiver of Beneficial Ownership Limitation

In October 2025, the Audit Committee of the Board of Directors authorized the Company to waive the 9.99% beneficial ownership limitation that would otherwise have prohibited the Jenkins Family Charitable Institute from exercising 12,368 prefunded warrants previously purchased by it in the Company’s September 2025 public offering. The Company granted such waiver, and the Jenkins Family Charitable Institute thereafter exercised the 12,368 prefunded warrants in October 2025 at an exercise price of $0.019 per share. The trustee of the Jenkins Family Charitable Institute is Mr. Jenkins’ adult daughter.

Indemnification of Officers and Directors

The Company has historically entered into indemnification agreements with its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws, and the Company may also do so in the future. The indemnification agreements and the Company's amended and restated certificate of incorporation and amended and restated bylaws require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.

Director Independence

The Company's common stock is listed on the NYSE American. Under the rules of the NYSE American, independent directors must comprise a majority of a listed company’s board of directors within a specified period of the completion of such company’s initial public offering. In addition, the rules of the NYSE American require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of the NYSE American, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of the NYSE American, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries or controlling persons.

The Company's Board of Directors has reviewed the independence of its directors and considered whether any director has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the Board of Directors determined that each of Martin Colombatto, James Caruso and Andrew Arno is “independent” as that term is defined under the rules of the NYSE American. The Board of Directors considered Mr. Caruso’s prior service as Chief Financial Officer and consultant to Old Catheter, the predecessor to the Company’s subsidiary Catheter Precision, LLC, and determined that no actual conflict existed and that the Board of Directors will take appropriate measures if an actual conflict arises in the future.

The Board of Directors has also determined that James Caruso (Chairperson) and Andrew Arno, who currently comprise the Audit Committee, Martin Colombatto (Chairperson) and James Caruso, who currently comprise the Compensation Committee, and Andrew Arno (Chairperson) and Martin Colombatto, who currently comprise the Nominating and Corporate Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules and the listing standards of the NYSE American.

In making these determinations, the Board of Directors considered the relationships that each non-employee director has with the Company, including those described above, and all other facts and circumstances the Board of Directors deemed relevant in determining their independence, including business relationships, family relationships and the beneficial ownership of the Company's capital stock by each non-employee director.

Caution Regarding Forward Looking Statements

This Amendment contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believe,” “anticipate,” “may,” “might,” “can,” “could,” “continue,” “expect,” “intend,” “predict,” “plan,” “should,” “will,” “seek,” or the negative of these terms and other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements in this Amendment include, but are not limited to, statements regarding the Company’s expectation that stockholder approval of the issuance of common stock upon conversion of the Series J Preferred Stock and exercise of the Series M Warrants will be obtained, statements regarding the future development and financing of Cardionomix and KardioNav, and statements regarding the Company’s ability to satisfy its obligations under the Related Party Notes. Actual outcomes and results may differ materially from those contemplated by these forward-looking statements as a result of uncertainties, risks and changes in circumstances, including those described under the caption “Risk Factors” in the Original Form 10-K. The forward-looking statements included in this Amendment are made only as of the date hereof. Except as required by law, the Company assumes no obligation, and does not intend, to update these forward-looking statements.

PART IV — FINANCIAL INFORMATION

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The Company's consolidated financial statements and report of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm, are included in Section IV of the Original Form 10-K beginning on page F-1 and are not amended hereby.

(a)(2) Schedules have been omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the consolidated financial statements or the related notes thereto contained in the Original Form 10-K.

(a)(3) Exhibits

The following Exhibits are filed as part of this Amendment:

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
31.3*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATHETER PRECISION, INC.

Date: April 30, 2026	By:	/s/ Philip Anderson
Philip Anderson
Chief Financial Officer