Form 10-Q
period 2026-03-31
Catheter Precision, Inc.
filed 2026-05-18
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of the close of business on May 8, 2026, the registrant had 2,692,473 shares of common stock, par value $0.0001 per share, outstanding.

CATHETER PRECISION, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATHETER PRECISION, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$441	$88
Accounts receivable, net	261	155
Inventories	62	86
Prepaid expenses and other current assets	485	61
Total current assets	1,249	390
Property and equipment, net	129	64
Operating lease right-of-use assets, net	1,631	162
Other non-current assets	56	8
Intangible assets, net	22,295	15,236
Goodwill	9,725	—
TOTAL ASSETS	$35,085	$15,860
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,079	$1,492
Accrued expenses	2,325	1,697
Deferred revenue	126	—
Short-term notes payable, net of discount	6,540	—
Convertible notes payable, at fair value	298	298
Short-term notes payable of variable interest entities due to related parties	309	306
Deferred consideration	8,151	—
Current portion of royalties payable due to related parties	9	51
Current portion of operating lease liabilities	901	63
Total current liabilities	19,738	3,907
Royalties payable due to related parties	792	792
Operating lease liabilities	732	101
Notes payable of variable interest entities, net of discount	1,363	1,330
Notes payable due to related parties	1,788	1,748
Notes payable	63	—
Deferred tax liability	1,452	1,331
Total liabilities	25,928	9,209
Commitments and Contingencies (see Note 17)
Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized
Series B Convertible Preferred Stock, $0.0001 par value, 3,000 shares designated; 1,632 and 2,229 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Series C-1 Convertible Preferred Stock, $0.0001 par value, 3,687 shares designated; 3,470 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Series J Convertible Preferred Stock, $0.0001 par value, 9,490 shares designated; 9,490 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Series X Convertible Preferred Stock, $0.0001 par value, 15,404 shares designated; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 2,692,473 and 1,738,955 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	320,785	316,589
Accumulated deficit	(311,216)	(309,535)
Total stockholders' equity attributable to Catheter Precision, Inc.	9,569	7,054
Non-controlling interest	(412)	(403)
Total stockholders' equity	9,157	6,651
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,085	$15,860

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Product revenue	$248	$143
Service revenue, net	184	—
Total revenues, net	432	143
Cost of revenues:
Cost of product revenue	31	11
Cost of service revenue	11	—
Total cost of revenues	42	11
Gross profit	390	132
Operating expenses
Selling, general and administrative	2,559	3,485
Research and development	149	103
Acquired in-process research and development	—	119
Total operating expenses	2,708	3,707
Operating loss	(2,318)	(3,575)
Other income (expense), net
Interest income	2	18
Interest expense	(76)	(4)
Interest expense due to related parties	(43)	(45)
Change in fair value of royalties payable due to related parties	—	(1,163)
Change in fair value of minority equity interest	(2,302)	—
Change in fair value of deferred consideration	2,877	—
Other expenses, net	(5)	—
Total other income (expense), net	453	(1,194)
Loss from operations before income tax benefit	(1,865)	(4,769)
Income tax benefit	175	724
Net loss	(1,690)	(4,045)
Less: Net loss attributable to non-controlling interest	(9)	—
Net loss attributable to Catheter Precision, Inc.	$(1,681)	$(4,045)
Deemed dividend on warrant inducement offer	(1,360)	—
Net loss attributable to Catheter Precision, Inc. common stockholders	$(3,041)	$(4,045)
Net loss per share attributable to Catheter Precision, Inc. common stockholders, basic and diluted	$(1.39)	$(6.81)
Weighted-average common shares used in computing net loss per share, basic and diluted	2,191,831	593,890

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(Unaudited)

													Total
	Series B Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series J Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Catheter Precision Inc. Stockholders'	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2025	2,229	$—	—	$—	9,490	$—	—	$—	1,738,955	$—	$316,589	$(309,535)	$7,054	$(403)	$6,651
Issuance of common stock and other equity-classified contracts (see Note 12)	—	—	3,470	—	—	—	—	—	392,608	—	3,731	—	3,731	—	3,731
Issuance of common stock upon exercise of warrants (see Note 12)	—	—	—	—	—	—	—	—	225,564	—	401	—	401	—	401
Conversion of preferred stock	(597)	—	—	—	—	—	—	—	335,346	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	64	—	64	—	64
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,681)	(1,681)	(9)	(1,690)
Balance at March 31, 2026	1,632	$—	3,470	$—	9,490	$—	—	$—	2,692,473	$—	$320,785	$(311,216)	$9,569	$(412)	$9,157

													Total
	Series B Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series J Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Catheter Precision Inc. Stockholders'	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2024	—	$—	—	$—	—	$—	12,656	$—	421,296	$—	$304,109	$(292,352)	$11,757	$—	$11,757
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	91	—	91	—	91
Issuance of common stock for vested restricted stock awards	—	—	—	—	—	—	—	—	2,631	—	—	—	—	—	—
Issuance of common stock for asset acquisition (see Note 15)	—	—	—	—	—	—	—	—	14,473	—	113	—	113	—	113
Issuance of common stock upon release of Prepaid Series Warrants (see Note 12)	—	—	—	—	—	—	—	—	49,421	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,045)	(4,045)	—	(4,045)
Balance at March 31, 2025	—	$—	—	$—	—	$—	12,656	$—	487,821	$—	$304,313	$(296,397)	$7,916	$—	$7,916

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,690)	$(4,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	405	531
Stock-based compensation	64	91
Amortization of operating right-of-use assets	97	23
Change in fair value of minority equity interest	2,302	—
Change in fair value of deferred consideration	(2,877)	—
Change in fair value of royalties payable due to related parties	—	1,163
Deferred income tax provision (benefit)	(174)	(724)
Acquired in-process research and development	—	119
Accretion of discount on note payable	28	—
Changes in operating assets and liabilities:
Accounts receivable	(105)	(16)
Inventories	19	(43)
Prepaid expenses and other current assets	(349)	68
Operating lease right-of-use assets and lease liabilities	(97)	(25)
Current portion of royalties payable due to related parties	(42)	(11)
Accounts payable	(514)	410
Accrued expenses	119	76
Deferred revenue	(45)	—
Interest payable due to related parties	48	45
Interest accrued on notes payable of variable interest entities	15	—
Net cash used in operating activities	(2,796)	(2,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Consideration paid for acquired in-process research and development	(103)	—
Purchases of property and equipment	(6)	(10)
Acquisition, net of cash acquired	(1,210)	—
Net cash used in investing activities	(1,319)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and equity-classified contracts, net of issuance costs	3,731	—
Proceeds from exercise of warrants (see Note 12)	401	—
Payments on short-term notes payable	(499)	(75)
Proceeds from notes payable	835	—
Net cash provided by (used in) financing activities	4,468	(75)
NET CHANGE IN CASH AND CASH EQUIVALENTS	353	(2,423)
CASH AND CASH EQUIVALENTS, beginning of period.	88	2,873
CASH AND CASH EQUIVALENTS, end of period.	$441	$450
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$21	$4
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Deemed dividend on warrant inducement offer	$1,360	$—
Fair value of common stock issued in connection with asset acquisitions	$—	$113
Fair value of deferred consideration payable for initial minority equity interest	$5,250	$—
Acquisition date fair value of previously held minority equity interest of step acquiree	$2,948	$—
Fair value of deferred consideration payable in connection with acquisition	$5,778	$—
Short-term note payable issued in connection with acquisition	$4,788	$—
Property and equipment included in accrued expenses	$—	$7
Property and equipment reclassified from inventories	$5	$5
Operating right-of-use asset obtained in exchange for new operating lease liabilities	$584	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Nature of Operations

The Company

Catheter Precision, Inc. ("Catheter" or the "Company”) was incorporated in California on September 4, 2002, and reincorporated in Delaware in July 2018. On January 9, 2023, Catheter entered into the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Catheter Precision, Inc. (“Old Catheter”), a privately held Delaware corporation. Under the terms of the Merger Agreement, Old Catheter became a wholly owned subsidiary of Catheter, together referred to as the Company, in a stock-for-stock merger transaction (the "Merger"). The Company's operating activities primarily related to Old Catheter's historical business, which comprises the design, manufacture and sale of new and innovative medical technologies in the field of cardiac electrophysiology (“EP”).

On February 6, 2026, the Company entered into an Acquisition Purchase Agreement with SEG Jets LLC ("SEG Jets"), whereby the Company agreed to acquire 19.98% of the issued and outstanding shares of common stock of Fly Flyte, Inc. ("FLYTE") held by SEG Jets. On March 9, 2026, the Company entered into an Acquisition Purchase Agreement with Creatd, Inc. ("Creatd") and acquired the remaining 80.02% of the issued and outstanding shares of common stock of FLYTE and all of FLYTE’s wholly owned consolidated subsidiaries, which included 100% equity ownership interest in Ponderosa Air, LLC. As a result of these transactions, the Company owns 100% of the issued and outstanding common stock of FLYTE common stock and its wholly owned consolidated subsidiaries. FLYTE and all of its wholly owned consolidated subsidiaries operate as a single business.

After the Acquisition, the Company's operations are organized and managed under two reportable segments: (i) cardiac electrophysiology and (ii) private aviation.

Cardiac Electrophysiology Segment

One of the Company’s two primary products under the cardiac electrophysiology segment is the VIVO System, which is an acronym for View into Ventricular Onset (“VIVO” or “VIVO System”). VIVO is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to EP procedures. The VIVO System is commercially available in the European Union and has been placed at several hospitals in Europe. United States Food and Drug Administration ("FDA") 510(k) clearance was received, and the Company began commercial sales of VIVO in 2021 in the United States.

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

The Company’s product portfolio also includes the Amigo® Remote Catheter System (the "AMIGO" or "AMIGO System"), a robotic arm that serves as a catheter control device. The Company owns the intellectual property related to AMIGO, and this product is under consideration for future research and development of a second generation product.

Private Aviation Segment

Through its wholly owned subsidiary, the Company operates a private aviation platform supported by a mobile application that facilitates access to private air travel at competitive price points. The Company offers regional and long-range private jet charter services throughout the United States through a combination of leased aircraft and third-party operator relationships. Customers are able to book flights directly or place bids on available empty-leg flights in real time. The Company is also developing a local and regional air-taxi service intended to expand access to private aviation for middle-market travelers by offering shorter-distance flights at lower price points relative to traditional charter services, and has begun the regulatory approval process to operate in Canada, Mexico and the Caribbean.

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

On July 25, 2025, at the Annual Meeting of Stockholders of the Company, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company to effect a reverse stock split within specified parameters. The Board approved the Amendment and set the ratio of the reverse stock split at 1-for-19. The Amendment was effective August 15, 2025, effecting a reverse stock split in which each nineteen (19) shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time, automatically combined into one (1) validly issued, fully paid and non-assessable share of the Company’s common stock, par value $0.0001 per share.

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

The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. For the three months ended March 31, 2026, the Company incurred $1.7 million in net losses and used $2.8 million in cash for operating activities. As of March 31, 2026, the Company had an accumulated deficit of $311.2 million, working capital deficit of $18.5 million, and cash and cash equivalents of $0.4 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future. The Company needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its research, development, and commercial operations.

On  February 6, 2026, the Company entered into a Securities Purchase Agreement with certain accredited investors for a private placement financing and issued an aggregate of (i) 392,608 shares of the Company's common stock, par value $0.0001 per share, at a per share purchase price of $1.43 and (ii) 1,617 shares of newly designated Series C-1 Convertible Preferred Stock par value $0.0001 per share, with a stated value of $1,000 per share for gross proceeds of $2.2 million, net of $0.2 million in issuance costs. The investors agreed to purchase newly designated Series C-2 and Series C-3 Convertible Preferred Stock, par value $0.0001 per share, with stated values of $1,000 per share, under additional closings for aggregate gross proceeds of $1.6 million per closing. The additional closings are subject to certain closing conditions, including stockholder approval to issue shares of common stock in excess of 19.99% of the Company’s issued and outstanding shares of common stock and to effect a reverse stock split ("Stockholder Approval”) and, solely with respect to the closing of the Series C-3 Convertible Preferred Stock, declaration of the effectiveness of the Registration Statement filed for the resale of the common stock underlying the Series C-1, C-2, and C-3 Convertible Preferred Stock. The investors also have the right, but not the obligation, to purchase up to an aggregate of $39.2 million of Series C-4 Convertible Preferred Stock, par value $0.0001 per share, with stated value of $1,000 per share in one or more closings.

On  February 6, 2026, the Company also agreed to lower the exercise price of existing warrants and the conversion price of the Series B Convertible Preferred Stock to $1.78 per share for certain holders as consideration for exercising the existing warrants, resulting in aggregate proceeds of $0.4 million.

On  March 9, 2026, the Company entered into an additional Securities Purchase Agreement with certain accredited investors for a private placement financing pursuant to which the investors agreed to purchase 1,853 shares of Series C-1 Convertible Preferred Stock, par value of $0.0001 per share and stated value of $1,000 per share, for aggregate gross proceeds of $1.9 million, net of $0.1 million in issuance costs. The investors agreed to purchase newly designated Series C-2 and Series C-3 Convertible Preferred Stock, par value $0.0001 per share, with stated values of $1,000 per share, under additional closings for aggregate gross proceeds of $1.9 million per closing. The additional closings are subject to closing conditions, including approval from the Company’s stockholders to issue shares of common stock in excess of 19.99% of the Company’s issued and outstanding shares of common stock and, solely with respect to the closing for the Series C-3 Convertible Preferred Stock, effectiveness of the Registration Statement filed to register the resale of common stock underlying the Series C-1, C-2, and C-3 Convertible Preferred Stock. The investors also have the right, but not the obligation, to purchase up to an aggregate of $39.2 million of Series C-4 Convertible Preferred Stock, par value $0.0001 per share, with stated value of $1,000 per share in one or more closings.

On April 21, 2026, pursuant to the Securities Purchase Agreements dated February 6, 2026 and March 9, 2026, the Company issued an aggregate of 3,470 shares of the Company’s newly designated Series C-2 Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share for aggregate gross proceeds of $3.5 million, and net proceeds of approximately $3.2 million after deducting transaction costs of approximately $0.3 million.

Based on the Company's liquidity resources, there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the Company continuing to operate in the normal course of business and do not reflect any adjustments to the assets and liabilities related to the substantial doubt of its ability to continue as a going concern.

Management plans to raise additional capital through public or private equity or debt financing, or other innovative and specialty finance strategies, in order to fulfill its operating and capital requirements for at least 12 months from the date of the issuance of the unaudited condensed consolidated financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company, Old Catheter, Cardionomix, KardioNav, FLYTE, and Ponderosa. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP") applicable to interim financial statements. The Financial Accounting Standards Board (“FASB”) establishes these principles to ensure financial condition, results of operations, and cash flows are consistently reported. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the FASB Accounting Standards Codification ("ASC"). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for fair presentation of the unaudited condensed consolidated financial statements of the Company. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026.

Reclassifications

Certain prior period financial statement amounts have been reclassified for consistency with the current period presentation. These reclassifications had  no effect on our previously reported results of operations or accumulated deficit. In the current period, the Company separately discloses amortization of operating right-of-use assets in the condensed consolidated statements of cash flows. For comparative purposes, amounts in the prior periods have been reclassified to conform to current period presentations.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements are based upon a number of estimates including, but not limited to, the allowance for credit losses, evaluation of impairment of long-lived assets, valuation of long-lived assets and their associated estimated useful lives, reserves for warranty costs, evaluation of probable loss contingencies, fair value of royalties payable due to related parties, fair value of contingent consideration recorded in connection with an asset acquisition, fair value of assumed liabilities, acquired assets, and consideration transferred in connection with a business combination, fair value of preferred stock issued, including valuation of the deemed dividend, fair value of warrants issued, and fair value of equity awards granted.

Concentrations of Credit Risk

The Company's financial instruments held during the three months ended March 31, 2026 and 2025 that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company generally maintains cash and cash equivalent balances in various operating accounts at financial institutions with high quality credit ratings in amounts in excess of federally insured limits of $250,000. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to significant or unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other hedging arrangements.

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated balance sheets. The Company does not require collateral from its customers to secure accounts receivable.

The Company had four customers that individually accounted for 10% or more of total revenues included in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively. Four customers represented 12%, 10%, 10%, and 10% of total revenues for the three months ended March 31, 2026 and three customers represented 42%, 18%, and 10% of total revenues for the three months ended March 31, 2025

The Company had three and five customers that individually accounted for more than 10% of total accounts receivable included in the condensed consolidated balance sheets as of  March 31, 2026 and December 31, 2025, respectively. Three customers represented 17%, 15% and 12% of accounts receivable as of   March 31, 2026. Two customers represented 27% and 15%, and three customers each represented 10% of accounts receivable as of  December 31, 2025.

The Company is not dependent on any single supplier for critical components.

Reclassifications

Certain prior period financial statement amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the Company's previously reported results of operations or accumulated deficit. In the current period, the Company (i) separately discloses interest expense due to related parties in the condensed consolidated statements of operations. For comparative purposes, amounts in the prior periods have been reclassified to conform to current period presentations.

Segment Reporting

Following the acquisition of FLYTE, the Company determined that it operates in two reportable segments: (i) cardiac electrophysiology and (ii) private aviation. The Company’s cardiac electrophysiology segment includes all activities related to the marketing, sales, and development of medical technologies in the cardiac electrophysiology field. While the commercial efforts that coordinate the marketing, sales, and distribution of the cardiac electrophysiology products are organized by geographic region and product, all of these activities are supported by a single corporate team and distribution channel. The Company’s private aviation segment includes all activities related to the marketing, sales, and delivery of private aviation services to customers through FLYTE. All of its operations are centrally managed within the United States by a single corporate team. The determination of two reportable segments is consistent with the condensed consolidated financial information available and regularly reviewed by the Company’s chief operating decision maker (“CODM”).

The CODM is the Company’s Chief Executive Officer, who reviews and evaluates net loss for each reportable segment, for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. Segment asset measures are not used as a basis for the CODM to evaluate the performance of or to allocate resources to the segments.

The following table summarizes the segment revenues and significant segment expenses included in the measure of segment profit or loss (segment net loss) reviewed by the CODM (in thousands):

	For the Three Months Ended March 31,
	2026			2025
	Cardiac Electrophysiology	Private Aviation	Total	Total
Revenues:
Product revenue
VIVO	$73	$—	$73	$15
LockeT	175	—	175	128
Total product revenues	248	—	248	143

Service revenue, net
Luxe	—	42	42	—
Hops	—	142	142	—
Total service revenues, net	—	184	184	—
Total revenues	248	184	432	143

Less:
Cost of revenues:
Cost of product revenue	31	—	31	11
Cost of service revenues	—	11	11	—
Total cost of revenues	31	11	42	11

Acquired in-process research and development expense	—	—	—	119
Depreciation and amortization expense	367	37	404	531
Stock-based compensation expense	64	—	64	91
Salaries and benefits expense	810	5	815	1,314
Professional fees	514	142	656	727
Research and development expense	149	—	149	103
Interest income	(2)	—	(2)	(18)
Interest expense	103	16	119	49
Change in fair value of royalties payable due to related parties	—	—	—	1,163
Change in fair value of minority equity interest	2,302	—	2,302	—
Change in fair value of deferred consideration	(2,877)	—	(2,877)	—
Income tax benefit	(175)	—	(175)	(724)
Other segment items (1)	520	105	625	822
Segment net loss	(1,558)	(132)	(1,690)	(4,045)

Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(1,558)	$(132)	$(1,690)	$(4,045)

(1)    Other segment items include other income (expense), net, consulting fees, investor relations and SEC fees, insurance fees, and other selling, general, and administrative expenses. Other selling, general, and administrative expenses primarily consist of travel expenses, computer and information technology expenses, and rent expenses.

In connection with the FLYTE acquisition, including the associated tax implications of the acquisition, the Company recognized $9.7 million in goodwill that is fully allocated to the private aviation segment.

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

Cash equivalents, prepaid expenses, accounts receivable, accounts payable, accrued expenses, and short-term notes payable are reported on the condensed consolidated balance sheets at carrying value, which approximate fair value due to the short-term maturities of these instruments. Deferred consideration approximates fair value as it is reported at the amount of cash that would be paid if settlement occurred as of March 31, 2026. Similarly, the carrying value of the notes payable of variable interest entities, notes payable due to related parties, and notes payable approximate their fair value due to the associated effective interest rates of the debt instruments.

Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments (in thousands):

		March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Mutual funds	$339	$339	$—	$—
Money market funds	66	66	—	—
Total assets	$405	$405	$—	$—

Liabilities:
Royalties payable due to related parties	$792	$—	$—	$792
Deferred consideration	8,151	—	—	8,151
Convertible notes payable	298	—	—	298
Total liabilities	$9,241	$—	$—	$9,241

		December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Money market funds	$2	$2	$—	$—
Total assets	$2	$2	$—	$—

Liabilities:
Royalties payable due to related parties	$792	$—	$—	$792
Convertible notes payable	298	—	—	298
Total liabilities	$1,090	$—	$—	$1,090

Convertible Notes Payable

The Company elected the fair value option to measure the convertible notes payable. The fair value of the convertible notes payable is determined using a probability weighted expected return model ("PWER model”) that values the convertible notes payable based on the discounted cash flows of three potential settlement outcomes: (i) the convertible notes payable will be converted into and settled in shares of common stock, (ii) the convertible notes payable’s principal and accrued interest will be paid in cash, and (iii) a dissolution scenario wherein the investor receives a partial payment based on a recovery rate. The conversion outcome incorporates a Monte Carlo simulation to estimate the Company’s common stock price at the expected conversion date and the number of shares issuable based on the variable conversion price. Aside from the probability of the three potential settlement outcomes, the fair value measurement incorporates several significant unobservable inputs, including the recovery rate, implied equity volatility, expected term assumptions, simulated conversion price, and credit-risk adjusted discount rate.

Royalties Payable Due to Related Parties

The fair value measurement of royalties payable due to related parties includes significant unobservable inputs that are not supported by any market data. Royalties payable due to related parties reflect the present value of estimated future royalty payments. The Company applies an internally developed, revenue adjusted discount rate ("RADR”) to discount back the forecasted royalty payments. The RADR is based on the Company’s weighted average cost of capital ("WACC”) adjusted for the product revenue’s risk profile. The risk-free rate used to determine the cost of equity for the RADR is adjusted to be commensurate with the term of the royalty agreements. Furthermore, the Beta and Risk Premium used to determine the cost of equity are also adjusted to reflect the product revenue's volatility. All other inputs for the RADR and the Company’s WACC are the same. See Note 9, Royalties Payable, for additional information over royalties payable due to related parties.

Deferred Consideration

The deferred consideration consists of two components. The first deferred consideration component arose from the Company's initial 19.98% minority equity interest in FLYTE on February 6, 2026, and the second component related to the subsequent acquisition of the remaining outstanding equity in FLYTE on March 9, 2026. See Note 3, Business Combinations, for additional information. The Company is obligated to issue to the sellers an aggregate of 11,028 shares of the Company’s Series D Convertible Preferred Stock. In accordance with ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), this obligation failed to meet the equity classification criteria in ASC Topic 815-40-25. Therefore, it does not qualify for the scope exception from derivative accounting. This obligation is classified as a liability on the condensed consolidated balance sheet and measured at fair value, with changes in fair value reflected in the condensed consolidated statements of operations at each reporting period end. Deferred consideration expected to be settled within twelve months or less is classified as a current liability on the condensed consolidated balance sheets.

The deferred consideration has been classified as a Level 3 recurring liability because the valuation utilizes certain unobservable inputs that are supported by little or no market data. The fair value of the Series D Convertible Preferred Stock is measured using the if converted method, which included contractual terms such as the number of units issued, the $1,000 issued stated value, and the contractual conversion price. The if converted method also utilizes observable inputs, such as the underlying common stock price on the acquisition date and the period end remeasurement date, and incorporated unobservable inputs related to a 20% discount for lack of marketability.

The fair value of the first component of deferred consideration initially recorded on February 6, 2026 was approximately $5.3 million. Upon obtaining control of FLYTE on March 9, 2026, the Company recorded the second component of the deferred consideration of approximately $5.8 million. The Company remeasured the total deferred consideration as of March 31, 2026, resulting in a decrease in fair value of approximately $2.9 million, which was recognized as a gain in the condensed consolidated statements of operations. As of March 31, 2026, the fair value of the total deferred consideration was approximately $8.2 million.

The following tables summarize the significant unobservable inputs used in Level 3 financial instruments as of March 31, 2026:

Instrument	Valuation Technique	Unobservable Input	Input Range
Royalties payable due to related parties	Discounted future cash flows	Share price	19.5%
Deferred consideration	If converted method	Discount for lack of marketability	20%

The significant unobservable inputs used for royalties payable due to related parties as of December 31, 2025 are the same as those displayed above for March 31, 2026. The deferred consideration did not exist as of December 31, 2025 and therefore no significant unobservable inputs are disclosed for deferred consideration as of December 31, 2025.

The table below summarizes the change in account balance for Level 3 financial instruments for the three months ended March 31, 2026 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Royalties Payable due to Related Parties	Deferred Consideration	Convertible Notes Payable
Balance at January 1, 2026	$792	$—	$298
Fair value at issuance	—	11,028	—
Change in fair value	—	(2,877)	—
Balance at March 31, 2026	$792	$8,151	$298

The table below summarizes the change  in account balance for Level 3 financial instruments for the three months ended March 31, 2025 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Royalties Payable due to Related Parties	Deferred Consideration	Convertible Notes Payable
Balance at January 1, 2025	$9,213	$—	$—
Change in fair value	1,163	—	—
Balance at March 31, 2025	$10,376	$—	$—

Increases or decreases in the fair value of royalties payable due to related parties, convertible notes payable, and deferred consideration can result from updates to assumptions. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Changes or updates to assumptions could have a material impact on the reported fair value, the change in fair value, and the results of operations in any given period.

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

Changes in the estimated collectability of accounts receivable are recorded in the condensed consolidated statements of operations in the period in which the estimate is revised. Accounts receivable are written off as uncollectible after all means of collection are exhausted. Any subsequent recoveries are credited to the allowance for credit losses. As of  March 31, 2026 and December 31, 2025, the allowance for credit losses related to accounts receivable was immaterial.

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

Business Combination

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations ("ASC Topic 805"). The purchase price of an acquisition is allocated to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. Transaction costs related to business combinations, such as legal, accounting, valuation, and other professional or consulting fees, are expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of operations.

The Company may adjust the preliminary purchase price allocation, as necessary, for up to one year after the acquisition closing date (the “measurement period”) as it obtains more information regarding asset valuations and liabilities assumed that existed at the acquisition date. Measurement period adjustments are recorded in the period in which the adjustments are determined.

Deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the tax bases and the recognized amounts of assets acquired and liabilities assumed in accordance with ASC Topic 740, Income Taxes ("ASC Topic 740").

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized. Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects to bypass the qualitative assessment, or if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. An impairment charge for goodwill is recognized for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. An impairment charge for indefinite-lived intangible assets is recognized for the amount by which the carrying amount of the indefinite-lived intangible asset exceeds its fair value.

The Company completed a qualitative assessment and determined that there was no evidence of impairment to the balance of its goodwill and indefinite-lived intangible assets as of March 31, 2026 and December 31, 2025, respectively.

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

There were no impairment charges recorded as of  March 31, 2026 and March 31, 2025.

Royalties Payable Due to Related Parties

The Company is obligated to pay royalties related to the sales of LockeT and AMIGO System under various royalty agreements executed by Old Catheter. The Company recognizes a liability for royalty fees incurred and payable based on actual sales of products under current portion of royalties payable due to related parties in the condensed consolidated balance sheets. The Company recognizes a liability for future, estimated royalty payments at fair value under current portion of royalties payable due to related parties in the condensed consolidated balance sheets if it is payable within the next 12 months and under royalties payable due to related parties in the condensed consolidated balance sheets if it is payable 12 months after the balance sheet date. The royalties payable due to related parties is remeasured at each reporting period. Changes in fair value of royalties payable due to related parties are recorded in the condensed consolidated statements of operations in the period in which they occur. See Note 9, Royalties Payable for additional information.

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

Convertible Notes Payable

Convertible notes payable represent debt-host financial instruments whose embedded features must be assessed for bifurcation and separate accounting as derivative liabilities under ASC Topic 815, unless the fair value option is elected to measure certain financial assets and liabilities at fair value under ASC Topic 825, Financial Instruments ("ASC Topic 825”). The fair value option  may be elected on a financial instrument-by- financial instrument basis and is irrevocable, unless a new election date occurs. The fair value option simplifies the accounting by requiring the entire financial instrument to be measured at fair value.

As permitted under ASC Topic 825, the Company elected the fair value option to account for the convertible notes payable issued on December 26, 2025 (see Note 8, Notes Payable). The Company records convertible notes payable at fair value with any changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations. The change in fair value of convertible notes payable includes interest expense accrued for the convertible notes payable. Any portion of the change in fair value that is attributed to a change in the convertible note payables’ credit risk is recognized as a component of other comprehensive income.

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

The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC Topic 810, Consolidation ("ASC Topic 810"). These evaluations can be complex and judgmental, involving the use of estimates and assumptions based on available information among other factors. Based on these evaluations, if the Company determines it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE. The equity owned by other stockholders is presented, as applicable, as non-controlling interests in the accompanying condensed consolidated balance sheets, statements of operations, and statements of stockholders’ equity.

If a reconsideration event occurs under ASC Topic 810, the Company performs an assessment to determine whether the entity continues to be a VIE, whether the Company still contains a variable interest in the VIE, and whether the Company continues to be or has become the primary beneficiary of the VIE.

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

As of March 31, 2026, Cardionomix only had a note payable with a carrying value of $1.4 million that was issued in May 2025 in connection with the asset acquisition. This note payable is presented under notes payable of variable interest entities, net of discount in the condensed consolidated balance sheets. Cardionomix does not hold any other material assets or liabilities as of March 31, 2026. Creditors of Cardionomix have no recourse to the Company’s general credit and their claims are limited solely to the assets of Cardionomix. Unless Cardionomix can obtain its own dedicated financing, the Company does not currently intend to allocate capital to fund the clinical development of the acquired assets.

The minority equity interest holders are presented as non-controlling interests in the accompanying condensed consolidated balance sheets, statements of operations, and statements of stockholders’ equity.

KardioNav

KardioNav is a legal entity that was solely created to hold the assets of and to clinically develop and commercialize certain intellectual property related to new cardiac technology. The Company holds 57% of the voting common stock, while the Company’s Chief Executive Officer and his affiliates hold 10%, and other third parties hold the remaining 33%. The Company determined that its controlling equity interest represents a variable interest in KardioNav, which meets the definition of a VIE as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. Furthermore, the Company has determined that it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the VIE’s economic performance through its controlling equity interest. The Company therefore consolidates the results of operations, assets, and liabilities of KardioNav. The Company assigned certain intellectual property related to the VIVO System to KardioNav, which was accounted for as a common control transaction under ASC Topic 810 and carried at the Company's carrying value at inception. Furthermore, the fair value of the intellectual property assigned by Chelak to KardioNav was deemed to be de minimis as the intellectual property solely consists of patents and related know-how at the conceptual stage. Therefore, the Company recognized no gain or loss upon initial consolidation. Creditors of KardioNav have no recourse to the Company’s general credit and their claims are limited solely to the assets of KardioNav. Unless KardioNav obtains its own financing, the Company currently intends, to the extent it is able and subject to changes in circumstances, to provide financial support to KardioNav, until such time as KardioNav may have successfully completed research and development of its cardiac electrophysiology mapping technologies.

As of March 31, 2026, KardioNav's only assets or liabilities relate to accrued expenses of $17 thousand, and short-term notes payable of variable interest entities due to related parties with a carrying value of $309 thousand included in the condensed consolidated balance sheets. KardioNav does not hold any other material assets or liabilities.

The minority equity interest holders are presented as non-controlling interests in the accompanying condensed consolidated balance sheets, statements of operations, and statements of stockholders’ equity.

Distinguishing Liabilities from Equity

The Company evaluates equity or liability classification for freestanding financial instruments, including convertible preferred stock, warrants, and options, pursuant to the guidance under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC Topic 480”). The Company classifies as liabilities all freestanding financial instruments that are (i) mandatorily redeemable, (ii) represent an obligation to repurchase the Company’s equity shares by transferring assets, or (iii) represent an unconditional obligation (or conditional obligation if the financial instrument is not an outstanding share) to issue a variable number of shares predominantly based on a fixed monetary amount, variations in something other than the fair value of the Company’s equity shares, or variations inversely related to changes in fair value of the Company’s equity shares.

If a freestanding financial instrument does not represent an outstanding equity share and does not meet liability classification under ASC Topic 480, the Company then assesses whether the freestanding financial instrument is indexed to its own stock and meets equity classification pursuant to ASC Topic 815-40. The Company further assesses whether the freestanding financial instruments should be classified as temporary equity. Freestanding financial instruments that are redeemable for cash or other assets at a fixed or determinable date, at the option of the holder, or upon the occurrence of an event are classified in temporary equity in accordance with ASC Topic 480. Otherwise, the freestanding financial instruments are classified in permanent equity.

See Note 12, Equity Offerings and Note 13, Preferred Stock for additional information on the freestanding financial instruments assessed under ASC Topic 480 and ASC Topic 815-40 for equity or liability classification.

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), the Company accounts for contracts with customers when there is a legally enforceable contract, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenue is measured as the amount of consideration expected to be received in exchange for transferring promised goods or services. The amount of consideration to be received and revenue recognized may vary due to discounts. A performance obligation is a promise in a contract to transfer a distinct good or service. If there are multiple performance obligations in the customer contract, the Company allocates the transaction price in the contract to each performance obligation based on the relative standalone selling price. The Company does not adjust revenue for the effects of a significant financing component for contracts if the period between the transfer of control and corresponding payment is expected to be one year or less. Revenue is recognized when performance obligations in the customer contract are satisfied. This generally occurs when the customer obtains control of a promised good at a point in time or when a customer receives a promised service over time.

Pursuant to ASC Topic 606, the Company applies the following five steps to each customer contract:

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

The Company invoices the customer for the VIVO System and related software upgrades after physical possession and control of the VIVO System has been transferred to the customer. Subsequent renewals for software upgrades are invoiced at inception of the renewed term. The timing of payment for the corresponding invoices depends on the credit terms identified in each customer contract. There were no software upgrade services revenues during the  three months ended March 31, 2026 and 2025.

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

Private Aviation Charter Services

The Company generates revenue through two primary private aviation services: Hops and Luxe.

Hops refers to Flyte’s short-haul private charter service, through which Flyte arranges charter routes using leased jets and pilots dedicated to Flyte’s operations. These flights are conducted on Company-managed aircraft and typically service high-demand regional routes throughout the New York Metro Area, Long Island, New England and the Eastern seaboard, to any destination within 400 nautical miles of the Company’s base in Farmingdale, New York. Each flight represents a performance obligation. For Hops arrangements, the Company acts as the principal because it controls the specified flight service before it is transferred to the customer, is primarily responsible for operating and fulfilling the flight, and has discretion in establishing pricing. Accordingly, Hops revenue is presented on a gross basis in the condensed consolidated statements of operations. Revenue is recognized at a point in time upon completion of each flight and includes base charter rates, repositioning fees, and ancillary charges. Customer payments received in advance are recorded as deferred revenue until the related performance obligation is satisfied.

Luxe is the Company’s brokerage division, offering clients access to on-demand charters through a vetted network of independent third-party aircraft operators. For Luxe arrangements, the Company evaluates whether it controls the specified flight service before it is transferred to the customer or whether the Company’s performance obligation is to arrange for a third-party operator to provide the flight service. The Company has determined that it acts as an agent in Luxe arrangements because the third-party aircraft operator is primarily responsible for operating and fulfilling the flight, and the Company does not control the underlying flight service before it is provided to the customer. Accordingly, Luxe revenue is presented on a net basis in the condensed consolidated statements of operations and represents the commission, brokerage fee, or other net amount retained by the Company after amounts payable to the third-party aircraft operator.

For both Hops and Luxe, flights are earned and recognized as revenue at the point in time in which the service is provided, representing the satisfaction of the performance obligation. The Company generally does not issue refunds for flights unless there is a failure to meet its service obligations. For roundtrip flights, revenue is recognized upon arrival at the destination for each flight.

Disaggregation of Revenue

The following table summarizes disaggregated revenue by geographic area (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Revenue - Product
US	$94	$135
Europe	154	8
Total Revenue - Product	248	143

Revenue - Services
US	184	—
Europe	—	—
Total Revenue - Services	$184	$—

Deferred Revenue

Deferred revenues primarily consist of contract liabilities and represent amounts billed to, or collected from, customers in advance of the Company satisfying the related performance obligations. Deferred revenue is recognized as revenue when, or as, the related performance obligations are satisfied in accordance with the terms of the underlying customer arrangements.

The Company’s contract liabilities were assumed in connection with the acquisition of FLYTE and relate to customer arrangements of the acquired business for which consideration had been received, or amounts had been billed, prior to the satisfaction of the related performance obligations. The Company had de minimis contract liabilities prior to the acquisition of FLYTE. As of March 31, 2026, the Company had no contract assets or receivables related to contracts with customers.

Deferred revenue is presented as a current liability in the condensed consolidated balance sheets to the extent the Company expects to recognize the related revenue within the next twelve months. The Company recognizes revenue from deferred revenue as the related products or services are transferred to customers.

The following table summarizes the changes in the deferred revenue balance as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Deferred revenue, beginning of period	$—	$—
Deferred revenue assumed as part of acquisition (see Note 3)	171	—
Revenue recognized during the period related to amounts included in the deferred revenue assumed	(92)	—
Revenue deferred, net of revenue recognized during the period	47	—
Deferred revenue, end of period	$126	$—

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net product sales, while all other shipping and handling costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Advertising and Marketing

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Advertising costs were $26 thousand and  $83 thousand during the three months ended March 31, 2026 and 2025, respectively.

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

Stock-based Compensation

The Company recognizes stock-based compensation expense associated with stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) issued to employees, members of the Company’s board of directors and consultants in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). The Company evaluates whether stock-based awards should be classified and accounted for as liability or equity awards on the date of grant. Furthermore, the Company measures all stock-based awards granted based on their fair value on the date of grant. Stock options are measured at fair value using the Black-Scholes option pricing valuation model (the “Black-Scholes model”), which incorporates various assumptions, including expected term, volatility and risk-free interest rate. The expected term of the options is the estimated period of time until exercise and was determined using the SEC’s safe harbor rules, using an average of vesting and contractual terms, as the Company did not have sufficient historical experience of similar awards. Expected stock price volatility is based on historical volatilities of certain “guideline” companies, as the Company does not have sufficient historical stock price data. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term. Stock-based compensation expense for all stock-based awards is recognized over the requisite service period, which is generally the vesting period of the respective stock award. Stock-based compensation expense for stock-based awards with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not probable or is not met, no stock-based compensation expense is recognized, and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and other income (expense), net respectively.

On July 4, 2025, the One Big Beautiful Bill Act, was signed into law. The legislation did not have a material impact on our income tax expense for the three months ended March 31, 2026.

Basic and Diluted Net Loss per Share

Earnings per share attributable to Catheter Precision, Inc. common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for the holders of the Company’s common shares and participating securities. The Company’s Series X Convertible Preferred Stock, of which no shares were outstanding as of March 31, 2026, as well as Series B Convertible Preferred Stock, Series C-1 Convertible Preferred Stock, Series J Convertible Preferred Stock, convertible notes payable and outstanding warrants are participating securities as they contain participating rights in distributions made to common stockholders. Since the participating securities do not include a contractual obligation to share in the losses of the Company, they are not included in the calculation of net loss per share in the periods that have a net loss. In addition, common stock equivalent shares (whether or not participating) are excluded from the computation of diluted loss per share in periods in which they have an anti-dilutive effect on net loss per common share.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to Catheter Precision, Inc. common stockholders, diluted net loss per share attributable to Catheter Precision, Inc. common stockholders is the same as basic net loss per share attributable to Catheter Precision, Inc. common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from outstanding warrants, stock options, convertible notes payable, Series B Convertible Preferred Stock, Series C-1 Convertible Preferred Stock, and Series J Convertible Preferred Stock were anti-dilutive (see Note 11, Net Loss per Share).

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

In  July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient for entities to estimate expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC Topic 606. ASU 2025-05 is effective for the Company for annual periods beginning after  December 15, 2025, and interim periods within those annual periods. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

In  December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which is intended to clarify and improve certain aspects of interim financial reporting, including the requirements for interim disclosures and the application of recognition and measurement guidance in interim periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after  December 15, 2027, with early adoption permitted. Adoption can be applied prospectively or retrospectively. The Company is currently evaluating the potential impact that ASU 2025-11  may have on its condensed consolidated financial statements and related disclosures. The Company does not expect this update to have a material effect on the Company's condensed consolidated financial statements.

Note 3. Business Combination

On February 6, 2026, the Company entered into an Acquisition Purchase Agreement with SEG Jets, whereby the Company agreed to acquire 19.98% of the issued and outstanding shares of common stock of FLYTE. The Company was obligated to issue to the sellers an aggregate of 5,250 shares of the Company’s Series D Convertible Preferred Stock which was recorded as the first component of deferred consideration as of February 6, 2026.

On March 9, 2026, the Company entered into an Acquisition Purchase Agreement with Creatd and acquired the remaining 80.02% of the issued and outstanding shares of common stock of FLYTE and 100% of the membership interests of Ponderosa. The Company was obligated to issue to the sellers an aggregate of 5,778 additional shares of the Company’s Series D Convertible Preferred Stock which was recorded as the second component of deferred consideration as of March 9, 2026. The purpose of the Acquisition was to acquire FLYTE’s and Ponderosa’s operations related to aviation, assets, and technology platform.

After obtaining a controlling interest in FLYTE, the Company remeasured its previously held minority equity interest to fair value as of the Acquisition date and recorded a change in fair value of minority equity interest of $2.3 million in the condensed consolidated statements of operations. This effectively reduced the fair value of the minority equity interest from $5.2 million to $2.9 million as of the Acquisition date. The fair value of the investment was determined based on the implied transaction value of FLYTE, which was derived from the purchase price paid to acquire the remaining 80.02% interest in FLYTE.

In consideration for the Acquisition, the Company paid cash at closing, settled certain indebtedness on behalf of the seller, issued a short-term promissory note, and recorded the deferred consideration obligation to issue 5,778 additional shares of the Company’s Series D Convertible Preferred Stock. The total purchase consideration for the Acquisition was $14.8 million, which consists of the following estimated fair value amounts (in thousands):

Description	Fair Value
Cash proceeds to seller	$685
Fair value of promissory note	4,788
Payment of indebtedness	554
Fair value of previously held minority equity interest of step acquiree	2,948
Fair value of deferred consideration	5,778
Total purchase price	$14,753

The Acquisition is being accounted for as a business combination in accordance with ASC Topic 805. The Company estimated the fair values of the assets acquired and liabilities assumed in the Acquisition. These values have been prepared based on preliminary estimates of the fair value of the consideration paid, assets acquired and liabilities assumed. Differences between these preliminary estimates and the final acquisition accounting may occur and these differences could be material.

The following table summarizes the preliminary purchase price allocations relating to the Acquisition (in thousands):

Description	Fair Value
Assets acquired:
Cash and cash equivalents	$29
Accounts receivable	1
Prepaid expenses and other current assets	74
Property and equipment	68
Operating lease right-of-use assets	948
Intangible assets	7,450
Goodwill	9,430
Other non-current assets	49
Total assets acquired	$18,049

Liabilities assumed:
Accounts payable	$204
Accrued expenses	509
Current portion of operating lease liabilities	554
Deferred revenue	171
Short-term notes payable	1,400
Notes payable	64
Operating lease liabilities	394
Total liabilities assumed	3,296
Total purchase price	$14,753

The Company recognized $9.7 million in total goodwill after recording an additional $0.3 million goodwill related to the recognition of deferred tax liabilities associated with the acquisition. All intangible assets acquired are subject to amortization and their associated estimated acquisition date fair values and estimated useful lives are as follows (in thousands except for estimated useful life which is in years):

	Estimated	Estimated
Intangible Assets	Fair Value	Useful Life
Licensing agreements/ vendor and supplier contracts	$300	5
Applications	400	5
Technology	1,000	10
FAA Part 135 Operating Certificate	1,500	Indefinite
Trademarks/ trade names	1,250	15
Customer list/ relationships	3,000	15
	$7,450

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred is depicted in the table below. Due to the timing of the closing of the transaction in the first quarter of 2026, the Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily the final valuation of goodwill and intangible assets; therefore, the final fair value of the assets acquired and liabilities assumed, which will be completed within the measurement period of up to one year from the acquisition date,  may vary from the Company’s preliminary estimates.

Transaction costs incurred in connection with this business combination amounted to approximately $0.1 million during the three months ended March 31, 2026, and are included within general and administrative expenses in the condensed consolidated statements of operations.

Pro Forma Financial Information

The following table represents the revenue and net loss, of the acquired entities, as reported on a pro forma basis as if the Acquisition occurred on January 1, 2025. These pro forma results are not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the first day of the period presented, nor does the pro forma financial information purport to represent the results of operations for future periods. The following information for three months ended March 31, 2026 and 2025 is presented in thousands except for the per share data:

	For the Three Months Ended March 31,
	2026	2025
Revenue associated with the cardiac electrophysiology business	$248	$143
Revenue associated with the acquired FLYTE business	708	181
Total revenues, net	$956	$324

Net loss associated with the cardiac electrophysiology business	$(1,558)	$(4,045)
Net loss associated with the acquired FLYTE business	(98)	(655)
Total net loss	$(1,656)	$(4,700)

Note 4. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$36	$37
Finished goods	26	49
Inventories	$62	$86

There were no charges for inventory obsolescence or allowance recorded for the three months ended March 31, 2026 and 2025.

Note 5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Machinery and equipment	$36	$36
Computer hardware and software	116	42
LockeT animation video	29	29
VIVO DEMO/Clinical Systems	131	126
Property and equipment, gross	312	233
Accumulated depreciation	(183)	(169)
Property and equipment, net	$129	$64

Depreciation expense was $14 thousand and $20 thousand for the three months ended March 31, 2026 and 2025, respectively.

Note 6. Goodwill and Other Intangible Assets

The Company's carrying amount of goodwill in the condensed consolidated balance sheet as of   March 31, 2026 represents the excess fair value of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed in the acquisition of FLYTE. See Note 3, Business Combinations, for additional information.

The following table summarizes the Company’s intangible assets as of  March 31, 2026 (in thousands):

	Estimated
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	( Years)	Amount	Amortization	Value
Amortized intangible assets:

Cardiac electrophysiology segment
Developed technology ‐ VIVO	10	$170	$(4)	$166
Developed technology ‐ LockeT	14	18,770	(4,357)	14,413
Customer relationships	6	62	(34)	28
Trademarks/trade names ‐ VIVO	10	14	—	14
Trademarks/trade names ‐ LockeT	9	409	(148)	261
		$19,425	$(4,543)	$14,882
Private aviation segment
Licensing agreements/ vendor and supplier contracts	5	300	(4)	296
Applications	5	400	(6)	394
Technology	10	1,000	(7)	993
Trademarks/ trade names	15	1,250	(6)	1,244
Customer list/ relationships	15	3,000	(14)	2,986
		$5,950	$(37)	$5,913
		$25,375	$(4,580)	$20,795
Indefinite life intangible assets:
Private aviation segment
Goodwill	—	9,725	—	9,725
FAA Part 135 Operating Certificate	—	1,500	—	1,500

Total		$36,600	$(4,580)	$32,020

The following table summarizes the Company’s intangible assets as of  December 31, 2025 (in thousands):

	Estimated
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	( Years)	Amount	Amortization	Value
Amortized intangible assets:

Cardiac electrophysiology segment
Developed technology ‐ VIVO	15	$170	$—	$170
Developed technology ‐ LockeT	14	18,770	(4,022)	14,748
Customer relationships	6	62	(31)	31
Trademarks/trade names ‐ VIVO	9	14	—	14
Trademarks/trade names ‐ LockeT	9	409	(136)	273
		$19,425	$(4,189)	$15,236

The estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

Future
Amortization
Years ending December 31,	Expense
Remainder of 2026	$1,454
2027	1,938
2028	1,938
2029	1,928
2030	1,928
Thereafter	11,610
Total	$20,795

The Company uses the straight-line method to determine amortization expense for its definite lived intangible assets. Amortization expense, included within selling, general and administrative expenses in the condensed consolidated statements of operations, for the Company's intangible assets was $0.4 million and $0.5 for the three months ended March 31, 2026 and 2025, respectively.

Note 7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Legal expenses	$71	$135
Offering costs	1,356	1,356
Accrued interest payable	260	—
Compensation and related benefits	55	75
Other accrued expenses	583	131
Accrued expenses	$2,325	$1,697

Note 8. Notes Payable

Note Payable - Director and Officer Liability Insurance

The Company purchased director and officer liability insurance coverage on September 26, 2024 for $293 thousand. A down payment of $44 thousand was made and the remaining balance of $249 thousand was financed over 10 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan is 9.99%. Interest expense on this loan was $4 thousand for the three months ended March 31, 2025. The loan balance was paid off in July 2025, such that there is no remaining balance as of March 31, 2026 and  December 31, 2025.

The Company purchased director and officer liability insurance coverage on  October 1, 2025 for $77 thousand. A down payment of $15 thousand was made and the remaining balance of $62 thousand was financed over 3 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan is 11.34%. The loan balance was paid off in  December 2025, such that there is no remaining balance as of March 31, 2026 and  December 31, 2025..

The Company purchased director and officer liability insurance coverage on January 31, 2026 for $277 thousand. A down payment of $55 thousand was made and the remaining balance of $221 thousand was financed over 9 months through a short-term financing arrangement. The interest rate on the loan is 9.39%. Interest expense on this loan was $3 thousand for the three months ended March 31, 2026. The loan balance was $174 thousand as of March 31, 2026, and is recorded under short-term notes payable in the condensed consolidated balance sheets.

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

Interest expense on this note was $34 thousand for the three months ended March 31, 2026. The Note Payable and related accrued interest totaled $1.4 million as of  March 31, 2026, which included a principal balance of $1.5 million and accrued interest expense of $54 thousand net of unamortized discounts of $191 thousand. The Note Payable and related accrued interest was recorded under notes payable of variable interest entities on the condensed consolidated balance sheets.

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

On August 23, 2024, the Company entered into the first amendment of the Related Party Notes, which extended the maturity date to January 31, 2026 and increased the interest rate to 12% per annum after August 31, 2024. All other terms and conditions remained substantially unchanged. As part of the amendment, the Company paid down all accrued interest to date of $21 thousand. The amendment was accounted for as a debt modification in accordance with ASC Topic 470-50, Debt Modifications and Extinguishment (“ASC Topic 470-50”). Since the modified terms and conditions were not substantially different from the prior terms and conditions, the Company accounted for the debt modification as a continuation of the original debt instrument. The Company further concluded that the debt modification did not result in any adjustments to the carrying value of the Related Party Notes.

On  December 31, 2025, the Company entered into the second amendment of the Related Party Notes, which extended the maturity date of the notes payable to the Jenkins Family Charitable Institute to  January 31, 2028, and the notes payable to FatBoy Capital, L.P. and Mr. Jenkins to  January 31, 2029. As part of the second amendment, the Company issued 170,000 Series M Warrants to FatBoy Capital L.P. and Mr. Jenkins, respectively, and transferred the Perikard membership interests to Mr. Jenkins for de minimis proceeds. All other terms and conditions remained unchanged. The second amendment was accounted for as a debt extinguishment since the amended terms and conditions were substantially different from prior terms and conditions. In accordance with ASC Topic 470-50, the Company derecognized the net carrying amount of the original Related Party Notes and recorded the amended Related Party Notes at fair value. Since the fair value of the amended Related Party Notes of $1.7 million was greater than the principal balance of $1.5 million, the Company recognized a premium of $0.2 million as of December 31, 2025. The difference between the reacquisition price, which is the sum of the fair values of the amended Related Party Notes, Perikard membership interests, and Series M Warrants, and the net carrying amount of the original Related Party Notes of $0.6 million was recorded as loss on debt extinguishment in the consolidated statement of operations for the year ended  December 31, 2025. See Note 12, Equity Offerings, and Note 15, Asset Acquisitions, for additional information on the Series M Warrants issued and the Perikard patents transferred in connection with the debt extinguishment, respectively.

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

Interest expense on the Related Party Notes was $40 thousand for the three months ended March 31, 2026 and $106 thousand for the three months ended March 31, 2025, respectively.

The Related Party Notes and related accrued interest totaled $1.8 million as of  March 31, 2026, of which $243 thousand related to unamortized premiums that arose from the debt extinguishment of the original Related Party Notes and $45 thousand related to accrued interest. The Related Party Notes and related accrued interest totaled  $1.6 million as of  March 31, 2025, of which $106 thousand related to accrued interest. The Related Party Notes, including accrued interest and unamortized premiums, are recorded under the current portion of notes payable due to related parties on the condensed consolidated balance sheets.

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

Interest expense on this note was $3 thousand for the three months ended March 31, 2026. The Notes Payable and related accrued interest totaled $309 thousand as of  March 31, 2026, which included a principal balance of $300 thousand and accrued interest of $9 thousand. The Notes Payable and related accrued interest are recorded under short-term notes payable of variable interest entities due to related parties on the condensed consolidated balance sheets.

Convertible Notes Payable

On  December 26, 2025, the Company issued an unsecured convertible note payable with a principal amount of $102 thousand and a discount of $2 thousand to Boot Capital LLC for cash proceeds of $100 thousand. The Company further issued an unsecured convertible note payable with a principal amount of $204 thousand and a discount of $4 thousand to Vanquish Funding Group Inc. for cash proceeds of $200 thousand. The convertible notes payable have a maturity date of  September 30, 2026 and stated interest rate of 10% per annum, which shall be payable when the principal amount is due. Any principal amount or interest that is not paid when due shall bear the default interest of 22% per annum. Changes in fair value of convertible notes payable along with interest expense are recorded under change in fair value of convertible notes payable in the condensed consolidated statements of operations. The Company recorded no change in fair value of convertible notes payables during the three months ended March 31, 2026.

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

The convertible notes payable are immediately due and payable upon an event of default, including the Company’s failure to pay the principal amount or interest when due, failure to issue shares upon conversion, breach of covenants, bankruptcy or insolvency proceedings, delisting of its common stock, failure to comply with reporting requirements under the Securities Exchange Act, liquidation, cessation of operations, financial statement restatement, and cross-default. Upon an event of default, the Company shall pay 150% of the outstanding principal, accrued and unpaid interest, default interest, and any other amounts due and payable ("Default Amount”). If the event of default relates to the Company’s failure to issue shares of common stock upon conversion, the Company shall pay twice the Default Amount.

Bridge Notes

In January 2026, the Company issued two unsecured promissory notes to SEG Opportunity Fund, LLC in aggregate principal amounts of $300 thousand and $150 thousand, respectively (collectively, the “February Bridge Notes”). The February Bridge Notes bore interest at 12% per annum, maturing on February 11, 2026 and February 26, 2026, respectively, and were prepayable at any time without penalty or premium. In February 2026, the Company utilized a portion of the net proceeds from the February 2026 SPA (see Note 12, Equity Offerings) to repay the principal and all accrued interest in full. Accordingly, there was no outstanding balance under these promissory notes as of  March 31, 2026. Interest expense on this note was  $4 thousand for the   three months ended March 31, 2026 .

In March 2026, the Company issued an additional unsecured promissory note to SEG Opportunity Fund, LLC in the principal amount of $165,000 (the “March Bridge Note”). The March Bridge Note bears interest at 12% per annum, matures on April 26, 2026, and is prepayable at any time without penalty or premium. Interest expense on this note was immaterial for the  three months ended March 31, 2026 . The March Bridge Note and related accrued interest totaled $165 thousand as of  March 31, 2026 , which included a principal balance of $165 thousand and accrued interest of $271. The Notes Payable and related accrued interest are recorded under short-term  notes payable on the condensed consolidated balance sheets.

Notes Payable Assumed in Connection with the FLYTE Acquisition

In connection with the acquisition of FLYTE, the Company assumed an outstanding secured promissory note payable to the former Chief Executive Officer of FLYTE with an outstanding principal balance of $365 thousand (the “Sellouk Note”). The Sellouk Note accrues interest at a flat rate of $3 thousand per month and had an amended maturity date of   February 27, 2026. The Sellouk Note is currently in default and shall continue to accrue interest at a flat rate of $3 thousand per month until it is paid.

The Company recognized the Sellouk Note at its acquisition-date fair value of $365 thousand. Interest expense on the Sellouk Note was $2 thousand for the three months ended March 31, 2026 . The Sellouk Note and related accrued interest totaled $367 thousand as of March 31, 2026 , which included principal of $365 thousand and accrued interest of $2 thousand. The Sellouk Note and related accrued interest are recorded under short-term notes payable, net of discount on the condensed consolidated balance sheet.

Furthermore, in connection with the acquisition of FLYTE on March 9, 2026, the Company assumed certain notes payable issued by FLYTE to various lenders, including certain related parties (collectively, the “Assumed Notes”). See Note 3. The Assumed Notes were issued between December 8, 2022 and August 2, 2024, have stated maturity dates ranging from August 1, 2023 to September 30, 2024, including certain notes that were subsequently extended, and bear stated interest at rates ranging from 5% to 12% per annum.

All of the Assumed Notes had matured prior to the acquisition date and were in default as of March 31, 2026. The Assumed Notes continue to accrue interest at their stated interest rates, except for two of the Assumed Notes with an outstanding carrying value of $150 thousand that accrue interest at the default rate of 2% per month on the outstanding principal balance of $110 thousand
. As a result of the defaults, the outstanding principal and accrued interest are due at the holders’ election, subject to the terms of the applicable notes.

Certain of the Assumed Notes include automatic conversion provisions that would be triggered upon an initial public offering of FLYTE, generally at a conversion price equal to 75% of the initial public offering price, subject to customary adjustments. Certain other Assumed Notes include conversion provisions based on 45% of the initial public offering price or, alternatively, an optional conversion price of $1.80 per share or a valuation-based price. The conversion provisions should be bifurcated and accounted for as a derivative under ASC Topic 815. The estimated fair value of these embedded derivatives was deemed to be de minimis as of the acquisition date and at March 31, 2026.

At the acquisition date, the Company assumed $1.3 million of liabilities related to the Assumed Notes, consisting of $1.0 million of principal recorded in short-term notes payable and  $0.3 million of accrued interest recorded in accrued expenses. As of March 31, 2026, the Company had aggregate principal outstanding under the Assumed Notes of  $1.0 million, all of which was classified as short-term notes payable in the condensed consolidated balance sheet. Accrued interest related to the Assumed Notes was  $0.3 million as of March 31, 2026 and was classified within accrued expenses in the condensed consolidated balance sheet. The Company recognized interest expense of $16  thousand related to the Assumed Notes for the three months ended March 31, 2026.

SBA Loan Assumed in Connection with the FLYTE Acquisition

In connection with the acquisition of FLYTE, the Company assumed a loan payable to the United States’ Small Business Administration (“SBA Loan”). The SBA Loan was issued on June 13, 2020, with an original principal amount of $63,800. The loan accrues interest at 3.75% per annum and is payable in fixed installments of $311 monthly, beginning 12 months from the date of issuance. The outstanding principal and interest of the SBA Loan shall be fully repaid thirty years from the date of issuance. The Company recognized the SBA Loan at its acquisition-date fair value of $2,342 thousand. Interest expense on the SBA Loan was less than  $1 thousand for the three months ended March 31, 2026. The SBA Loan balance was $57 thousand as of  March 31, 2026, and is recorded under notes payable on the condensed consolidated balance sheet.

Note Payable Issued in Connection with the FLYTE Acquisition

In connection with the acquisition of FLYTE, on March 9, 2026, the Company issued a promissory note to Creatd, Inc. with a principal balance of $5.0 million as partial consideration for the business acquired (the “FLYTE Note Payable”). The FLYTE Note Payable bears interest at 0% per annum and is payable in installments through December 15, 2026. If any payment is not made within three business days following the applicable installment date, interest will accrue on such overdue payment at a rate of 4% per annum. Upon the occurrence and continuation of an event of default, the holder may declare the entire unpaid principal balance, together with all accrued penalties and late fees, immediately due and payable, and the outstanding principal balance will bear default interest at 18% per annum.

The FLYTE Note Payable was initially measured at its fair value of $4.8 million, net of a discount of $212 thousand, based on an effective interest rate of 10% per annum. The discount is amortized under the effective interest method over the term of the FLYTE Note Payable. The Company recognized  $17 thousand in amortized discounts under interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2026. The FLYTE Note Payable totaled $4.8 million as of March 31, 2026, which included a principal balance of $5.0 million, net of unamortized discount of $195 thousand. The FLYTE Note Payable is recorded under short-term notes payable, net of discounts in the condensed consolidated balance sheets.

Future maturities for long-term debts as of  March 31, 2026 were as follows (in thousands):

March 31,
2025
2026	$—
2027	—
2028	2,000
2029	1,000
2030	—
Thereafter	63
Total principal	$3,063
Plus: accrued interest	99
Plus: premium	243
Less: discount	(191)
Total	$3,214

Note 9. Royalties Payable

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

On  December 31, 2025, the Company entered into the Series J Exchange Agreement ("Exchange Agreement") with Mr. Jenkins and FatBoy Capital, L.P. to exchange future and accrued royalty rights of $2.7 million for an aggregate of 9,490 shares of the Company's newly designated Series J Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share (see Note 13, Preferred Stock, for additional information). The Exchange Agreement was accounted for as an extinguishment of liabilities as the Company settled an outstanding contractual obligation through the issuance of shares of preferred stock. Therefore, the Company derecognized $2.7 million of royalties payable due to related parties and recognized the fair value of the Series J Convertible Preferred Stock of $5.3 million in additional paid-in capital for the year ended  December 31, 2025. The difference between the fair value of the Series J Convertible Preferred Stock and the fair value of the royalties payable due to related parties of $2.6 million was recorded as loss on debt extinguishment in the consolidated statement of operations for the year ended  December 31, 2025.

All other royalties payable remain outstanding and are included under current portion of royalties payable due to related parties and royalties payable due to related parties in the condensed consolidated balance sheets. As of  March 31, 2026 and December 31, 2025, the fair value of the royalty payable related to the agreement with the Noteholders was $0.8 million. The Company recorded no change in the fair value of the royalties payable due to related parties during the three months ended March 31, 2026 and a loss of $1.2 million for the three months ended March 31, 2025.

The Company accrued $9 thousand and $51 thousand under current portion of royalties payable due to related parties as of  March 31, 2026, and  December 31, 2025, respectively. These amounts represent actual royalty liabilities incurred and accrued by the Company as well as estimated future royalty payments payable within the next 12 months.

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

The Company is not actively marketing and selling the AMIGO System, such that there was no royalty expense recorded for the three months ended March 31, 2026 and 2025 in relation to the AMIGO System.

Note 10. Leases

The Company determines if an arrangement contains a lease at contract inception based on its ability to control a physically distinct asset in exchange for consideration. If the arrangement contains a lease, the Company then determines the classification of the lease as either operating or finance. For the three months ended March 31, 2026, and the year ended  December 31, 2025, the Company only had operating leases.

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

FLYTE Leases

In connection with the acquisition of FLYTE, the Company assumed or entered into certain operating leases related to FLYTE’s aviation operations, including hangar, office space and aircraft leases. The Company evaluated each assumed or newly executed lease arrangement upon acquisition or commencement and recognized operating lease right-of-use-assets and operating lease liabilities for leases with remaining terms greater than 12 months. For leases acquired in connection with the FLYTE acquisition, the Company measured the lease liabilities as if the acquired leases were new leases of the Company at the acquisition date, using the Company’s incremental borrowing rate when the rate implicit in the lease was not readily determinable. The FLYTE lease agreements generally require fixed monthly payments, payable in advance, and do not include residual value guarantees or purchase options that the Company is reasonably certain to exercise.

Hangar and Office Space Lease

In connection with the acquisition of FLYTE, the Company assumed a lease for hangar and office space with Stratosphere Development Co LLC DBA Republic Jet Center. The leased space is used to support FLYTE’s aviation operations, including hangar and office use. The lease commenced on  August 18, 2021, and was amended on August 27, 2024, with a remaining lease term of 17 months. The lease does not contain a purchase option or residual value guarantee. The Company did not include any renewal option in the lease term because the Company was not reasonably certain to exercise any renewal option as of the lease commencement date.

Aircraft Leases

In connection with the acquisition of FLYTE, the Company assumed two aircraft leases with SEG Jets LLC and entered into one additional aircraft lease with SEG Jets LLC in March 2026. The aircraft leases commenced on September 9, 2025, February 11, 2026, and March 16, 2026, and have remaining lease terms ranging from 18 months to 24 months. The aircraft leases do not transfer ownership of the aircraft to the Company, do not contain purchase options that the Company is reasonably certain to exercise, and do not contain residual value guarantees. The Company did not include renewal options in the lease terms because the Company was not reasonably certain to exercise any renewal options as of the respective lease commencement dates.

South Carolina Office Lease Agreement

On September 27, 2022, Old Catheter entered into a lease agreement for office space located in Fort Mill, South Carolina. The space is used for office and general use. The lease term began on October 1, 2022 for 38 months, and included two months of free rent from the commencement date of the lease. The original lease agreement contains two distinct 36-month renewal periods, which require 180 days’ notice of the Company's intention to exercise. In June 2025, the Company notified the landlord of its intent to exercise its option to extend the lease for an additional 36-month period through the end of December 1, 2028. Accordingly, the Company remeasured the lease liability on the basis of the revised lease payments and lease term, such that the first extension option of 36 months has been included in operating right-of-use-assets and operating lease liabilities in the condensed consolidated balance sheet as of March 31, 2026.

As of March 31, 2026, the Company does not intend to exercise the second extension option and the second option is therefore excluded from operating right-of-use assets and operating lease liabilities in the condensed consolidated balance sheet as of March 31, 2026.

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

On July 8 2025, the Company entered into a second lease extension agreement to extend the lease for an additional 24-month period through the end of December 31, 2027. Accordingly, the Company remeasured the lease liability on the basis of the revised lease payments and lease term, such that the extension option of 24 months has been included in operating right-of-use-assets and operating lease liabilities in the condensed consolidated balance sheet as of March 31, 2026.

Park City Office Lease Agreement

On March 19, 2023, the Company entered into a lease agreement for office space located in Park City, Utah. The space is used for office and general use. The lease term began on May 1, 2023 for 36 months. The lease contains one 36-month renewal period, which requires 180 days’ notice of the Company's intention to exercise.

On March 4, 2026, the Company entered into the first amendment to the lease, which extended the lease termination date from April 30, 2026 to April 30, 2027. The lease contains one 36-month renewal period, which requires 180 days’ notice of the Company's intention to exercise.  As of March 31, 2026, the Company does not intend to exercise the 36-month renewal option and the option is therefore excluded from operating right-of-use assets and operating lease liabilities in the condensed consolidated balance sheet as of March 31, 2026.

The following tables present supplemental condensed consolidated balance sheet information related to operating leases for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Operating lease expense	$105	$28
Cash paid for leases	$32	$27

	March 31,	December 31,
	2026	2025
Weighted average remaining lease term (in years) - operating leases	1.79	2.67
Weighted average discount rate - operating leases	10.00%	9.67%

Future minimum lease payments for all lease obligations for the following five fiscal years and thereafter are as follows (in thousands):

Years ending December 31:	Operating Leases
Remainder of 2026	$767
2027	880
2028	120
Total minimum lease payments	1,767
Less effects of discounting	(134)
Present value of future minimum lease payments	$1,633

Operating lease right-of-use assets and lease liabilities were recorded in the condensed consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2026	2025
Operating lease right-of-use assets, net	$1,631	$162
Current portion of operating lease liabilities	$901	$63
Operating lease liabilities	732	101
Total operating lease liabilities	$1,633	$164

Note 11. Net Loss per Share

The Company’s outstanding Series X Convertible Preferred Stock, of which no shares were outstanding as of  March 31, 2026, Series B Convertible Preferred Stock, Series C-1 Convertible Preferred Stock, Series J Convertible Preferred Stock, convertible notes payable, and warrants to purchase common stock have participation rights to any dividends that may be declared in the future, such that they are participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to the participating securities since the holders have no contractual obligation to share in the losses of the Company.

As a result of the net loss attributable to Catheter Precision, Inc.'s common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the three months ended March 31, 2026 and 2025 because including them would have been antidilutive:

	March 31,
	2026	2025
Warrants for common stock	1,136,595	840,032
Employee stock options	345,300	113,975
Series B Convertible Preferred Stock	916,997	—
Series C-1 Convertible Preferred Stock	2,426,573	—
Series J Convertible Preferred Stock	6,083,005	—
Series X Convertible Preferred Stock	—	66,580
Restricted stock awards	—	2,631
Convertible notes payable	733,134	—
Total common stock equivalents	11,641,604	1,023,218

Note 12. Equity Offerings

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

The Company assessed the Series L Warrants and Placement Agent Warrants issued in connection with the May 2025 PIPE Financing and determined that they do not require liability classification pursuant to ASC Topic 480. Furthermore, the Series L Warrants and Placement Agent Warrants do not have any net cash settlement provisions that would preclude equity classification under ASC Topic 815-40. Accordingly, the Series L Warrants and Placement Agent Warrants were recorded to additional paid-in capital in the condensed consolidated balance sheets.

See Note 13, Preferred Stock for additional information on the Series B Convertible Preferred Stock issued by the Company in connection with the May 2025 PIPE Financing.

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

On May 21, 2025, the Company filed the registration statement on Form S-3 for the resale of shares of common stock issuable upon the conversion of the Series B Convertible Preferred Stock and Series L Warrants, and it was declared effective on May 30, 2025. It is not probable that the Company will be obligated to make payments under the registration rights agreement as of March 31, 2026.

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

As of December 31, 2025, 887,852 shares of common stock had been sold under the ATM Agreement for gross proceeds of $4.0 million before deduction of commission and offering expenses of $0.3 million. As of March 31, 2026, no shares of common stock had been sold under the ATM Agreement.

February 2026 Private Placement

In February 2026, the Company entered into a Securities Purchase Agreement (the “February 2026 SPA”) with certain accredited investors for a private placement financing. Pursuant to the February 2026 SPA, the Company completed the first closing and issued an aggregate of (i) 392,608 shares of the Company's common stock, par value $0.0001 per share, at a purchase price of $1.43 per share, and (ii) 1,617 shares of a newly designated series of the Company’s preferred stock, designated Series C-1 Convertible Preferred Stock. The Company collected gross proceeds of $2.2 million before deducting direct and incremental offering expenses payable by the Company.

Pursuant to the February 2026 SPA, the investors agreed to purchase 1,617 shares of each newly designated Series C-2 and Series C-3 Convertible Preferred Stock, under additional closings (the "Second Tranche" and "Third Tranche," respectively) for aggregate gross proceeds of $1.6 million per closing. The closings of the Second Tranche and Third Tranche are subject to certain closing conditions, including stockholder approval to issue shares of common stock in excess of 19.99% of the Company’s issued and outstanding shares of common stock and to effect a reverse stock split (“Stockholder Approval”). Solely with respect to the closing of the Third Tranche and any closings under the Additional Investment Right (defined below), the closing is further subject to the declaration of the effectiveness of a Registration Statement filed for the resale of the common stock underlying the applicable Convertible Preferred Stock.

Furthermore, under the February 2026 SPA, the investors have the right, but not the obligation, to purchase up to an aggregate of $39.2 million of Series C-4 Convertible Preferred Stock, in one or more closings (the "Additional Investment Right"). The Additional Investment Right is exercisable for a period of twelve months following the later of the Stockholder Approval Date and the date the related resale registration statement is first declared effective by the Securities and Exchange Commission, subject to a minimum gross proceeds threshold of $500,000 for each such additional closing.

The Company determined that, except as described in Note 13, Preferred Stock, with respect to certain contingent payment provisions embedded in the Series C-1 Convertible Preferred Stock, these instruments do not require liability classification pursuant to ASC 480 and do not contain net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, these instruments were recorded to additional paid-in capital in the consolidated balance sheets. See Note 13, Preferred Stock, for additional information on the convertible preferred stock issued in connection with the February 2026 SPA.

In connection with the February 2026 Private Placement, the Company also entered into a registration rights agreement with the investors requiring the Company to register for resale the shares of common stock issuable upon conversion of the Series C-1, Series C-2 and Series C-3 Convertible Preferred Stock. Failure to timely comply with certain registration obligations may require the Company to make cash payments to the investors. As of March 31, 2026, the Company concluded that the estimated amount of potential payments under the registration rights agreement was de minimis, and accordingly, no liability was recorded related to the registration rights agreement.

February 2026 Letter Agreement - Series L Warrants

On February 6, 2026, the Company entered into a letter agreement (the “Letter Agreement”) with the holders of the Company’s Series B Convertible Preferred Stock and Series L Warrants, which were originally issued pursuant to the Securities Purchase Agreement dated May 12, 2025. Pursuant to the Letter Agreement, the Company agreed to reduce the exercise price of the Series B Convertible Preferred Stock and the Series L Warrants to $1.78 per share, and the holders agreed to immediately exercise all of their Series L Warrants for cash. Following the execution of the Letter Agreement, the holders exercised 225,564 Series L Warrants to purchase 225,564 shares of common stock at the reduced exercise price of $1.78 per share, resulting in aggregate gross proceeds to the Company of approximately $0.4 million. There are no Series L Warrants outstanding as of March 31, 2026.

Pursuant to the Letter Agreement, the Company and the holders also agreed that the beneficial ownership limitation applicable to the Series L Warrants would be increased from 4.99% to 9.99%, effective immediately as of the date of the agreement, with the holders waiving any prior notice period requirements. Additionally, the holders agreed to certain trading volume restrictions.

The Company accounted for the reduction in the exercise price of the Series L Warrants as a modification of equity-classified warrants. The incremental fair value of the Series L Warrants resulting from the modification, which was measured as of the modification date using a Black-Scholes valuation model, was recognized as an equity issuance cost within additional paid-in capital in the condensed consolidated balance sheets. The Company accounted for the settlement of the Series L Warrants pursuant to the Letter Agreement as an induced exercise of equity-classified warrants. The incremental fair value of the additional consideration provided to the holders in connection with the settlement, including the incremental fair value attributable to the modified Series B Convertible Preferred Stock, was recognized as a deemed dividend within additional paid-in capital in the condensed consolidated balance sheets. See Note 13, Preferred Stock, for additional information.

March 2026 Private Placement

In March 2026, the Company entered into an additional Securities Purchase Agreement (the “March 2026 SPA”) with certain accredited investors for a private placement financing. Pursuant to the March 2026 SPA, the Company completed the first closing and issued 1,853 shares of Series C- 1 Convertible Preferred Stock. The Company collected gross proceeds of $1.9 million before deducting direct and incremental offering expenses payable by the Company.

Pursuant to the March 2026 SPA, the investors agreed to purchase 1,853 shares of each newly designated Series C-2 and Series C-3 Convertible Preferred Stock, under additional closings (the "Second Tranche" and "Third Tranche," respectively) for aggregate gross proceeds of $1.9 million per closing. The closings of the Second Tranche and Third Tranche are subject to certain closing conditions, including stockholder approval to issue shares of common stock in excess of 19.99% of the Company’s issued and outstanding shares of common stock and to effect a reverse stock split (“Stockholder Approval”). Solely with respect to the closing of the Third Tranche and any closings under the Additional Investment Right (defined below), the closing is further subject to the declaration of the effectiveness of a Registration Statement filed for the resale of the common stock underlying the applicable Convertible Preferred Stock.

Furthermore, under the March 2026 SPA, the investors have the right, but not the obligation, to purchase up to an aggregate of $39.2 million of Series C-4 Convertible Preferred Stock, in one or more closings (the "Additional Investment Right"). The Additional Investment Right is exercisable for a period of twelve months following the later of the Stockholder Approval Date and the date the related resale registration statement is first declared effective by the Securities and Exchange Commission, subject to a minimum gross proceeds threshold of $500,000 for each such additional closing.

The Company evaluated the Series C-1 Convertible Preferred Stock, the additional closing rights related to the Series C-2 and Series C-3 Convertible Preferred Stock, and the additional investment right related to the Series C-4 Convertible Preferred Stock. The Company determined that, except as described in Note 13, Preferred Stock, with respect to certain contingent payment provisions embedded in the Series C-1 Convertible Preferred Stock, these instruments do not require liability classification pursuant to ASC Topic 480 and do not contain net cash settlement provisions that would preclude equity classification under ASC Topic 815-40. Accordingly, these instruments were recorded to additional paid-in capital in the consolidated balance sheets. See Note 13, Preferred Stock, for additional information on the convertible preferred stock issued in connection with the March 2026 SPA.

In connection with the March 2026 Private Placement, the Company also entered into a registration rights agreement with the investors requiring the Company to register for resale the shares of common stock issuable upon conversion of the Series C-1, Series C-2 and Series C-3 Convertible Preferred Stock. Failure to timely comply with certain registration obligations may require the Company to make cash payments to the investors. As of March 31, 2026, the Company concluded that the estimated amount of potential payments under the registration rights agreement was de minimis, and accordingly, no liability was recorded related to the registration rights agreement.

Warrants

The following table presents the number of common stock warrants outstanding:

Warrants outstanding, December 31, 2025	1,418,943
Issued	—
Exercised	(225,564)
Expired	(56,784)
Warrants outstanding, March 31, 2026	1,136,595

As of  March 31, 2026 and December 31, 2025, all warrants outstanding are recorded in additional paid-in capital in the condensed consolidated balance sheets. The following table presents the number and type of common stock purchase warrants outstanding, their exercise price, and expiration dates as of March 31, 2026:

	Warrants
Warrant Type	Outstanding	Exercise Price	Expiration Date
August 2021 Pharos Banker Warrants	7	$ 28,405.00	8/16/2026
February 2022 Series B Warrants	2,061	$ 2,660.00	2/4/2029
July 2022 Series C Warrants	1,495	$ 2,660.00	7/22/2027
September 2024 Series J Warrants	188,363	$ 19.00	9/3/2029
September 2024 Representative Warrants	11,302	$ 29.45	8/29/2029
October 2024 Series K Warrants	562,945	$ 13.30	7/13/2030
October 2024 Placement Agent Warrants	16,888	$ 20.62	4/25/2030
Placement Agent Warrants May 2025	13,534	$ 10.31	6/6/2030
December 2025 Series M Warrants	340,000	$ 1.56	**
	1,136,595

**The  December 2025 Series M Warrants expire 5.5 years from the initial exercise date. The exercise date is defined as the date of stockholder approval. As of the date of this filing, such stockholder approval has not yet occurred.

As of March 31, 2026, the warrants issued by the Company had a weighted average exercise price of $19.42.

Placement Fees

In connection with offerings completed by the Company in 2022, (the "2022 Offerings"), the Company entered into an agreement with a placement agent that, subject to satisfaction of the requirements contained therein, called for a placement fee payable based on capital raised from certain investors for a definitive time following the expiration of the agreement. The accrued placement fee of approximat ely $1.4 million r elated to the 2022 Offerings is included in accrued expenses in the condensed consolidated balance sheets as of  March 31, 2026 and December 31, 2025. Additionally, the agreement called for the issuance of warrants with the following terms:

Number of shares	Exercise Price	Expiration
174	$5,937.50	5 years
163	$3,325.00	5 years

Note 13. Preferred Stock

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

Date of Conversion	Series X Shares Converted	Common Shares Issued
December 5, 2025	12,656	-

As of  March 31, 2026 and  December 31, 2025, the Company had no shares of Series X Convertible Preferred Stock outstanding.

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

The Series B Convertible Preferred Stock includes certain contingent payment provisions that should be bifurcated and accounted for as a derivative under ASC Topic 815. The estimated fair value of these embedded derivatives was deemed to be de minimis at issuance and at March 31, 2026.

Except as otherwise required by law, the Series B Convertible Preferred Stock do not have any voting rights.

On February 6, 2026, the Company entered into the Letter Agreement described in Note 12, Equity Offerings and agreed to reduce the conversion price of the Series B Convertible Preferred Stock to an alternative price of $1.78 per share. Pursuant to the Letter Agreement, the beneficial ownership limitation for the Series B Convertible Preferred Stock was increased from 4.99% to 9.99%, effective immediately, with the holders waiving any prior notice period requirements. The shares of common stock underlying the Series B Convertible Preferred Stock are subject to the same trading volume restriction provisions described in Note 12, Equity Offerings. In consideration for the reduction in conversion price and subsequent to the exercise of the Series L Warrants described, the holders agreed to convert their Series B Convertible Preferred Stock at the reduced conversion price such that the holders would collectively hold 9.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversions and warrant exercises.

The amendment to the Series B Convertible Preferred Stock pursuant to the Letter Agreement was accounted for as an extinguishment. Upon extinguishment, the Company derecognized the original Series B Convertible Preferred Stock at its carrying amount, and recognized the amended Series B Convertible Preferred Stock at fair value. The resulting difference of $1.4 million was recorded as an adjustment to additional paid-in capital and recognized as a deemed dividend.

Series B Convertible Preferred Stock were converted as follows:

Date of Conversion	Series B Shares Converted	Common Shares Issued
June 11, 2025	771	115,913
March 10, 2026	597	335,346

As of   March 31, 2026 and December 31, 2025, the Company had 1,632 and 2,229 shares of Series B Convertible Preferred Stock outstanding.

Series C-1 Convertible Preferred Stock

In February and March 2026, pursuant to the February 2026 Private Placement and the March 2026 Private Placement, the Company issued 1,617 shares and 1,853 shares, respectively, of its newly designated Series C-1 Convertible Preferred Stock. Each share of the Series C-1 Convertible Preferred Stock has a par value of $0.0001 and a stated value of $1,000.

Subject to certain limitations described below, the Series C-1 Convertible Preferred Stock is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $1.43 per share, subject to adjustment in certain circumstances as set forth in the Certificate of Designations. Following the date that the registration statement filed pursuant to the related registration rights agreement is first declared effective by the Securities and Exchange Commission (the “Effective Date”), the conversion price is reduced to the lower of (i) the conversion price in effect immediately prior to the Effective Date and (ii) 80% of the lower of (A) the official closing price of the Company’s common stock immediately prior to the applicable date of determination or (B) the five-day volume weighted average price of the Company’s common stock immediately prior to the applicable date of determination (the “Applicable Price”) on the Effective Date. Following the date stockholder approval is obtained under applicable exchange rules (the “Stockholder Approval Date”), the conversion price is further reduced to the lower of (i) the conversion price in effect immediately prior to the Stockholder Approval Date and (ii) 80% of the Applicable Price on the Stockholder Approval Date. In each case, the conversion price is subject to a floor price of $0.35, unless waived by the Company in its sole discretion. In the event of a stock dividend, reverse stock split, stock combination, reclassification or similar event affecting the Company’s common stock, the conversion price shall be adjusted based on the number of shares of common stock outstanding immediately before and after such event. The conversion of the Series C-1 Convertible Preferred Stock is also subject to stockholder approval and certain beneficial ownership limitations. Prior to the Stockholder Approval Date, the Series C-1 Convertible Preferred Stock may only be converted into shares of common stock up to the maximum amount permitted under applicable exchange rules.

Notwithstanding the foregoing, the holders of shares of Series C-1 Convertible Preferred Stock do not have the right to convert any portion of their Series C-1 Convertible Preferred Stock if the holder, together with its affiliates, would beneficially own a number of shares of common stock in excess of 4.99% of the shares of common stock then outstanding (the “Beneficial Ownership Limitation”). At the holder’s option, the holder may increase the Beneficial Ownership Limitation to 9.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

Holders of Series C-1 Convertible Preferred Stock are entitled to receive dividends when and as declared by the Board of Directors, in its sole discretion, on the stated value of such shares. In addition, upon certain rights offerings or other distributions to holders of common stock, the holders of Series C-1 Convertible Preferred Stock are entitled to participate on an as-if-converted-to-common-stock basis, in each case subject to the Beneficial Ownership Limitation and applicable issuance limitations.

Upon any liquidation, dissolution or winding-up of the Company, the holders of Series C-1 Convertible Preferred Stock are entitled to receive, prior and in preference to any distribution to holders of Junior Securities, an amount equal to the stated value of such shares, plus any accrued and unpaid dividends thereon, if any, and any other fees or liquidated damages then due and owing.

In the event of certain fundamental transactions, upon any subsequent conversion of the Series C-1 Convertible Preferred Stock, the holders will be entitled to receive, for each share of common stock that would otherwise have been issuable upon conversion immediately prior to such transaction, the same kind and amount of securities, cash or other property that would have been received by a holder of common stock, and the conversion price will be adjusted accordingly.

The Series C-1 Convertible Preferred Stock includes certain contingent payment provisions that should be bifurcated and accounted for as a derivative under ASC 815. The estimated fair value of these embedded derivatives was deemed to be de minimis at issuance and at March 31, 2026.

Except as otherwise required by law, and subject to certain protective provisions, the Series C-1 Convertible Preferred Stock do not have voting rights. As of March 31, 2026, the Company had 3,470 shares of Series C-1 Convertible Preferred Stock outstanding.

Series J Convertible Preferred Stock

On December 31, 2025, pursuant to the Exchange Agreement discussed in Note 9, Royalties Payable, the Company issued 9,490 shares of the Company’s newly designated Series J Convertible Preferred Stock, which has a par value of $0.0001 per share and a stated value of $1,000 per share.

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

As of  March 31, 2026, the Company had 9,490 shares of Series J Convertible Preferred Stock outstanding.

Note 14. Stock-Based Compensation

2018 Equity Incentive Plan

The 2018 Equity Incentive Plan (the "2018 Plan") was replaced by the 2023 Equity Incentive Plan (the "2023 Plan"), as described below. As of December 31, 2025, stock options outstanding under the 2018 Plan were eliminated following the reverse stock split at 1-for-19 that was effective August 15, 2025.

2020 Inducement Equity Incentive Plan

The Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) in March 2020 and terminated it in April 2024. On adoption, 3 shares were reserved for issuance. At termination, the remaining reserved shares were released back to the authorized pool. No shares are reserved for future issuance under the 2020 Plan as of  March 31, 2026 and December 31, 2025.

2023 Equity Incentive Plan

In July 2023, the Company’s stockholders approved the 2023 Plan as defined above, which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. Stock options granted under the 2023 Plan to employees and consultants generally will vest annually over a five-year period or as determined by the Board’s Compensation Committee (the "Committee"), while grants to non-employee directors vest as determined by the Committee. As of  March 31, 2026 and  December 31, 2025,  67,888 and  194,520 shares of common stock were reserved for issuance pursuant to future awards under the 2023 Plan. The number of shares available for issuance under the 2023 Plan also includes a quarterly increase commencing on September 1, 2023 by an amount equal to the lesser of (i) 10% of the number equal to the number of shares of common stock outstanding on the applicable adjustment date less the number of shares of common stock outstanding at the beginning of the fiscal quarter immediately preceding the adjustment date, but if such number is a negative number, then the increase will be zero; or (ii) such lesser number of shares as may be determined by the Board.

For the three months ended March 31, 2026. the Committee approved the grant of 200,000 stock options with service-based conditions. The stock options vest in equal installments over requisite service period of 3 years. No stock options with performance-based conditions and were granted during the three months ended March 31, 2026.

The options granted for the 2023 Plan for the  three months ended March 31, 2026 and 2025 were valued using the Black-Scholes model based on the following assumptions on the date of issue:

Options with Time-Based Vesting Conditions
	For the Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	4.11%	4.55%
Volatility	105.06%	97.40 - 98.20%
Expected dividend yield	0%	0%
Expected life (in years)	5.50	5.5 - 6.5

Options with Performance-Based Vesting Conditions

	For the Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	—	4.55%
Volatility	—	98.00 - 98.40%
Expected dividend yield	—	0%
Expected life (in years)	—	5.3 - 5.5

The following is a summary of stock option activity for the 2023 Plan options for the three months ended March 31, 2026:

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2025	123,678	$8.07	9.29	$—
Options exercised	—	—	—	—
Options granted	200,000	1.15	—	—
Cancelled/forfeited	(4,693)	8.56	—	—
Outstanding at March 31, 2026	318,985	$3.72	9.63	$—
Vested and expected to vest at March 31, 2026	318,985	$3.72	9.63	$—
Exercisable at March 31, 2026	28,175	$13.12	8.60	$—

The weighted-average grant-date fair value of the 2023 Plan options granted during the three months ended March 31, 2026 and 2025 was $0.93 and $8.25 per share, respectively.

Non-Plan Options Issued

On January 6, 2025, the Board approved and issued a total of 26,315 Non-Plan Options as an employee incentive to the Chief Financial Officer. The options vest monthly over 3 years with an exercise price of $10.07 and an expiration date of January 6, 2035.

The Non-Plan Options issued for the three months ended March 31, 2026 and 2025 were valued using the Black-Scholes model based on the following assumptions on the date of issue:

	For the Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	—	4.62%
Volatility	—	97.00%
Expected dividend yield	—	0%
Expected life (in years)	—	5.8

The following is a summary of stock option activity for the Non-Plan options for the three months ended March 31, 2026:

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2025	26,315	$10.07	9.02	$—
Options exercised	—	—	—	—
Options granted	—	—	—	—
Cancelled/forfeited	—	—	—	—
Outstanding at March 31, 2026	26,315	$10.07	8.78	$—
Vested and expected to vest at March 31, 2026	26,315	$10.07	8.78	$—
Exercisable at March 31, 2026	10,233	$10.07	8.78	$—

The weighted-average grant-date fair value of the Non-Plan options granted during the three months ended March 31, 2026 and 2025 was $0 and $7.92 per share, respectively.

Stock-based compensation expense is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the three months ended March 31, 2026 and 2025 was $64 thousand and $91 thousand, respectively.

Total unrecognized estimated stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized at  March 31, 2026 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period
Stock options (Non-Plan Options)	$123	1.9
Stock options (2023 Plan Options)	$600	2.4

Note 15. Asset Acquisitions

On January 24, 2025, the Company acquired 100% of the membership interests of Perikard, LLC, which was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology. The Company issued 14,473 shares of its common stock valued at $113 thousand as consideration and is obligated to make royalty payments equal to 10% of net sales of the pericardial access kit for five years following the closing date. The patent was determined to be IPR&D with no alternative future use, and accordingly, the Company recognized $119 thousand, consisting of $113 thousand of stock consideration and $6 thousand of direct transaction costs for the three months ended March 31, 2025. As of March 31, 2026, the Company has not recognized a liability for the contingent royalty payments because they are currently not probable or reasonably estimable.

On December 31, 2025, in connection with the second amendment of the Related Party Notes described in Note 8, Notes Payable, the Company transferred the Perikard membership interests for de minimis proceeds to Mr. Jenkins. The disposal primarily related to the previously acquired patent for pericardial access technology. Because the patent was fully expensed as IPR&D at the time of acquisition and Perikard held no other assets or liabilities, no impairment or other charges were recognized in connection with the disposal. See Note 8, Notes Payable, for additional information over the debt extinguishment.

On May 5, 2025, Cardionomix acquired certain assets from Cardionomic. The assets primarily related to Cardionomic’s CPNS System, which represents a novel technology for the late-stage treatment of acute decompensated heart failure.

The acquisition was accounted for as an asset acquisition consisting primarily of an IPR&D Asset (the CPNS System). The Company issued 52,631 shares of its restricted common stock valued at $0.3 million, and Cardionomix issued a promissory note recorded at a carrying amount of $1.3 million (the "Note Payable"), as consideration to Cardionomic. The common stock issued has not been registered under the Securities Act, such that the shares may not be transferred by the Seller absent an effective registration statement or an exemption from registration. Furthermore, the common stock could not be transferred for six months after the closing date, after which Cardionomic may only transfer the common stock to permitted transferees with the express written consent of the Company, which shall not be unreasonably withheld. The IPR&D Asset was determined to have no alternative future use, and accordingly, the Company expensed the costs of acquisition of $1.9 million, consisting of $0.3 million in stock consideration, $1.3 million of promissory note, and $0.3 million in direct transaction costs, as acquired research and development expenses in the consolidated statement of operations for the year ended December 31, 2025.

See Note 8, Notes Payable for additional information on the Note Payable.

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

For the three months ended March 31, 2026 and 2025, the Company recorded federal income tax benefit of $1.5 million and $0.7 million, respectively, and no state income tax provision or benefit. The federal income tax benefit primarily relates to an increase in net operation losses that are not subject to limitations under Section 382 of the Internal Revenue Code. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open income tax audits with any taxing authority as of March 31, 2026.

Note 17. Commitments and Contingencies

In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

Employment Litigation

In connection with the FLYTE acquisition, the Company assumed certain contingent liabilities, including an employment dispute with a former FLYTE employee alleging wrongful termination. The matter is currently proceeding through arbitration. While the Company disputes these allegations, the Company determined a loss was probable and reasonably estimable and recorded an estimated liability of $0.2 million under accrued expenses in the condensed consolidated balance sheets as of March 31, 2026. No amounts have been paid related to this matter as of March 31, 2026.

Promissory Note Settlement

Prior to the Company’s acquisition of Flyte, Flyte was involved in a legal proceeding regarding a defaulted unsecured subordinated promissory note originally executed in November 2023. In September 2025, judgment was entered against Flyte in favor of the noteholders. On March 9, 2026, Flyte entered into a settlement and judgment satisfaction agreement to resolve the matter and satisfy the judgment. Pursuant to the agreement, Flyte agreed to pay an aggregate settlement amount of $0.3 million in two installments of $150 thousand each, with the first installment due on March 9, 2026 and the second installment due on May 9, 2026. The Company paid $150 thousand during the three months ended March 31, 2026, and the remaining $150 thousand is included within accrued expenses on the condensed consolidated balance sheets as of March 31, 2026.

Note 18. Related Parties

Prior to the 2023 Merger between Old Catheter and Catheter, David A. Jenkins, the Company’s current Executive Chairman of the Board and Chief Executive Officer, and Old Catheter’s Chairman of the Board of Directors, and his affiliates held approximately $25.1 million of Old Catheter’s Convertible Promissory Notes, or the Notes, that were converted into 7,856.251 shares of Series X Convertible Preferred Stock in connection with the Merger (see Note 13, Preferred Stock). In consideration for forgiving the interest accrued but remaining unpaid under the Notes in an aggregate amount of approximately $13.9 million, Mr. Jenkins and his affiliates also received royalty rights equal to approximately 12% of the net sales, if any, of LockeT, commencing upon the first commercial sale and through December 31, 2035. The Company entered into an additional royalty agreement for the LockeT device with Auston Locke, who is the son of Robert Locke, VP of Product Development. Under this agreement, the Company will pay a 5% royalty rate on net sales up to $1 million in cumulative royalties. In  April 2025, a US patent was granted by the United States Patent and Trademark Office, after which the Company is obligated to pay an additional royalty of 2% of net sales only after the initial $1 million of 5% royalties has been paid, up to a maximum of $10 million in additional royalties.

On  December 31, 2025, pursuant to the Exchange Agreement, Mr. Jenkins and his affiliate converted their aforementioned royalty rights and accrued royalty amounts into an aggregate of 9,490 shares of the Company’s newly designated Series J Convertible Preferred Stock. As of  December 31, 2025, 9,490 shares of Series J Convertible Preferred Stock were held by these related parties. Refer to Note 2, Summary of Significant Accounting Policies, and Note 9, Royalties Payable, for additional information over the royalties payable due to these related parties. Refer to Note 13, Preferred Stock, for additional information over the Series J Convertible Preferred Stock.

In addition to the shares described above that were issued in connection with the Notes, Mr. Jenkins and his affiliates received 1,325.838 shares of Series X Convertible Preferred Stock in the Merger, and Mr. Jenkins’ adult children received 1,284.344 shares of Series X Convertible Preferred Stock in the Merger, all in exchange for their equity interests in Old Catheter in accordance with the Merger exchange ratio. As of December 31, 2025 and  March 31, 2026, all of  the Series X Preferred Stock held by these related parties had been converted into shares of common stock.

Mr. Jenkins’ daughter, the Company’s non-executive Chief Operating Officer, received options to purchase 757 shares of the Company’s common stock upon the closing of the Merger in exchange for her options to purchase shares of Old Catheter common stock, converted based on the exchange ratio in the Merger. Of the total options to purchase 757 shares of the Company’s common stock, 17 options have expired as of  March 31, 2026, and the remaining 740 options have an exercise price of $112.10 per share.

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

During the year ended December 31, 2024, the Company entered into various short-term promissory notes with various related parties (the “Related Party Notes”). These Related Party Notes had a maturity date of August 30, 2024 and interest rates of 8% per annum. On August 23, 2024, the Notes were amended to extend the maturity date to January 31, 2026 and increase the interest rate to 12% per annum effective August 31, 2024. On  December 31, 2025, the Notes were amended a second time to extend the maturity date of the notes payable to the Jenkins Family Charitable Institute to  January 31, 2028, and the notes payable to FatBoy Capital, L.P. and Mr. Jenkins to  January 31, 2029. In connection with the second amendment of the Notes, the Company transferred its Perikard membership interests to Mr. Jenkins for de minimis proceeds and issued an aggregate of 340,000 Series M Warrants to FatBoy Capital, L.P. and Mr. Jenkins with a fair value of $509 thousand. See Note 8, Notes Payable, Note 15, Asset Acquisitions, and Note 12, Equity Offerings, for additional information regarding the second amendment, the Perikard transfer, and the Series M Warrants.

On July 11, 2025, two short-term promissory notes with a face value of $150 thousand each were issued by KardioNav to the Company's Chief Executive Officer and Lifestim, Inc., a company controlled by the Company's Chief Executive Officer. The promissory notes have a maturity date of July 11, 2026, and interest rates of 4.2% per annum, payable upon maturity. See Note 8, Notes Payable for further information.

The related parties and the amounts owed to each related party as of  March 31, 2026 are summarized in the following table (in thousands):

Related Party	Issuance Date	Principal Amount	Premium	Interest Accrued
David Jenkins	5/30/2024	$500	$81	$15
FatBoy Capital, L.P.	6/25/2024	$150	$25	$5
FatBoy Capital, L.P.	7/1/2024	$250	$40	$7
FatBoy Capital, L.P.	7/18/2024	$100	$17	$3
Jenkins Family Charitable Institute	7/25/2024	$500	$80	$15
David Jenkins	7/11/2025	$150	$—	$5
Lifestim, Inc.	7/11/2025	$150	$—	$5

On September 3, 2024, the Jenkins Family Charitable Institute also invested approximately $500,000 in the Company’s public offering and received 13,947 shares of common stock; 12,368 pre funded warrants with an exercise price of $0.0019 and no expiration date; 26,316 Series H Warrants with an exercise price of $19.00 per share that expired on March 3, 2025; 26,316 Series I Warrants with an exercise price of $19.00 per share that expired on March 3, 2026; and 26,316 Series J Warrants with an exercise price of $19.00 per share that expire on September 3, 2029.

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

Following the Company's acquisition of FLYTE in February and March 2026, the Company leases aircrafts from SEG Jets. The aircraft leases are used in connection with FLYTE’s aviation operations. The aircraft leases commenced between March 9, 2026 and March 16, 2026, and have remaining lease terms ranging from 18 months to 24 months and require fixed monthly lease payments.

On March 26, 2026, David Jenkins and Philip Anderson, received options to purchase 40,000 shares of the Company's common stock, respectively. The options have an exercise price of $1.15 per share, fully vest on September 22, 2026 and expire in March 2036.

Note 19. Subsequent Events

Reverse Stock Split

On April 15, 2026, the shareholders of the Company approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split. The proposal allows but does not require the Board to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio of not less than 1-for-2 and not greater than 1-for-100. The Board has not yet effected this reverse stock split.

Issuance of Series D Convertible Preferred Stock

On April 20, 2026, in connection with the Company’s acquisition of FLYTE, the Company issued 5,250 and 5,778 shares of its newly designated Series D Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share to SEG Jets and Creatd, respectively.

Subject to certain limitations described below, the Series D Preferred Stock are convertible into shares of the Company's common stock at the option of a holder at an initial conversion price of $1.1038 per share, subject to adjustment in certain circumstances as set forth in the Certificate of Designations. Following the date on which the registration statement filed pursuant to the related registration rights agreement is first declared effective by the Securities and Exchange Commission (the "Effective Date”), the conversion price shall be reduced to equal the lower of (i) the conversion price in effect immediately prior to the Effective Date and (ii) the Applicable Price on the Effective Date. In each case, the conversion price if subject to a floor price of $0.35, unless waived by the Company in its sole discretion. In the event of a stock dividend, reverse stock split, stock combination, reclassification or similar event affecting the Company’s common stock, the conversion price shall be adjusted based on the number of shares of common stock outstanding immediately before and after such event. The conversion of the Series D Convertible Preferred Stock is subject to stockholder approval and certain beneficial ownership limitations. Prior to the Stockholder Approval Date, the Series D Convertible Preferred Stock may only be converted into shares of common stock up to the maximum amount permitted under applicable exchange rules.

Notwithstanding the foregoing, the holders of shares of Series D Convertible Preferred Stock do not have the right to convert any portion of their Series D Convertible Preferred Stock if the holder, together with its affiliates, would beneficially own a number of shares of common stock in excess of 4.99% of the shares of common stock then outstanding (the “Beneficial Ownership Limitation”). At the holder’s option, the holder may increase the Beneficial Ownership Limitation to 9.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

Holders of Series D Convertible Preferred Stock are entitled to receive dividends when and as declared by the Board of Directors, in its sole discretion, on the stated value of such shares. In addition, upon certain rights offerings or other distributions to holders of common stock, the holders of Series D Convertible Preferred Stock are entitled to participate on an as-if-converted-to-common-stock basis, in each case subject to the Beneficial Ownership Limitation and applicable issuance limitations.

Upon any liquidation, dissolution or winding-up of the Company, the holders of Series D Convertible Preferred Stock are entitled to receive, prior and in preference to any distribution to holders of Junior Securities, an amount equal to the stated value of such shares, plus any accrued and unpaid dividends thereon, if any, and any other fees or liquidated damages then due and owing.

In the event of certain fundamental transactions, upon any subsequent conversion of the Series D Convertible Preferred Stock, the holders will be entitled to receive, for each share of common stock that would otherwise have been issuable upon conversion immediately prior to such transaction, the same kind and amount of securities, cash or other property that would have been received by a holder of common stock, and the conversion price will be adjusted accordingly.

Except as otherwise required by law, and subject to certain protective provisions, the Series D Convertible Preferred Stock do not have voting rights.

Issuance of Series C-2 Convertible Preferred Stock

On April 21, 2026, pursuant to the Securities Purchase Agreements dated February 6, 2026 and March 9, 2026, the Company issued an aggregate of 3,470 shares of the Company’s newly designated Series C-2 Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share.

Subject to certain limitations described below, the Series C-2 Convertible Preferred Stock is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $0.883 per share, subject to adjustment in certain circumstances as set forth in the Certificate of Designations. Following the date that the registration statement filed pursuant to the related registration rights agreement is first declared effective by the Securities and Exchange Commission (the “Effective Date”), the conversion price is reduced to the lower of (i) the conversion price in effect immediately prior to the Effective Date and (ii) 80% of the Applicable Price on the Effective Date. In each case, the conversion price is subject to a floor price of $0.35, unless waived by the Company in its sole discretion. In the event of a stock dividend, reverse stock split, stock combination, reclassification or similar event affecting the Company’s common stock, the conversion price shall be adjusted based on the number of shares of common stock outstanding immediately before and after such event. The conversion of the Series C-2 Convertible Preferred Stock is subject to stockholder approval and certain beneficial ownership limitations. Prior to the Stockholder Approval Date, the Series C-2 Convertible Preferred Stock may only be converted into shares of common stock up to the maximum amount permitted under applicable exchange rules.

Notwithstanding the foregoing, the holders of shares of Series C-2 Convertible Preferred Stock do not have the right to convert any portion of their Series C-2 Convertible Preferred Stock if the holder, together with its affiliates, would beneficially own a number of shares of common stock in excess of 4.99% of the shares of common stock then outstanding (the “Beneficial Ownership Limitation”). At the holder’s option, the holder may increase the Beneficial Ownership Limitation to 9.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

Holders of Series C-2 Convertible Preferred Stock are entitled to receive dividends when and as declared by the Board of Directors, in its sole discretion, on the stated value of such shares. In addition, upon certain rights offerings or other distributions to holders of common stock, the holders of Series C-2 Convertible Preferred Stock are entitled to participate on an as-if-converted-to-common-stock basis, in each case subject to the Beneficial Ownership Limitation and applicable issuance limitations.

Upon any liquidation, dissolution or winding-up of the Company, the holders of Series C-2 Convertible Preferred Stock are entitled to receive, prior and in preference to any distribution to holders of Junior Securities, an amount equal to the stated value of such shares, plus any accrued and unpaid dividends thereon, if any, and any other fees or liquidated damages then due and owing.

In the event of certain fundamental transactions, upon any subsequent conversion of the Series C-2 Convertible Preferred Stock, the holders will be entitled to receive, for each share of common stock that would otherwise have been issuable upon conversion immediately prior to such transaction, the same kind and amount of securities, cash or other property that would have been received by a holder of common stock, and the conversion price will be adjusted accordingly.

Except as otherwise required by law, and subject to certain protective provisions, the Series C-2 Convertible Preferred Stock do not have voting rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. All statements, other than statements of historical facts, regarding management’s expectations, beliefs, goals, plans or Catheter Precision’s prospects should be considered forward-looking statements. Readers are cautioned that actual results may differ materially from projections or estimates due to a variety of important factors, and readers are directed to the Risk Factors identified in Catheter Precision’s filings with the SEC, including its most recent Annual Report on Form 10-K, copies of which are available free of charge at the SEC’s website at www.sec.gov or upon request from Catheter Precision. Catheter Precision may not actually achieve the goals or plans described in its forward-looking statements, and such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Investors should not place undue reliance on these statements. Catheter Precision assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. Actual outcomes or results may differ from anticipated results, sometimes materially. Factors that could cause actual results to differ include, but are not limited to: the ability of the combined company to achieve the identified synergies; the ability to integrate the FLYTE business into Catheter Precision and realize the anticipated strategic benefits of the transaction within the expected time-frames or at all; that such integration may be more difficult, time-consuming or costly than expected; that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers or suppliers) may be greater than expected following the closing of the transaction; the retention of certain key employees of FLYTE; the expected benefits and success of FLYTE’s business model; general economic conditions that are less favorable than expected; geopolitical developments and additional changes in international trade policies and relations, including tariffs; and the ability of our products and product candidates to compete effectively against current and future competitors.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as those described below. To the extent that any risk factor set forth below is inconsistent with or expands upon a risk factor set forth in the 10‑K, the risk factor described below supersedes the prior disclosure. These risks include, but are not limited to, that: if we pursue a strategic transaction, such as FLYTE acquisition, it may change the primary focus of our business, and our management team could be diverted from pursuing our present core business and from obtaining regulatory approval for our products in development; we will be unable to develop the assets acquired in by KardioNav and Cardionomix unless we are able to obtain additional financing in sufficient amounts to fund our current business, any future businesses we may enter into and to fund our products in development, which financing may not be available on acceptable terms or at all, and could require significant changes in our management and business focus, the results of anticipated trials may not turn out as we currently expect and future trials may not occur on the time tables we expect or may be more costly than anticipated, or may be abandoned due to lack of financing or changes in our business focus, we will be required to raise additional funds to finance our operations and continue as a going concern , and we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us or could require changes to governance or operations, and we may require additional funds sooner than our current expectations and we may be required to significantly dilute our existing stockholders in order to raise sufficient operating funds assuming that we are able to raise funds at all, which is uncertain; our stockholder equity is near the minimum level prescribed by the NYSE American and if we are unable to maintain minimum listing requirements, we are liable to be delisted from the NYSE American; our common stock may be subject to extreme market volatility and trading patterns and may experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, which could occur for a number of reasons including but not limited to analyst recommendations, changes in our industry or the overall markets, significant acquisitions or other strategic transactions by or involving us or our subsidiaries, among other reasons; our operating business has a history of losses, is expected to incur additional losses, and may never achieve profitability; our past performance may not be a reliable indicator of future performance, including but not limited to in the event of a strategic transaction; historical trends should not be used to anticipate results or trends in future periods; our ability to increase our at-the-market offering availability in the future is subject to obtaining necessary approvals, certifications, legal opinions and accounting comfort letters, and there is no guaranty that we can do so successfully; we have previously identified material weaknesses in our internal control over financial reporting and, if these or other material weaknesses occur again, they could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner; compliance with Sarbanes-Oxley Act Section 404 could have a material adverse impact on our business; we will not be able to reach profitability unless we are able to achieve our product expansion and growth goals or engage in a strategic transaction which realigns our business focus; our VIVO launch plans require significant investment in infrastructure and sales representatives; our research and development and commercialization efforts may depend on entering into agreements with corporate collaborators; we have entered into joint marketing agreements with respect to our products, and may enter into additional joint marketing agreements, that will reduce our revenues from product sales; royalty agreements with respect to LockeT, the surgical vessel closing pressure device, will reduce any future profits from this product; if we experience significant disruptions in our information technology systems, our business may be adversely affected; litigation and other legal proceedings may adversely affect our business; if we make acquisitions or divestitures, we could encounter difficulties that harm our business, and entering into a strategic transaction could materially alter our business model and focus; failure to attract and retain sufficient qualified personnel could also impede our growth; our revenues may depend on our customers’ receipt of adequate reimbursement from private insurers and government sponsored healthcare programs; we may be unable to compete successfully with companies in our highly competitive industry, many of whom have substantially greater resources than we do; our future operating results depend upon our ability to obtain components in sufficient quantities on commercially reasonable terms or according to schedules, prices, quality and volumes that are acceptable to us, and suppliers may fail to deliver components, or we may be unable to manage these components effectively or obtain these components on such terms; if hospitals, physicians and patients do not accept our current and future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant operating revenue, if any; a variety of risks associated with marketing our products internationally could materially adversely affect our business; the impact of the military conflicts in Ukraine and Israel, and the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have affected, and may continue to affect, our business and results of operations, including our supply chain; if the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates; we may be adversely affected by product liability claims, unfavorable court decisions or legal settlements; our ability to use our net operating loss carryforwards may be limited; we are subject to pervasive and continuing regulation by the FDA and other regulatory agencies; our products may be subject to additional recalls, revocations or suspensions after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business; changes in trade policies among the United States (“U.S.”) and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products; increased tariffs or the imposition of other barriers to international trade could have a material adverse effect on our revenues and operating results; product clearances and approvals can often be denied or significantly delayed, although we have obtained regulatory clearance for our VIVO and LockeT products in the U.S. and certain non-U.S. jurisdictions; our current business plans for our current operating business include expanding uses for our products, which if implemented would require additional clearances; even after clearance is obtained, our products remain subject to extensive regulatory scrutiny; reductions in staffing and funding at FDA and other federal agencies could cause delays in the development and approval of our products; our business may be adversely affected by changes and uncertainty in the health care industry including health care public‑policy developments; if we or our suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, or any applicable state equivalent, our operations could be interrupted, and our potential product sales and operating results could suffer; if any of our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions; healthcare reform initiatives and other administrative and legislative proposals may adversely affect our business, financial condition, results of operations and cash flows in our key markets; if we are unable to obtain and maintain patent protection for our products, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our existing products and any products we may develop, and our technology may be adversely affected; and any short-term sale may produce proceeds that are less than the market or stated value of such assets and less than the proceeds that could have been obtained if they were liquidated in the ordinary course. If we enter into a strategic transaction, such as a merger or acquisition, we may become subject to additional risks in addition to those described above, which risks would be identified and disclosed in conjunction with consummating any such transaction.  There is no guarantee that we will be able to identify and enter into any such strategic transaction.

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

References to “we”, “us”, “our”, "Catheter" and “the Company” refer to Catheter Precision, Inc.

Overview

Catheter Precision, Inc. was incorporated in California on September 4, 2002, and reincorporated in Delaware in July 2018. Catheter was initially formed to develop, commercialize, and market its advanced excimer laser-based platform for use in the treatment of vascular and dermatological immune-mediated inflammatory diseases. On January 9, 2023, we merged with the former Catheter Precision, Inc. ("Old Catheter”), a privately held Delaware corporation (the "Merger”), which became our wholly owned subsidiary. Historically, our activities primarily relate to Old Catheter’s historical business, which comprises the design, manufacture and sale of new and innovative medical technologies focused in the field of cardiac electrophysiology ("EP").

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

On June 20, 2025, we formed a new subsidiary, KardioNav, Inc. ("KardioNav"), to pursue the advancement, development, and commercialization of certain intellectual property assigned to KardioNav. We transferred certain intellectual property related to the View into Ventricular Onset System ("VIVO" or "VIVO System") to KardioNav, while Chelak iECG, Inc. ("Chelak"), an unrelated third party, transferred certain patents related to a medical device designed to interface with implanted cardiac devices to KardioNav. KardioNav intends to integrate the VIVO mapping intellectual property with Chelak's assigned patents to develop a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. Research and development activities in animals and humans have begun. We own 57% of the subsidiary's issued and outstanding common stock, while Chelak owns 33% of the subsidiary’s issued and outstanding common stock. Our Chief Executive Officer and Chairman of the Board of Directors and certain of his affiliates own the remaining 10% of the subsidiary’s issued and outstanding common stock. KardioNav obtained its own financing in 2025. The Company does not intend to provide additional financial support to KardioNav. See Note 2, Summary of Significant Accounting Policies in the audited consolidated financial statements included elsewhere in this Quarterly Report.

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

With respect to our historical business, our strategy is to become a leading medical device company in the field of cardiac electrophysiology developing and selling electrophysiology products to provide patients, hospitals, and physicians with novel technologies and solutions to improve the lives of patients with cardiac arrhythmias and reduce cost per procedure. We aim to establish VIVO as an integral tool used by cardiac electrophysiologists during ablation treatment of ventricular arrhythmias by reducing procedure time and patient complications and increasing procedural success.

Following the March 2026 acquisition of FLYTE, we now operate in two reporting segments: (i) cardiac electrophysiology and (ii) private aviation charter services.

Our business strategy is to become a leading medical device company in the field of cardiac electrophysiology, and we are dedicated to developing and delivering electrophysiology products to provide patients, hospitals, and physicians with novel technologies and solutions to improve the lives of patients with cardiac arrhythmias. We aim to establish VIVO as an integral tool used by cardiac electrophysiologists during ablation treatment of ventricular arrhythmias by reducing procedure time, patient complications and increasing procedural success.

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

In accordance with the fair value option, the convertible notes payable were recorded at fair value in the accompanying condensed consolidated balance sheets included elsewhere in this Quarterly Report. Changes in fair value of convertible notes payable along with interest expense are recorded under change in fair value of convertible notes payable in the accompanying condensed consolidated statements of operations included elsewhere in this Quarterly Report.

See Note 8, Notes Payable in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

The second amendment was accounted for as a debt extinguishment since the amended terms and conditions were substantially different from prior terms and conditions. We derecognized the net carrying amount of the original Related Party Notes and recorded the amended Related Party Notes at fair value. Since the fair value of the amended Related Party Notes of $1.7 million was greater than the principal balance of $1.5 million, we recognized a premium of $0.2 million as of December 31, 2025. The difference between the reacquisition price, which is the sum of the fair values of the amended Related Party Notes, Perikard membership interests, and Series M Warrants, and the net carrying amount of the original Related Party Notes of $0.6 million was recorded as loss on debt extinguishment consolidated statements of operations for the year ended December 31, 2025.

See Note 8, Notes Payable in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

The Company assessed the Series M Warrants and determined that they do not require liability classification pursuant to ASC Topic 480. Furthermore, the Series M Warrants do not have any net cash settlement provisions that would preclude equity classification under ASC Topic 815-40.

See Note 12, Equity Offerings in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on the provisions for the Series M Warrants.

Royalty Payable Exchange

On December 31, 2025, we entered into the Series J Exchange Agreement ("Royalty Right Exchange") with Mr. Jenkins and FatBoy to exchange future and accrued royalty rights of $2.7 million for an aggregate of 9,490 shares of the Company's newly designated Series J Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share. We derecognized $2.7 million of royalties payable due to related parties and recognized the fair value of the Series J Convertible Preferred Stock of $5.3 million in additional paid-in capital for the year ended December 31, 2025. The difference between the fair value of the Series J Convertible Preferred Stock and the fair value of the royalties payable due to related parties of $2.6 million was recorded as loss on debt extinguishment in the consolidated statement of operations for the year ended December 31, 2025.

See Note 13, Preferred Stock, in our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on the Series J Convertible Preferred Stock issued in connection with the Royalty Right Exchange.

One of the third-party Noteholders remained a party to the royalty agreement and associated payable as of March 31, 2026.

February 2026 Private Placement

On February 6, 2026, we entered into a Securities Purchase Agreement with certain accredited investors for a private placement financing and issued an aggregate of (i) 392,608 shares of our common stock, par value $0.0001 per share, at a per share purchase price of $1.43 and (ii) 1,617 shares of newly designated Series C-1 Convertible Preferred Stock par value $0.0001 per share, with a stated value of $1,000 per share for gross proceeds of $2.2 million. The investors agreed to purchase newly designated Series C-2 and Series C-3 Convertible Preferred Stock, par value $0.0001 per share, with stated values of $1,000 per share, under additional closings for aggregate gross proceeds of $1.6 million per closing. The additional closings are subject to certain closing conditions, including stockholder approval to issue shares of common stock in excess of 19.99% of our issued and outstanding shares of common stock and to effect a reverse stock split ("Stockholder Approval”) and, solely with respect to the closing of the Series C-3 Convertible Preferred Stock, declaration of the effectiveness of the Registration Statement filed for the resale of the common stock underlying the Series C-1, C-2, and C-3 Convertible Preferred Stock. The investors also have the right, but not the obligation, to purchase up to an aggregate of $39.2 million of Series C-4 Convertible Preferred Stock, par value $0.0001 per share, with stated value of $1,000 per share in one or more closings.

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

FLYTE Acquisition

In February 6, 2026, we entered into an Acquisition Purchase Agreement with SEG Jets LLC ("SEG Jets"), whereby we agreed to acquire 19.98% of the issued and outstanding shares of common stock of Fly Flyte, Inc. ("FLYTE") held by SEG Jets in exchange for 5,250 shares of our newly designated Series D Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share, for an aggregate stated value of $5.2 million, subject to customary closing conditions and stockholder approval. In March 9, 2026, we entered into a Securities Purchase Agreement with Creatd, whereby we acquired 80.02% of the remaining issued and outstanding shares of common stock of FLYTE and 100% of the membership interests of Ponderosa Air, LLC ("Ponderosa"), subject to closing conditions. As consideration for the acquired equity interests in FLYTE and Ponderosa, we agreed to pay $11.6 million as follows: (A) cash consideration $0.8 million due at closing, (B) $5.0 million in principal amount of a promissory note, and (C) 5,778 shares of Series D Convertible Preferred Stock for an aggregate stated value of $5.8 million. As a result of these transactions, we owned 100% of the issued and outstanding common stock of FLYTE common stock and 100% of the membership interests of Ponderosa as of March 9, 2026.

Additional information regarding the FLYTE acquisition is set forth in our Current Report on Form 8-K filed with the SEC on February 6, 2026 and March 9, 2026 and in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

FLYTE is a technology-powered, private air transportation company. Founded in August 2018, FLYTE’s mission is to make private air travel a passenger-first, more inclusive and accessible mode of transportation, made possible through properly applied technology, use of more conveniently located existing infrastructure and operational efficiencies. FLYTE provides two distinct air travel services: Flyte Hops operates short-haul charter routes using its own fleet of leased Cirrus Vision jets flown by pilots that are full-time employees of Flyte. Flyte manages marketing, customer booking, flight scheduling, pricing, collects payment, purchases jet fuel, files the flight plan, uses its own aircraft flown by its own pilots to fly the customers, maintains all necessary FAA certifications. Flyte Luxe matches passengers seeking airplanes larger than the Cirrus Vision or with longer range with appropriate 3rd party aircraft and crews, providing private aviation coordination and bespoke travel experiences. We believe FLYTE is positioned to compete with operators focused on the emerging urban air mobility (“UAM”), regional air mobility (“RAM”) and advanced air mobility (“AAM”) markets, each of which is likely to consist primarily of short-range electric-powered aircraft using short take-off and vertical take-off and landing technology.

The financial results of FLYTE are included in our unaudited condensed consolidated financial statements from March 10, 2026 through March 31, 2026. As a result, the consolidated results of operations for the three months ended March 31, 2026 reflect approximately twenty-two days of contribution from FLYTE, and the comparative results for the three months ended March 31, 2025 do not include any results of FLYTE. Investors are cautioned that period-over-period comparisons of our consolidated results of operations are not directly comparable as a result of the Acquisition.

Issuance of Series D Convertible Preferred Stock

On April 20, 2026, in connection with the Company’s acquisition of FLYTE, we issued 5,250 and 5,778 shares of our newly designated Series D Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share to SEG Jets and Creatd, respectively.

Subject to certain limitations described below, the Series D Preferred Stock are convertible into shares of our common stock at the option of a holder at an initial conversion price of $1.1038 per share, subject to adjustment in certain circumstances as set forth in the Certificate of Designations. Following the date on which the registration statement filed pursuant to the related registration rights agreement is first declared effective by the Securities and Exchange Commission (the "Effective Date”), the conversion price shall be reduced to equal the lower of (i) the conversion price in effect immediately prior to the Effective Date and (ii) the Applicable Price on the Effective Date. In each case, the conversion price if subject to a floor price of $0.35, unless waived by us in our sole discretion. In the event of a stock dividend, reverse stock split, stock combination, reclassification or similar event affecting our common stock, the conversion price shall be adjusted based on the number of shares of common stock outstanding immediately before and after such event. The conversion of the Series D Convertible Preferred Stock is also subject to stockholder approval and certain beneficial ownership limitations. Prior to the Stockholder Approval Date, the Series D Convertible Preferred Stock may only be converted into shares of common stock up to the maximum amount permitted under applicable exchange rules.

See Note 19, Subsequent Events in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on the Series D Convertible Preferred Stock issued in connection with the FLYTE acquisition.

Issuance of Series C-2 Convertible Preferred Stock

On April 21, 2026, pursuant to the Securities Purchase Agreement dated February 6, 2026 and March 9, 2026, we issued an aggregate of 3,470 shares of our newly designated Series C-2 Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share.

Subject to certain limitations described below, the Series C-2 Convertible Preferred Stock is convertible into shares of our common stock at the option of the holder at an initial conversion price of $0.883 per share, subject to adjustment in certain circumstances as set forth in the Certificate of Designations. Following the date that the registration statement filed pursuant to the related registration rights agreement is first declared effective by the Securities and Exchange Commission (the “Effective Date”), the conversion price is reduced to the lower of (i) the conversion price in effect immediately prior to the Effective Date and (ii) 80% of the Applicable Price on the Effective Date. In each case, the conversion price is subject to a floor price of $0.35, unless waived by us in our sole discretion. In the event of a stock dividend, reverse stock split, stock combination, reclassification or similar event affecting our common stock, the conversion price shall be adjusted based on the number of shares of common stock outstanding immediately before and after such event. The conversion of the Series C-2 Convertible Preferred Stock is subject to stockholder approval and certain beneficial ownership limitations. Prior to the Stockholder Approval Date, the Series C-2 Convertible Preferred Stock may only be converted into shares of common stock up to the maximum amount permitted under applicable exchange rules.

See Note 19, Subsequent Events in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on the Series C-2 Convertible Preferred Stock issued in connection with the February and March Private Placements.

Trends and Uncertainties Relating to FLYTE

Unpredictable changes in economic conditions, including the effects of inflation, elevated interest rates, slowing or contracting gross domestic product, geopolitical instability, changes in international trade policy (including the imposition or escalation of tariffs), increased governmental intervention, and other macroeconomic factors, may adversely affect our general business strategy. Persistent or renewed inflationary pressure generally affects us by increasing our cost of labor, our cost of materials and components used in the manufacture of our products, and, with respect to FLYTE, our cost of aviation fuel and our cost of access to third-party aircraft operator capacity. Declining general economic, business or industry conditions, inflation, or a recession may have a material adverse effect on our future results of operations, liquidity and financial condition. We have also observed a continuing trend of higher third-party aircraft operator costs in the private aviation market, which could impact FLYTE’s short-term and long-term margins and profitability.

FLYTE continues to rely on third-party aircraft operators to generate substantially all of the revenue of its charter brokerage business. As a result, we face the risk that any of these third-party aircraft operators may not fulfill their contracts and deliver their services on a timely basis, or at all. The ability of any third-party aircraft operator to effectively satisfy our requirements could also be impacted by the operator’s financial difficulty or damage to its operations caused by fire, terrorist attack, natural disaster, public health emergency, or other events. In addition, due to aircraft supply constraints that have persisted across the private aviation industry, we may be required to pay more for capacity with our third-party aircraft operators to service customer flights. The failure of any third-party aircraft operator to perform to our expectations could result in delayed or cancelled flights or service credits, and could harm portions of our business.

In addition, our results of operations for periods following the FLYTE acquisition will reflect, among other things, the amortization of acquired intangible assets, the depreciation of acquired property and equipment at stepped-up fair values, the valuation of the preferred stock issued as part of the consideration for the FLYTE acquisition, and integration-related costs. These items did not affect our results of operations in periods preceding the FLYTE acquisition, and as a result, period-over-period comparisons of our results of operations may not be directly comparable.

See “Results of Operations” and “Liquidity and Capital Resources” below.

Supply Chain and Pilot Availability Relating to FLYTE

The execution of FLYTE’s business strategy is dependent on, among other things, the availability of aviation fuel at acceptable prices and our ability to hire and retain qualified pilots to support our air-taxi service and to support the third-party aircraft operators that fly under our charter brokerage arrangements. The supply of qualified pilots to the airline and private aviation industries has remained constrained, and demand for pilots may continue to outpace supply for the foreseeable future. Continued periods of significant disruption in the supply of aviation fuel, sustained increases in fuel prices, or difficulty in attracting and retaining qualified pilots could have a significant negative impact on our operating results, liquidity and financial condition.

Environmental Relating to FLYTE

FLYTE is subject to increasingly rigorous federal, state, local and foreign laws and regulations relating to the protection of the environment and noise, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. FLYTE may be subject to new laws and regulations that may have a material adverse effect on its operations. In addition, U.S. airport authorities continue to explore ways to limit de-icing fluid discharges. Any such existing, future, new or potential laws and regulations, including any future regulation of greenhouse gas emissions from aviation activities, could have a material adverse impact on our business, results of operations and financial condition.

Components of our Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenues

Our current activities primarily relate to the design, manufacture and sale of new and innovative medical technologies in the field of cardiac electrophysiology and private aviation charter services. Our two primary products under the cardiac electrophysiology segment are (i) the VIVO System and (ii) the LockeT device.

The VIVO System provides 3D cardiac mapping to aid with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. Customers also have the option to purchase software upgrades in advance at contract inception. We invoice the customer for VIVO System and related software upgrade services after physical possession and control of VIVO System has been transferred. Subsequent renewals for software upgrade services are invoiced at inception of the renewed term. The timing of payment for the corresponding invoices depends on the credit terms identified in each contract. We recognize revenues for VIVO System at the point in time that the product is delivered to the customer. We recognize revenues for software upgrade services evenly over time over the term of the contract. We did not recognize any revenues for software upgrade services for the three months ended March 31, 2026 and 2025.

LockeT is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure. We recognize sales of LockeT at the point in time that the product is delivered to the customer.

We generate service revenue through two primary private aviation charter services, (i) Hops and (ii) Luxe.

Hops refers to short-haul private flights operated directly by us under its Part 135 certificate. These flights are conducted on aircraft managed by us and typically service high-demand regional routes throughout the New York Metro Area, Long Island, New England and the Eastern seaboard, to any destination within 400 nautical miles of the Company’s base in Farmingdale, New York. For Hops arrangements, we act as the principal because we control the specified flight service before it is transferred to the customer, are primarily responsible for operating and fulfilling the flight, and have discretion in establishing pricing. Accordingly, Hops revenue is presented on a gross basis. We recognize revenue upon completion of each flight and includes base charter rates, repositioning fees, and ancillary charges. Customer payments received in advance are recorded as deferred revenue until the related flight is completed.

Luxe is the operated under our brokerage division, offering clients access to on-demand charters through a vetted network of third-party operators. We recognize revenue when control of the promised service is transferred to our customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We utilized registered independent third-party aircraft operators in the performance of all of our flights in 2025. We evaluate whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. Based on this evaluation, it was determined that we act as the agent within Luxe revenue arrangements, because the third-party aircraft operator is primarily responsible for operating and fulfilling the flight, and we do not control the underlying flight service before it is provided to the customer. Accordingly, Luxe revenue is presented on a net basis, representing the net amount retained by us after amounts payable to the third-party aircraft operator. The nature of the flight services we provide to customers is similar regardless of which third-party aircraft operators is involved. We direct third-party aircraft operators to provide an aircraft to a customer. Based on evaluation of the control model, it was determined that we act as the principal rather than the agent within all revenue arrangements, as we have the authority to direct the key components of the service on behalf of the customer regardless of which third-party is used.

Service revenue is earned and recognized as revenue at the point in time in which the service is provided. We generally does not issue refunds for flights unless there is a failure to meet its service obligations. For roundtrip flights, revenue is recognized upon arrival at the destination for each flight.

We are a business that has operations within and outside of the United States. During the three months ended March 31, 2026 and 2025, approximately 62% and 6% of our product sales were derived from customers outside of the United States, respectively. During the three months ended March 31, 2026, 100% of our service revenue was derived from customers inside of the United States.

Cost of revenues

Cost of product revenues consists primarily of component costs, labor costs, and manufacturing overhead incurred to produce our products and support production. Cost of service revenues consists of primarily labor costs, fuel costs and landing fees related to our Hops aviation charter services.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table sets forth the results of the Company's operations for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2026	2025	Change
Revenues:
Product revenue	$248	$143	$105
Service revenue, net	184	—	184
Total revenues	432	143	289

Cost of revenues:
Cost of product revenue	31	11	20
Cost of service revenue	11	—	11
Total cost of revenues	42	11	31

Selling, general and administrative expenses	2,559	3,485	(926)
Research and development expenses	149	103	46
Change in fair value of minority equity interest	2,302	—	2,302
Change in fair value of deferred consideration	(2,877)	—	(2,877)
Acquired in-process research and development expenses	—	119	(119)
Change in fair value of royalties payable due to related parties	—	(1,163)	1,163
Other income (expense), net (1)	(122)	(31)	(91)
Income tax benefit	(175)	(724)	549

(1)          Constitutes the operating activities within other income (expense), net in the condensed consolidated statements of operations, except for the change in fair value of royalties payable due to related parties that is presented separately in the table above.

Revenues

The increase in product revenue of approximately $105 thousand for the three months ended March 31, 2026 as compared to the corresponding period in the prior year was due to an increase of $46 thousand and $59 in LockeT and VIVO System sales, respectively. The increase in LockeT sales is primarily the result of our sales team's efforts to effectively prove the procedural efficiency, cost-effectiveness and improved patient experience resulting from the use of LockeT compared with incumbent or competing closure devices to prospective new hospital customers. Accordingly, we have entered into long-term contracts with a number of those hospitals, which has resulted in receiving initial and repeat orders as the LockeT devices are used and consumed in clinical procedures. The increase in VIVO System sales was primarily due to growth in international patch sales resulting from expanded European sales efforts

The increase in service revenue of approximately $184 thousand for the three months ended March 31, 2026 as compared to the corresponding period in the prior year was due to the acquisition of FLYTE during the period, which contributed to additional revenue stream from the private aviation charter services.

Cost of revenues

The increase in cost of revenues of approximately $31 thousand for the three months ended March 31, 2026 as compared to the corresponding period in the prior year was primarily due to an increase in LockeT and VIVO System sales, which resulted in higher related cost of revenues of approximately $20 thousand and cost of revenues associated with the increase in private charter aviation services revenue of $11 thousand.

Selling, general and administrative expenses

The decrease in selling, general and administrative expenses of approximately $0.9 million for the three months ended March 31, 2026 as compared to the corresponding period in the prior year was due to a decrease in salaries and benefits of $0.5 million, a decrease in investor relations and SEC fees of $0.2 million as well as a decrease in depreciation and amortization of $0.1 million, respectively. The decrease in salaries and benefits was primarily due to a reduction in overall headcount and a restructuring of sales compensation. The decrease in investor relations and SEC fees was driven by non-recurring expenses from the prior year period related to a shareholder meeting, consulting and advisory services, and stock-based compensation. Finally, the decrease in professional fees was primarily attributable to lower legal expenses following a transition to new corporate counsel in the fall of 2025.

Research and development expenses

The increase in research and development expenses of approximately $0.1 thousand for the three months ended March 31, 2026, as compared to the corresponding period in the prior year, was primarily due to an increase in professional fees of $0.1 million that relates to third-party consulting for VIVO software upgrades and the development of a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue.

Acquired in-process research and development expenses

We did not incur any acquired in-process research and development expenses during the three months ended March 31, 2026. The decrease in acquired in-process research and development expenses of approximately $0.1 million for the three months ended March 31, 2026 as compared the corresponding period in the prior year primarily relates the asset acquisitions completed in on January 24, 2025. We acquired 100% of the membership interests of Perikard, LLC for $119 thousand, which was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology. The patent was determined to be IPR&D with no alternative future use, and accordingly, we recognized $119 thousand, consisting of $113 thousand of stock consideration and $6 thousand of direct transaction costs, as acquired in-process research and development in the condensed consolidated statements of operations for the three months ended March 31, 2025.

Change in fair value of equity investment

This represents the change in fair value of our initial minority equity interest of 19.98% in FLYTE from $5.2 million as of February 6, 2026 to $2.9 million as of March 9, 2026, the date we acquired a controlling equity interest in FLYTE. The fair value of the investment was determined based on the implied transaction value of FLYTE, which was derived from the purchase price paid to acquire the remaining 80.02% interest in FLYTE.

Change in fair value of deferred consideration

We remeasured the deferred consideration payable incurred for our controlling equity interest in FLYTE as of March 31, 2026, and recorded a gain of $2.9 million for the change in fair value of deferred consideration.

Change in fair value of royalties payable due to related parties

At each reporting period, the fair value of the royalties payable due to related parties is calculated using the discounted cash flow method. During the  three months ended March 31, 2026, we did not record a change in fair value of royalties payable due to related parties as there is no there was no triggering event. As a result, the change in fair value of royalties payable due to related parties decreased approximately by $1.2 million for the  three months ended March 31, 2026 as compared to the corresponding period in the prior year.

Other income (expense), net

The increase in other income (expense), net of $0.1 million for the three months ended March 31, 2026 as compared to the corresponding periods in the prior year, primarily relates to an increase in interest expense incurred in connection with the note payable issued by Cardionomix on May 5, 2025, the short-term note payables issued by KardioNav on July 11, 2025, and the assumed notes in relation to the FLYTE Acquisition. We did not incur interest expense on these related party notes or the assumed notes for the three months ended March 31, 2025.

Income tax benefit

The decrease in income tax benefit of approximately $0.5 thousand for the three months ended March 31, 2026, as compared to the corresponding periods in the prior year primarily relates to changes in the estimated amount of net operating losses that are not subject to limitations under Section 382 of the Internal Revenue Code.

Liquidity and capital resources

As of March 31, 2026, we had cash and cash equivalents of $0.4 million and an accumulated deficit of $311.2 million. For the three months ended March 31, 2026, net cash used in operating activities was $2.8 million. We have incurred recurring net losses from operations and negative cash flows from operating activities since inception.

In February and March 2026, we raised gross proceeds of $3.5 in connection with the February 2026 and March 2026 Private Placements, respectively. We also raised gross proceeds of $0.4 million through the induced exercise of certain existing warrants and conversion of the Series B Convertible Preferred Stock. In addition, as a result of the FLYTE Acquisition, we paid $0.8 million in cash at closing to Creatd and issued a promissory note with a principal amount of $5.0 million and an interest rate of 0% per annum to Creatd.

In April 2026, we raised gross proceeds of $3.5 million in connection with the February 2026 and March 2026 under the Second Tranche.

We expect operating losses and negative cash flows to continue for the foreseeable future unless our sales and gross profit increase sufficiently to cover our operating expenses. We expect our current operating expenses to remain relatively fixed for the near term, absent entering into a transformative strategic transaction. We believe that our current cash on hand of $1.1 million as of  May 8, 2026 will not be sufficient to fund our current operations. Further, we have outstanding short-term notes that will become due and payable within the next twelve months, including the March Bridge Note which come due in May 2026, the notes payable of variable interest entities due to related parties that will be due in July 2026, and Assumed Notes acquired in the Flyte Acquisition that are past due.

We estimate that we will require additional capital over the next twelve months to:

●	Support the operations and growth of our private aviation segment, including aircraft lease payments, maintenance, and working capital needs;
●	Fund ongoing operations of our cardiac electrophysiology segment efforts for our VIVO and LockeT products while it remains part of our business;
●	Meet debt service obligations; and
●	Address general corporate purposes and working capital requirements.

As of March 31, 2026, we have debt obligations due within the next twelve months. If we are unable to refinance or extend these obligations prior to maturity, we will be required to repay them from cash on hand or from proceeds of additional financing, which may not be available on acceptable terms or at all.

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

Management plans to address our liquidity needs include actively pursuing multiple strategies to obtain the capital necessary to continue operations, including equity financing, debt financing, and strategic transactions. We have engaged a financial advisor to assist in evaluating these alternatives. However, there can be no assurance that any strategic transaction will be successfully completed, and any such transaction may not occur on terms favorable to us or our stockholders.

As a result of these factors, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the condensed consolidated financial statements for the quarter ended March 31, 2026 are issued. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern and the outcome of this uncertainty.

Cash Flows for the Three Months Ended March 31, 2026 and 2025 (in thousands)

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(2,796)	$(2,338)
Investing activities	(1,319)	(10)
Financing activities	4,468	(75)
Net change in cash and cash equivalents	$353	$(2,423)

Net cash used in operating activities

During the three months ended March 31, 2026, net cash used in operating activities of $2.8 million primarily related to the net loss of $1.7 million and a decrease in operating assets and liabilities of $1.0 million. This was partially offset by non-cash adjustments related to depreciation and amortization of $0.4 million.

During the three months ended March 31, 2025, net cash used in operating activities of $2.3 million primarily related to the net loss of $4.0 million and non-cash adjustments related to deferred income tax benefits of $0.7 million. This was partially offset by an increase in operating assets and liabilities of $0.5 million and non-cash adjustments related to depreciation and amortization of $0.5 million and change in fair value of royalties payable due to related parties of $1.2 million.

Net cash used in investing activities

During the three months ended March 31, 2026, net cash used in investing activities of $1.3 million primarily related to the FLYTE Acquisition of $1.2 million.

During the three months ended March 31, 2025, net cash used in investing activities of $10 thousand consisted of purchases of property and equipment.

Net cash provided by financing activities

During the three months ended March 31, 2026, net cash provided by financing activities of $4.5 million consisted of net proceeds from issuance of common stock and other equity-classified contracts of $3.7 million, proceeds from the exercise of warrants issuance of $0.4 million, and proceeds from  notes payable of $0.8 million, partially offset by $0.5 million in payments on notes payable.

During the three months ended March 31, 2025, net cash provided by financing activities of $0.1 million primarily consisted of payments on notes payable.

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

The Company’s Critical Accounting Estimates

The information set forth below relates to our critical accounting policies and estimates. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. Our estimates are based on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used. However, we do not believe that actual results will deviate materially from our estimates related to our accounting policies described below but because application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, actual results could differ materially from these estimates. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.

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

Accounting for impairment of long-lived assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value of the long-lived assets may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the assets carrying value over its fair value is recorded in our condensed consolidated statements of operations at that date.

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

The fair value measurement of royalties payable due to related parties includes significant unobservable inputs that are not supported by any market data. Royalties payable due to related parties equal the present value of estimated future royalty payments. We apply an internally developed, revenue adjusted discount rate (“RADR”) to discount back the forecasted royalty payments. The RADR is based on the Company’s weighted average cost of capital (“WACC”) adjusted for the product revenue’s risk profile. The risk-free rate used to determine the cost of equity for the RADR is adjusted to be commensurate with the term of the royalty agreements. Furthermore, the Beta and Risk Premium used to determine the cost of equity are also adjusted to reflect the product revenue's volatility. All other inputs for the RADR and our WACC are the same. The RADR was 19.5% as of March 31, 2026 and December 31, 2025.

Convertible notes payable

We elected to measure the Convertible Notes Payable using the fair value option under ASC Topic 825. The fair value of the Convertible Notes Payable is remeasured at each reporting date using a probability weighted expected return model ("PWER model”). The PWER model values the convertible notes payable based on the discounted cash flows of three potential settlement outcomes: (i) the convertible notes payable will be converted into and settled in shares of common stock, (ii) the convertible notes payable’s principal and accrued interest will be paid in cash, and (iii) a dissolution scenario wherein the investor receives a partial payment based on a recovery rate. The conversion outcome incorporates a Monte Carlo simulation to estimate our common stock price at the expected conversion date and the number of shares issuable based on the variable conversion price. Aside from the probability of the three potential settlement outcomes, the fair value measurement incorporates several significant unobservable inputs, including the recovery rate, implied equity volatility, expected term assumptions, simulated conversion price, and credit-risk adjusted discount rate.

Goodwill and Other Intangible Assets

We use the acquisition method of accounting, in accordance with ASC Topic 805, “Business Combinations” ("ASC Topic 805") to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, revenue growth rates and earnings before interest, taxes, depreciation and amortization, margins, discount rates, customer attrition rates, royalty rates, asset lives and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Any fair value adjustments to the assets and liabilities are recognized and the results of operations of the acquired business are included in our condensed consolidated financial statements from the effective date of the acquisition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman of the Board and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2026. Our objective in designing our disclosure controls and procedures is that they provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, management has concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Our independent registered public account firm, WithumSmith+Brown, PC ("Withum"), is not required to and has not issued an attestation report as of March 31, 2026, because we are not an "accelerated filer" or a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026 and as noted elsewhere in this Form 10-Q, the Company completed the acquisition of FLYTE.  The Company has elected to exclude FLYTE from management's assessment of internal control over financial reporting for the period from the acquisition date through March 31, 2026, and intends to integrate FLYTE into the Company's internal control over financial reporting during the year following the acquisition.

Except for the matters set forth above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation that arises through the normal course of business.  As of the date of this filing and except as set forth below, we are neither a party to any litigation nor are we aware of any such threatened or pending litigation which we believe might result in a material adverse effect to our business.

In connection with the FLYTE acquisition, the Company assumed certain contingent liabilities, including an employment dispute with a former FLYTE employee alleging wrongful termination. The matter is currently proceeding through arbitration.

ITEM 1A. RISK FACTORS

Summary Risk Factors

Our business, financial condition and results of operations are subject to numerous risks and uncertainties, including those relating to the acquired business of our wholly-owned subsidiary, Fly Flyte, Inc. (“FLYTE”) and our recent equity financings. The following is a summary of the principal risks relating to the aviation industry and the FLYTE business that you should consider, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed with the SEC on March 31, 2026. This summary is qualified in its entirety by the more detailed discussion of these and other risks set forth in the remainder of this “Risk Factors” section and elsewhere in this Form 10-Q. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Risks relating to the aviation business of FLYTE

●

Demand for private aviation services is sensitive to general economic conditions, including recession, persistent inflation and elevated interest rates, and a decrease in demand could have a material adverse effect on FLYTE’s business.

●	The private aviation industry is highly competitive, and many of FLYTE’s competitors have substantially greater resources and broader operations than FLYTE.

●	FLYTE relies on a wide range of third-party service providers, and disruptions affecting such providers could adversely affect FLYTE’s operations.

●

FLYTE’s ability to operate depends on its ability to attract and retain qualified personnel, including pilots, in a constrained labor market, and labor cost increases, work stoppages or unionization could adversely affect FLYTE’s business.

●	Significant or sustained increases in aviation fuel prices, and the limited availability of sustainable aviation fuel at acceptable prices, could materially increase FLYTE’s operating costs.

●	FLYTE’s insurance may not be adequate to cover all liabilities that we may incur, and insurance coverage for the aviation industry may become more difficult or expensive to obtain.

●

FLYTE is exposed to factors beyond its control, including air traffic congestion, weather, natural disasters, climate change, public health emergencies, terrorist activities and geopolitical instability, any of which could disrupt FLYTE’s operations and harm our business.

●

The market for short-range flights, including the urban, regional and advanced air mobility markets, is in early stages of development, and may not develop as anticipated or on a timeline favorable to FLYTE’s business model.

●

The safe operation of aircraft is critical to FLYTE’s business, and any accident or incident involving FLYTE or other private aviation operators, or any damage to FLYTE’s reputation or brand, could materially adversely affect demand for FLYTE’s services.

●	FLYTE’s customer base is concentrated in certain geographic regions of the United States, making us vulnerable to adverse developments in those regions.

Risks relating to FLYTE’s reliance on third-party aircraft operators

●

FLYTE relies on third-party aircraft operators for substantially all flights other than those operated under its Flewber Hops air-taxi service, and any failure of such operators to perform, or any disruption affecting such operators, could materially adversely affect FLYTE’s operations.

●

Trends of higher third-party aircraft operator costs, capacity constraints, indemnification obligations to such operators, and potential gaps in insurance coverage relating to third-party operations each expose us to operational and financial risk.

Risks relating to FLYTE’s intellectual property and technology

●

If FLYTE is unable to adequately protect its intellectual property and its proprietary technology, or if FLYTE is found to infringe the intellectual property rights of others, our business could be materially adversely affected.

●

Failures, interruptions or security breaches affecting FLYTE’s technology infrastructure or the third-party platforms on which FLYTE relies (including cloud hosting providers and mobile application marketplaces) could harm FLYTE’s operations, reputation and customer relationships.

●

FLYTE’s collection and use of personal information subjects FLYTE to evolving privacy and data protection laws, including the CCPA and the GDPR, the noncompliance with which could result in significant fines, penalties and reputational harm.

Legal and regulatory risks relating to FLYTE’s business

●

FLYTE is subject to significant governmental regulation by the U.S. Department of Transportation, the Federal Aviation Administration, the Transportation Security Administration and other federal, state and local agencies, and changes in laws or regulations, or new interpretations thereof, could have a material adverse effect on FLYTE’s business.

●	Any suspension, revocation, modification or non-renewal of permits, approvals, authorizations or licenses required for FLYTE’s operations could have a material adverse effect on our business.

●

FLYTE is subject to environmental, noise and emissions laws and regulations — and to evolving climate-related restrictions on aviation activity — the cost of compliance with which, or the expansion of which to FLYTE’s operations, could materially adversely affect our business.

●

FAA or manufacturer operating restrictions, airworthiness directives or similar requirements affecting FLYTE’s owned Cirrus SF50 Vision Jet, or any aircraft type on which FLYTE’s third-party aircraft operators rely, could materially disrupt FLYTE’s operations.

●	From time to time, FLYTE may become involved in litigation or regulatory proceedings, the outcome of which is inherently uncertain and which could have a material adverse effect on our business.

Risks relating to dilution from our convertible preferred stock

●	Conversion of our outstanding Series B, Series C-1, Series C-2, Series D and Series J Convertible Preferred Stock could result in substantial dilution to our existing common stockholders.

●

The issuance and conversion of additional Series C-3 and Series C-4 Convertible Preferred Stock under our existing Securities Purchase Agreements could result in extraordinary additional dilution to our existing common stockholders.

●

The conversion price of each of our Series C-1, Series C-2, Series C-3, Series C-4 and Series D Convertible Preferred Stock is subject to a floor that we may waive in our sole discretion, and any such waiver would substantially increase the resulting dilution.

●	The existence of these contingent issuance and conversion rights may itself adversely affect the trading price of our common stock.

Risks Related to the Aviation Business of FLYTE

FLYTE is exposed to the risk of a decrease in demand for private aviation services.

Fly Flyte, Inc. (“FLYTE”) historically has generally provided private aviation services to individuals and individual entities on a per-trip basis, without use of a membership-only program business model. A decrease in demand for private aviation services could materially and adversely impact FLYTE’s operations and revenues. We believe that demand for private aviation services is sensitive to general economic conditions and to customers’ perceptions of the strength of the economy, including the possibility of recession, persistent inflation, elevated interest rates and other macroeconomic factors. A weaker economy or customers’ perception of a weaker economy could result in a decrease in demand for FLYTE’s services leading to future periods in which we generate less revenue from the FLYTE business than we presently expect. If demand for private aviation services decreases, this could result in slower growth, or contraction, in the FLYTE business, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, customers may consider private air travel through FLYTE’s products and services to be a luxury item, especially when compared to commercial air travel. As a result, any general downturn in economic, business and financial conditions which has an adverse effect on customers’ spending habits could cause them to travel less frequently and, to the extent they do travel, to travel using commercial air carriers or other means considered to be more economical. In addition, in cases where sufficient hours of private flight are needed, many of the companies and high-net-worth individuals to whom FLYTE provides products and services have the financial ability to purchase their own jets or operate their own corporate flight department should they elect to do so. These circumstances could negatively impact our cash flows from operations, accelerate our liquidity needs and require us to seek alternate sources of capital, which may not be available or on acceptable terms.

The private aviation industry is subject to intense competition.

Many of the markets in which FLYTE operates are competitive as a result of the continuing expansion of existing private aircraft charter brokerage businesses, on-demand operators, fractional ownership programs, jet card programs, membership-based programs, charter operators and traditional commercial airlines. Some of FLYTE’s competitors have substantially greater financial, technical, marketing and other resources than FLYTE does, longer operating histories, larger customer bases, broader geographic coverage, larger fleets, greater brand recognition and more established relationships with third-party aircraft operators, airports, fixed-base operators and other aviation service providers. We cannot assure investors that FLYTE will be able to compete successfully against current or future competitors, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

If FLYTE experiences problems with any of its third-party service providers, its operations could be adversely affected.

FLYTE’s reliance upon others to provide essential services on behalf of its operations may limit our ability to control the efficiency, timeliness and regulatory compliance of those services. FLYTE relies on third parties to provide a wide range of essential services, including, but not limited to, third-party aircraft operators, fixed-base operators, fueling services, ground handling, maintenance and repair services, catering, de-icing, baggage handling, security and other operational services. Any failure of, disruption of, or interruption in, the services provided by such third parties, or any deterioration in the financial condition or business operations of such third parties, could have a material adverse effect on FLYTE’s operations, customer service and reputation, and, in turn, could materially and adversely affect our business, financial condition and results of operations.

The loss of key personnel upon whom FLYTE depends to operate its business, or its inability to attract additional qualified personnel, could materially and adversely affect FLYTE’s operations.

We believe that the future success of the FLYTE business will depend in large part on FLYTE’s ability to retain or attract highly qualified management, technical, operational, sales and marketing personnel, including qualified pilots, mechanics and other aviation specialists. Competition for such personnel in the aviation industry is intense, and we may not be able to retain or attract such personnel, or to do so on a cost-effective basis. The loss of one or more members of FLYTE’s senior management team or other key employees, or the failure to attract additional qualified personnel, could have a material adverse effect on FLYTE’s business and on our business, financial condition and results of operations.

The supply of qualified pilots is constrained and may negatively affect FLYTE’s operations and financial condition, and increases in labor costs may adversely impact FLYTE’s profitability.

The supply of qualified pilots to the aviation industry, including commercial airlines, business aviation operators and private aviation operators, has been constrained for an extended period, and demand for qualified pilots may continue to outpace supply for the foreseeable future. Pilots who operate aircraft for the third-party aircraft operators on which FLYTE’s charter brokerage operations rely, as well as pilots who operate FLYTE’s Cirrus Jet under its Hops air-taxi service, are increasingly being recruited by major commercial airlines and other operators that may offer higher compensation, better benefits or more predictable schedules. Increases in pilot compensation and benefits, including those that may result from collective bargaining, regulatory changes affecting pilot training, qualification or duty-time requirements, or competitive pressures, could substantially increase FLYTE’s labor costs and operating expenses, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, FLYTE’s operations and financial condition may be negatively impacted if it is unable to train or qualify pilots in a timely manner to meet the needs of its operations. On occasion, FLYTE may rely on commercial airlines to fly its pilots to a departure location for a Hops flight. Any disruption to such commercial air travel could adversely impact our ability to operate flights as scheduled and could harm FLYTE’s reputation, business and operating results.

Pilot attrition may negatively affect FLYTE’s operations and financial condition.

In recent years, FLYTE has experienced volatility in pilot attrition, including volatility resulting from pilot wage and bonus changes at competing operators. If FLYTE experiences a sustained increase in pilot attrition, our ability to operate flights on time and as scheduled could be impaired, and FLYTE may incur substantial additional costs to recruit, train and retain replacement pilots, any of which could have a material adverse effect on our business, financial condition and results of operations.

FLYTE may be subject to unionization, work stoppages, slowdowns or increased labor costs, and the unionization of pilots or other employees could materially and adversely affect FLYTE’s operations.

FLYTE’s business is labor intensive. While FLYTE’s employees and independent contractors, particularly its pilots and other operational personnel, are not currently represented by a labor union, we may not be able to maintain this status in the future. If any of FLYTE’s employees were to unionize, we could be subject to risks of work stoppages, work slowdowns, strikes and other labor disputes, as well as increased labor costs, all of which could have a material adverse effect on FLYTE’s business and operations and, in turn, on our business, financial condition and results of operations.

Significant increases in fuel costs could have a material adverse effect on FLYTE’s business, financial condition and results of operations.

Aviation fuel is essential to the operation of aircraft and to FLYTE’s ability to carry out its transportation services. Fuel costs are subject to wide fluctuations as a result of a number of factors outside of our control, including, but not limited to, changes in global supply and demand, geopolitical events, government taxes and regulations, refining capacity, transportation and storage costs, and seasonality. Significant or sustained increases in aviation fuel prices could materially increase the operating costs of FLYTE’s third-party aircraft operators (which are typically passed through to FLYTE in the form of higher charter rates) and could materially increase the operating costs of FLYTE’s Hops air-taxi service that uses FLYTE’s owned Cirrus Jet.

Additionally, sustainable aviation fuel is not currently readily available at prices that are not prohibitive. In the future, if FLYTE elects, or is required by law or regulation, to operate using sustainable aviation fuel, the increased cost of doing so could have a material adverse effect on our business, financial condition and results of operations.

FLYTE’s insurance may become too difficult or expensive to obtain, and if FLYTE is unable to maintain sufficient insurance, our business could be materially and adversely affected.

Hazards are inherent in the aviation industry and may result in loss of life and property, potentially exposing FLYTE and us to substantial liability claims. While FLYTE maintains insurance of types and in amounts that we believe to be customary in the industry, the insurance industry, including aviation insurance, may experience periods of significant cost increases, reduced capacity or restrictive policy terms and conditions, and FLYTE’s insurance coverage may not be adequate to cover all liabilities that we may incur. There can be no assurance that, in the future, FLYTE will be able to obtain insurance coverage of the types and in the amounts that we believe to be appropriate at acceptable cost, or that the coverage FLYTE does obtain will be adequate to protect us from all liabilities and losses that may arise.

The loss of insurance coverage, or a reduction in the level of coverage available to FLYTE, could have a material adverse effect on our business, financial condition and results of operations.

If FLYTE’s efforts to continue to build its brand identity and improve customer satisfaction and loyalty are not successful, we may not be able to attract or retain customers, and FLYTE’s operating results may be adversely affected.

FLYTE must continue to build and maintain a strong brand identity for its products and services, which have expanded over time. We believe that a strong brand identity will continue to be important in attracting customers and retaining their loyalty. If FLYTE’s efforts to promote and maintain its brand are not successful, our operating results, our customer relationships and our reputation could be adversely affected.

Decreases in repeat bookings by returning customers could adversely affect FLYTE’s business and financial results.

A significant portion of FLYTE’s revenue is based on repeat bookings by its returning customers. There can be no assurance that FLYTE’s returning customers will continue to use FLYTE’s products and services in future periods at historical levels, or at all. A decline in repeat bookings, whether as a result of general economic conditions, competitive pressures, customer dissatisfaction, changes in customer preferences, or other factors, could have a material adverse effect on FLYTE’s revenues and on our business, financial condition and results of operations.

Aviation businesses are often affected by factors beyond their control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions and increased security measures, any of which could have a material adverse effect on FLYTE’s business.

Like other aviation companies, FLYTE’s business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, increased and enhanced security measures, outbreaks of disease, geopolitical instability, accidents, labor actions and other factors. Each of these factors could result in flight cancellations, delays, diversions or increased costs, any of which could harm FLYTE’s reputation, customer service, operating results, and our business, financial condition and results of operations.

Further, the future implementation by the FAA of the Next Generation Air Transport System could result in changes to aircraft routes and ground operations and may require FLYTE and its third-party aircraft operators to invest in new equipment and training, the cost of which could be substantial.

The market for short-range flights is still in relatively early stages of development, and the UAM, RAM and AAM markets may not develop as anticipated.

FLYTE believes that providing air travelers with access to short-range flights on suitable conventional aircraft, including through the Hops air-taxi service, will enable FLYTE to compete in the developing urban air mobility (“UAM”), regional air mobility (“RAM”) and advanced air mobility (“AAM”) markets. However, the UAM, RAM and AAM markets are still in early stages of development, and the timing, scale and commercial viability of these markets are subject to substantial uncertainty. Currently, there are only a minimal number of electric-powered vertical take-off and landing aircraft and other aircraft using sustainable aviation fuel that are commercially available, and the wider availability of such aircraft is subject to substantial regulatory, technological and commercial uncertainty. If these markets do not develop as anticipated, or develop more slowly than anticipated, or develop with regulatory or technological characteristics that are not favorable to FLYTE’s business model, FLYTE may not realize the benefits we currently expect.

Extreme weather, natural disasters and other adverse events could have a material adverse effect on FLYTE’s business, results of operations and financial condition.

Adverse weather conditions and natural disasters, such as hurricanes, winter snowstorms, wildfires or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to weather conditions or natural disasters affect FLYTE’s revenue, operating costs, customer satisfaction and reputation. Any general reduction in passenger traffic that may result from adverse weather, natural disasters or other adverse events could have a material adverse effect on our business, results of operations and financial condition.

FLYTE is subject to risks associated with climate change, including the potential increased impacts of severe weather events and regulatory action.

Climate change-related regulatory activity and developments may adversely affect FLYTE’s business and financial results by requiring FLYTE or FLYTE’s third-party aircraft operators to reduce emissions, alter operations, purchase emissions credits, or pay additional taxes, fees or assessments. The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, may also adversely affect FLYTE’s operations, increase FLYTE’s operating costs (including insurance, fuel and maintenance costs), reduce customer demand for air travel, or otherwise adversely affect our business, financial condition and results of operations.

FLYTE’s business is primarily focused on certain targeted geographic regions, making us vulnerable to risks associated with having geographically concentrated operations.

FLYTE’s customer base is primarily concentrated in certain geographic regions of the United States, including the northeast, southeast and certain other markets. As a result, our business may be more vulnerable to adverse economic, weather, regulatory, security, public health or other developments in those regions than would be the case for a more geographically diversified operator. Adverse developments in these regions, including local recessions, severe weather, natural disasters, terrorist activity, regulatory changes affecting general aviation, airport closures or capacity constraints, or public health emergencies, could have a disproportionate adverse effect on FLYTE’s revenue and operations and, in turn, on our business, financial condition and results of operations.

The operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on FLYTE’s ability to obtain customers and generate revenue.

The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures, collisions, fire, severe weather, terrorist incidents, cybersecurity events, human error and other operational hazards, any of which could result in loss of life, serious injury, property damage or environmental damage. In addition, any aircraft accident or incident, whether involving FLYTE or other private aircraft operators, could adversely affect public perception of the safety of private aviation generally or of the aircraft types or operators on which FLYTE relies, which could in turn reduce demand for FLYTE’s services and adversely affect our business, results of operations and financial condition.

FLYTE incurs considerable costs to maintain the quality of (i) its safety program, (ii) its training programs and (iii) its operational oversight. If FLYTE is unable to maintain an acceptable safety record, or if a serious accident or incident involving FLYTE or its third-party aircraft operators occurs, the resulting reputational, regulatory, operational, insurance and financial consequences could have a material adverse effect on our business, financial condition and results of operations.

Any damage to FLYTE’s reputation or brand image could adversely affect our business or financial results.

Maintaining a positive reputation is critical to FLYTE’s business. FLYTE’s reputation or brand image could be adversely affected by, among other things, accidents or incidents involving aircraft operated by FLYTE’s third-party aircraft operators, complaints or negative publicity about FLYTE’s services, customer dissatisfaction, security or data privacy incidents, employee conduct, or actions taken by FLYTE’s third-party service providers. FLYTE operates in a highly visible industry that has significant exposure to social media. Negative publicity, whether or not justified, can spread rapidly through traditional and social media channels. Should FLYTE fail to respond in a timely and appropriate manner to address negative publicity, FLYTE’s brand and reputation could be adversely affected, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Terrorist activities or warnings have dramatically impacted the aviation industry and will likely continue to do so.

The terrorist attacks of September 11, 2001 and subsequent actual or threatened acts of terrorism affecting the aviation industry have had, and any future acts or threatened acts of terrorism would likely have, significant negative impacts on the aviation business, including private aviation. We cannot provide any assurance that future terrorist incidents or threats, or governmental or industry responses to such incidents or threats, will not harm the aviation industry generally, or FLYTE’s operations specifically, in ways that could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to FLYTE’s Reliance on Third-Party Aircraft Operators

FLYTE relies on third-party aircraft operators to provide and operate aircraft. If those third-party aircraft operators fail to perform, FLYTE’s business could be materially and adversely affected.

With the exception of flights operated under FLYTE’s air-taxi service using FLYTE’s owned Cirrus Jet, all of FLYTE’s flight services are provided by third-party aircraft operators that are certificated air carriers under Title 14 of the Code of Federal Regulations. Pilots, maintenance, hangar, insurance and fuel are all costs borne by FLYTE’s network of third-party aircraft operators. Should FLYTE experience complications with any of these third-party aircraft operators or their aircraft, FLYTE may need to use alternative aircraft operators to fulfill its commitments to customers. There can be no assurance that suitable alternative aircraft operators would be available on commercially acceptable terms, or at all. Any failure of FLYTE’s third-party aircraft operators to perform to our expectations, or any interruption in services provided by such third-party aircraft operators, could result in delayed, cancelled or substandard flights and could have a material adverse effect on FLYTE’s reputation, customer relationships and our business, financial condition and results of operations.

FLYTE may incur losses on the cancellation or delay of flights, and on flights booked with third-party aircraft operators.

FLYTE’s third-party aircraft operators generally have the ability to cancel, delay or terminate any flight for any reason permitted under their respective regulatory authorizations and contractual arrangements, including weather, mechanical issues, crew availability, regulatory or safety considerations, or unilateral business decisions. FLYTE may incur losses as a result of such cancellations or delays, including the cost of providing alternative transportation, refunds or credits to customers, increased customer dissatisfaction and reputational harm. In addition, if demand for FLYTE’s services grows, FLYTE’s third-party aircraft operators may not be able to match FLYTE’s growth with available aircraft capacity on commercially acceptable terms, or at all, which could limit FLYTE’s ability to grow its business and meet customer demand.

FLYTE faces the risk that any of its third-party aircraft operators may not fulfill their contracts and deliver their services on a timely basis, or at all, and FLYTE is subject to the risk of disruption affecting such operators.

FLYTE operates a significant portion of its flights through a finite number of certificated third-party aircraft operators. The ability of FLYTE’s third-party aircraft operators to effectively satisfy our requirements could be impacted by financial difficulty experienced by any such third-party aircraft operator, damage to its operations caused by fire, terrorist attack, natural disaster, public health emergency or other events, or its inability to hire or retain skilled personnel, including qualified pilots and mechanics. Union strikes or staff shortages among airport workers or certain pilots of third-party aircraft operators may also result in disruption to FLYTE’s operations. In addition, if potential competitors establish cooperative or strategic relationships with the third-party aircraft operators on which FLYTE relies, the availability of capacity to FLYTE could be reduced, and FLYTE’s cost of access to capacity could increase, in each case in ways that could have a material adverse effect on our business, financial condition and results of operations.

FLYTE may be negatively impacted by increases in third-party aircraft operator costs.

In recent years, there has been a trend of higher third-party aircraft operator costs across the private aviation industry, driven by, among other things, higher pilot compensation, higher maintenance costs, higher insurance costs, higher fuel costs and constraints on the supply of available aircraft. Since FLYTE currently relies on third-party aircraft operators to generate the substantial majority of its revenue, sustained increases in third-party aircraft operator costs could materially compress FLYTE’s margins, particularly to the extent FLYTE is unable to pass through such cost increases to its customers, which could have a material adverse effect on our business, financial condition and results of operations.

FLYTE could suffer losses and adverse publicity stemming from any accident involving aircraft models operated by FLYTE’s third-party aircraft operators.

Certain aircraft models on which FLYTE’s third-party aircraft operators rely, including the Cirrus SF50 Vision Jet that FLYTE owns and operates as part of its Hops air-taxi service, have experienced accidents while operated by third parties. If other operators of such aircraft models, or FLYTE itself, experience additional accidents or incidents, regulators may issue operating restrictions or airworthiness directives affecting such aircraft, manufacturers may issue recalls or service bulletins, or public perception of the safety of such aircraft may be adversely affected, any of which could have a material adverse effect on FLYTE’s operations and on our business, financial condition and results of operations.

FLYTE’s agreements with third-party aircraft operators may contain obligations for FLYTE to indemnify such third-party aircraft operators against certain claims.

Many of the agreements FLYTE has with third-party aircraft operators include indemnification obligations of FLYTE to those third-party aircraft operators. Although FLYTE generally requires its customers to indemnify FLYTE for many of the claims and damages for which FLYTE is obligated to indemnify its third-party aircraft operators, there can be no assurance that FLYTE’s customers will be financially able to honor those indemnification obligations or that FLYTE’s insurance will cover the resulting exposure. As a result, FLYTE could be required to make payments under such indemnification obligations that exceed the available insurance coverage and any customer indemnification recoveries, which could have a material adverse effect on our business, financial condition and results of operations.

FLYTE may not have sufficient insurance coverage for damages relating to flights provided by third-party aircraft operators.

Incidents related to aircraft operations involving the third-party aircraft operators on which FLYTE relies could result in claims against FLYTE that exceed the insurance coverage available to FLYTE. Additionally, to the extent FLYTE’s third-party aircraft operators maintain insurance covering liability arising from the operation of their aircraft, there can be no assurance that such insurance will be adequate to cover all liabilities that may arise, or that FLYTE will be named as an additional insured or otherwise have the benefit of such coverage. Inadequate insurance coverage could expose FLYTE to material uninsured liabilities and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to FLYTE’s Intellectual Property and Technology

If FLYTE is unable to adequately protect its intellectual property interests, or is found to be infringing on intellectual property rights of others, FLYTE may incur significant costs or be required to alter or cease using such intellectual property.

FLYTE’s intellectual property includes its trademarks, domain names, website, mobile and web applications, software, trade secrets and certain proprietary algorithms. FLYTE protects its intellectual property through a combination of trademark, copyright and trade secret laws, contracts and technical safeguards. However, the steps FLYTE takes to protect its intellectual property may be inadequate or ineffective, and FLYTE may be unable to prevent competitors from acquiring trademarks or domain names that are similar to, infringe upon or diminish the value of FLYTE’s intellectual property.

In addition, FLYTE’s business is subject to the risk of third parties infringing FLYTE’s intellectual property. FLYTE may not always detect such infringement, and protecting FLYTE’s intellectual property is expensive and time-consuming, may not be successful and may divert management’s attention from other matters. Companies in the aviation and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. If FLYTE is found to infringe the intellectual property rights of others, FLYTE could be required to pay damages, alter FLYTE’s products or services or cease using the intellectual property in question, any of which could have a material adverse effect on our business, financial condition and results of operations.

A delay or failure to identify, invest in and implement important technology, business and other initiatives could have a material adverse effect on FLYTE’s business.

In order to operate its business, achieve its goals and remain competitive, FLYTE continuously seeks to identify and develop important technology, business and other initiatives, improvements to FLYTE’s booking and operations platforms, and adoption of new aircraft technologies. FLYTE’s business and the aircraft FLYTE operates are characterized by changing technology, the introduction and enhancement of products and services, evolving customer expectations and evolving industry standards. If FLYTE is unable to upgrade its operations or fleet with the latest technological advances in a timely manner, or at all, FLYTE’s ability to compete effectively could be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

A failure in FLYTE’s technology or breaches of the security of its information technology infrastructure may adversely affect FLYTE’s business, may result in losses, and may damage FLYTE’s reputation.

The performance and reliability of the technology that FLYTE and its third-party aircraft operators use are critical to FLYTE’s ability to compete effectively. As part of FLYTE’s ordinary business operations, FLYTE collects and stores sensitive data, including personally identifiable information of its customers, employees and contractors, as well as proprietary information about its business and the businesses of its third-party aircraft operators. Methods used to obtain unauthorized access, disable or degrade service, or sabotage information systems are constantly evolving, and may be difficult to anticipate or detect for long periods of time. Any security breach, cyberattack, ransomware attack, data loss or system failure affecting FLYTE or its third-party service providers could result in the loss or unauthorized disclosure of sensitive data, regulatory investigations, litigation, reputational harm, business interruption, and substantial remediation and notification costs, any of which could have a material adverse effect on our business, financial condition and results of operations.

FLYTE relies on third-party Internet, mobile and other products and services to deliver its mobile and web applications, and any disruption of or interference with these third-party products and services could adversely affect FLYTE’s business.

FLYTE’s platform’s continuing and uninterrupted performance is critical to FLYTE’s success. That platform is dependent on a variety of third-party products and services, including cloud hosting providers and other third-party Internet, mobile and software services. FLYTE currently hosts its platform, including its mobile and web-based applications, with third-party hosting providers. Any interruption in, or failure of, these third-party products or services could result in FLYTE’s platform being unavailable, slow or unreliable, which could harm FLYTE’s reputation and FLYTE’s ability to attract and retain customers.

FLYTE relies on third parties maintaining open marketplaces to distribute FLYTE’s mobile and web applications, and any changes by such third parties could adversely affect FLYTE’s business.

FLYTE’s mobile applications rely on third parties maintaining open marketplaces, including the Apple App Store and the Google Play Store, for distribution of its app. If any of these third parties changes its terms of service, increases its fees, restricts the availability of FLYTE’s applications, removes FLYTE’s applications from its marketplace, or otherwise impairs the distribution of FLYTE’s applications, FLYTE’s ability to acquire and retain customers could be materially and adversely affected.

Because FLYTE’s software could be used to collect and store personal information, privacy concerns in the territories in which FLYTE operates could result in additional cost and liability to FLYTE or inhibit sales of FLYTE’s services.

The regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In the United States, these regulations include rules and regulations promulgated under the authority of the Federal Trade Commission, the California Consumer Privacy Act (the “CCPA”) and the California Privacy Rights Act, and other state and federal laws relating to privacy and data security. Internationally, FLYTE may be subject to similar regulations, including the European Union’s General Data Protection Regulation (the “GDPR”) and the United Kingdom GDPR, as applicable. Compliance with these and other privacy and data security laws and regulations could be costly and could require significant changes to FLYTE’s business practices, products and services. Failure to comply with such laws and regulations could subject FLYTE to significant fines, penalties, reputational harm and litigation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory Risks Related to FLYTE’s Business

FLYTE is subject to significant governmental regulation, and changes in government regulations imposing additional requirements could have a material adverse effect on FLYTE’s business.

All interstate air carriers, including FLYTE, are subject to regulation by the U.S. Department of Transportation (the “DOT”), the Federal Aviation Administration (the “FAA”), the Transportation Security Administration (the “TSA”), U.S. Customs and Border Protection (“CBP”) and other federal, state and local agencies, both domestically and, to the extent FLYTE’s third-party aircraft operators conduct international flights, internationally. The laws and regulations enforced by these and other agencies impose substantial requirements on the operation of aircraft, including with respect to safety, maintenance, training, security, operational specifications, environmental matters, consumer protection and air traffic control.

Title 49, U.S. Code, Section 40102 and administrative interpretations thereof issued by the DOT or its predecessor agencies, as well as ongoing interpretive and enforcement actions taken by the DOT and the FAA in respect of charter brokers and on-demand operators, may affect the manner in which FLYTE conducts business. For example, the FAA has, in recent years, issued notices targeting certain air charter operators that the FAA believes are engaged in operations not consistent with applicable regulations. Although we believe FLYTE’s operations comply with applicable regulatory requirements, there can be no assurance that the DOT, FAA or other regulators will not assert positions that could affect FLYTE’s operations or impose additional costs or compliance burdens. Changes in laws and regulations applicable to FLYTE’s business, or new interpretations of existing laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

Revocation of permits, approvals, authorizations and licenses will adversely affect FLYTE’s business, results of operations and financial condition.

FLYTE’s business requires a variety of federal, state and local permits, approvals, authorizations and licenses. FLYTE’s business depends on the continued effectiveness of such permits, approvals, authorizations and licenses. Any suspension, revocation, modification or non-renewal of any of FLYTE’s material permits, approvals, authorizations or licenses, or any failure by FLYTE to obtain any necessary new or amended permits, approvals, authorizations or licenses, could have a material adverse effect on our business, results of operations and financial condition.

FLYTE is subject to various environmental and noise laws and regulations, which could have a material adverse effect on FLYTE’s business, results of operations and financial condition.

FLYTE is subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water and the management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. FLYTE is also subject to environmental laws and regulations that require FLYTE to investigate and remediate soil or groundwater contamination, regardless of fault. In addition, FLYTE is subject to noise laws and regulations that may restrict aircraft operations at certain airports or during certain hours.

Climate change-related regulatory developments may also restrict aviation activity. In December 2022, France became the first European nation to institute a ban on domestic commercial flights where train alternatives exist. Other European lawmakers, including in Spain, Germany and Scandinavia, have considered similar restrictions. If similar restrictions are adopted in the United States or other markets in which FLYTE operates, including with respect to private aviation, or if FLYTE’s third-party aircraft operators become subject to such restrictions, our business, results of operations and financial condition could be materially and adversely affected.

Environmental regulation and liabilities, including new or developing laws and regulations, or sustainability initiatives, could increase FLYTE’s costs of operations.

In recent years, governments, customers, suppliers, employees and other stakeholders have increasingly focused on environmental, social and governance matters, including the impact of aviation on climate change. New or developing laws and regulations relating to greenhouse gas emissions, sustainable aviation fuel mandates, carbon offset requirements or other environmental matters could materially increase FLYTE’s costs of operations or those of FLYTE’s third-party aircraft operators, which could have a material adverse effect on our business, financial condition and results of operations.

The issuance of operating restrictions applicable to one of the aircraft fleet types FLYTE operates, or on which FLYTE’s third-party aircraft operators rely, could have a material adverse effect on our business.

The issuance of FAA or manufacturer operating restrictions, airworthiness directives, mandatory service bulletins, or similar requirements that ground or otherwise restrict the use of this aircraft, or any other aircraft on which FLYTE or its third-party aircraft operators rely, could materially disrupt FLYTE’s operations and require FLYTE to incur additional costs to comply or to procure alternative capacity. Any such disruption could have a material adverse effect on our business, financial condition and results of operations.

FLYTE may become involved in litigation that may materially and adversely affect us.

From time to time, FLYTE may become involved in various legal proceedings relating to matters incidental to the ordinary course of its business, including, but not limited to, regulatory matters, customer disputes, employment matters, intellectual property claims, contractual disputes and personal injury claims relating to aviation operations. The outcome of any such legal proceedings is inherently uncertain, and any adverse outcome, settlement, judgment or regulatory action could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Existing and Potential Future Dilution from our Convertible Preferred Stock

Issued shares of our convertible preferred stock are convertible into a substantial number of shares of common stock that, upon conversion, will significantly dilute our existing common stockholders.

As of the date of this Form 10-Q, we have outstanding the following series of our convertible preferred stock, each with a stated value of $1,000 per share, that are convertible into shares of our common stock:

●	1,632 shares of our Series B Convertible Preferred Stock (the "Series B Preferred"), originally issued on May 12, 2025 pursuant to the May 2025 PIPE Financing, the conversion price of which was reduced from $6.65 to $1.78 per share pursuant to a letter agreement dated February 6, 2026;
●

3,470 shares of our Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred”), issued pursuant to the Securities Purchase Agreements that we entered into on February 6, 2026 and March 9, 2026 (the “Series C Purchase Agreements”);

●	3,470 shares of our Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”), issued on April 21, 2026 pursuant to the Series C Purchase Agreements;
●

11,028 shares of our Series D Convertible Preferred Stock (the “Series D Preferred”), of which 5,250 shares were issued on April 20, 2026 to SEG Jets in partial consideration for our acquisition of an initial 19.98% interest in FLYTE and 5,778 shares were issued on April 20, 2026 to Creatd, Inc. (“Creatd”) in partial consideration for our acquisition of the remaining 80.02% interest in FLYTE and 100% of the membership interests of Ponderosa Air, LLC; and

●

9,489.488 shares of our Series J Convertible Preferred Stock (the “Series J Preferred”), issued on December 31, 2025 to David A. Jenkins, our Executive Chairman of the Board and Chief Executive Officer, and to FatBoy Capital, L.P., an entity controlled by Mr. Jenkins, in exchange for the termination of certain royalty rights.

The conversion price of each of the Series C-1 Preferred, Series C-2 Preferred and Series D Preferred is variable and is subject to downward adjustment based on the trading price of our common stock at specified dates following the effectiveness of the resale registration statement filed pursuant to the related registration rights agreements. In each case, the conversion price is subject to a floor of $0.35 per share, which we may waive in our sole discretion. The conversion price of the Series B Preferred is fixed at $1.78 per share, subject to customary anti-dilution adjustments.  The conversion price of the Series J Preferred is fixed at $1.56 per share, subject to customary anti-dilution adjustments.

Assuming conversion at the floor price (in the case of the Series C-1, Series C-2 and Series D Preferred) and at the applicable fixed conversion price (in the case of the Series B Preferred and the Series J Preferred), our issued and outstanding shares of convertible preferred stock would convert into an aggregate of approximately 58,337,003 shares of our common stock, consisting of:

●	approximately 916,854 shares issuable upon conversion of the Series B Preferred;
●	approximately 9,914,286 shares issuable upon conversion of the Series C-1 Preferred;
●	approximately 9,914,286 shares issuable upon conversion of the Series C-2 Preferred;
●	approximately 31,508,572 shares issuable upon conversion of the Series D Preferred; and
●	approximately 6,083,005 shares issuable upon conversion of the Series J Preferred.

As of May 8, 2026, we had 2,692,473 shares of our common stock outstanding. The aggregate number of shares of common stock issuable upon conversion of our issued and outstanding shares of convertible preferred stock as described above would represent approximately 2,167% of our common stock outstanding as of May 8, 2026, or, on a post-conversion basis, would result in the dilution of our existing common stockholders to less than approximately 4.4% of our post-conversion outstanding common stock. If we were to waive the $0.35 floor with respect to any of the Series C-1 Preferred, the Series C-2 Preferred or the Series D Preferred, the number of shares of common stock issuable upon conversion of those securities could be substantially greater than the amounts above.

Conversion of the Series B Preferred, the Series C-1 Preferred, the Series C-2 Preferred, the Series D Preferred and the Series J Preferred is also subject to customary beneficial ownership limitations applicable to each holder, which limit individual holders' as-converted ownership to specified thresholds (typically 4.99% or 9.99%) but do not limit the aggregate amount of common stock that may be issued upon conversion to all holders. Therefore, the beneficial ownership limitations do not constrain the aggregate dilution described above.

The market price of our common stock has been, and may continue to be, volatile. A sustained decline in our share price prior to the conversion of the Series C-1 Preferred, the Series C-2 Preferred or the Series D Preferred would significantly increase the number of shares issuable upon conversion of those securities, up to the limit imposed by the $0.35 floor (which we may waive in our sole discretion). Any such conversion would dilute the voting power and economic interests of our existing common stockholders.

We may issue additional series of convertible preferred stock under the Series C Purchase Agreements that, upon issuance and conversion, could result in extraordinary additional dilution to our existing common stockholders.

In addition to the shares of convertible preferred stock currently outstanding, the Series C Purchase Agreements provide for additional issuances of our convertible preferred stock, as follows:

●

Series C-3 Preferred Stock. The investors in the Series C Purchase Agreements have agreed to purchase newly designated Series C-3 Convertible Preferred Stock (the “Series C-3 Preferred”), with a stated value of $1,000 per share, for an aggregate purchase price of $3,470,000, subject to the satisfaction of certain closing conditions, including effectiveness of the resale registration statement filed in connection with the Series C Purchase Agreements.

●

Series C-4 Preferred Stock. The investors in the Series C Purchase Agreements may elect in their sole discretion to purchase up to an aggregate of $77,806,667.67 of newly designated Series C-4 Convertible Preferred Stock (the “Series C-4 Preferred”), with a stated value of $1,000 per share, in one or more closings.

The conversion price of each of the Series C-3 Preferred and the Series C-4 Preferred is subject to adjustment in a manner substantially similar to the Series C-1 Preferred and Series C-2 Preferred, including a $0.35 floor that we may waive in our sole discretion. See Note 12 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the terms of the Series C-3 Preferred and Series C-4 Preferred.

Assuming all of the Series C-3 Preferred and the maximum amount of the Series C-4 Preferred are issued, and assuming conversion of each at the $0.35 floor price, the Series C-3 Preferred and the Series C-4 Preferred would convert into an aggregate of approximately 232,219,051 shares of our common stock (consisting of approximately 9,914,286 shares from the Series C-3 Preferred and approximately 222,304,765 shares from the Series C-4 Preferred). Together with the shares of common stock that would be issued upon conversion of our currently outstanding Series C-1 Preferred, Series C-2 Preferred, Series D Preferred and Series J Preferred (as described in the preceding risk factor), the aggregate number of shares of common stock that could be issued upon conversion of all such securities at the relevant conversion prices would be approximately 289,639,200 shares.

As of May 8, 2026, we had 2,692,473 shares of common stock outstanding. The aggregate number of shares of common stock issuable upon conversion of all of our existing and potential future shares of convertible preferred stock described above would represent approximately 10,758% of our common stock outstanding as of May 8, 2026, or, on a post-conversion basis, would result in the dilution of our existing common stockholders to less than approximately 0.9% of our post-conversion outstanding common stock.

The actual number of shares of common stock that may be issued under the Series C Purchase Agreements could be higher than the amounts set forth above if we waive the $0.35 floor in our sole discretion, which we may do at any time. There can be no assurance that we will not waive the floor.

Whether and when these contingent issuances and conversions occur will depend on, among other things, the investors' decisions to exercise their respective rights, the satisfaction of remaining closing conditions, our ability and willingness to waive the floor, and the trading price of our common stock. There can be no assurance that any of these events will occur or will not occur. However, if the investors exercise the Series C-4 right in full and the conversion of all of our convertible preferred stock occurs at or near the floor, the resulting dilution to our existing common stockholders would be extraordinary, and would substantially eliminate the existing common stockholders' relative economic and voting interests in the Company. Moreover, the existence of these contingent issuance and conversion rights may itself adversely affect the trading price of our common stock, as market participants may anticipate the issuance and conversion of these securities and the resulting dilution.

We may not receive any proceeds from the Series C-4 right because exercise of that right is at the investors' option and is not within our control. As a result, we cannot rely on the Series C-4 right to fund our operations. We may also be unable to satisfy the closing conditions to the Series C-3 issuance, in which case we will not receive the related proceeds.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by Item 701 of Regulation S-K with respect to unregistered sales of the Company's equity securities during the three months ended March 31, 2026 has been previously reported in the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 6, 2026, February 12, 2026 and March 9, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 11/16/20)	8-K	001-38677	3.1	11/17/2020

3.1.2A	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 09/30/22)	8-K	001-38677	3.1	9/20/2022

3.1.2B	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (filed 08/01/23, effective 08/17/23)	8-K	001-38677	3.1	8/4/2023

3.1.2C	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed 07/11/2024, effective 07/15/2024)	8-K	001-38677	3.1	7/12/2024

3.1.2D	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 1/13/2025)	10-K	001-38677	3.1	3/31/2025

3.1.2E	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 8/15/2025)	8-K	001-38677	3.1	8/15/2025

3.1.2F	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 10/17/2025)	10-Q	001-38677	3.1.3E	11/13/2025

3.1.3	Certificate of Designation of Series A Preferred Stock.	8-K	001-38677	3.2	1/13/2023

3.1.3A	Certificate of Designation of Series B Preferred Stock.	8-K	001-38677	3.1	5/13/2025

3.1.3B	Certificate of Designation of Series C-1 Preferred Stock	10-K	001-38677	3.1.3B	3/31/2026

3.1.3C	Certificate of Amendment of Certificate of Designations of Series C-1 Preferred Stock	10-K	001-38677	3.1.3C	3/31/2026

3.1.3D	Certificate of Designation of Series C-2 Preferred Stock	8-K	001-38677	3.1	4/23/2026

3.1.3E	Certificate of Designation of Series D Preferred Stock	8-K	001-38677	3.2	04/23/2026

3.1.3F	Certificate of Designation of Series J Preferred Stock	8-K	001-38677	3.1	2/12/2026

3.1.3G	Certificate of Correction of Certificate of Designation of Series J Preferred Stock	8-K	001-38677	3.2	2/12/2026

3.1.3H	Certificate of Designation of Series X Convertible Preferred Stock.	8-K	001-38677	3.1	1/13/2023

3.2.1	Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.2	10/1/2018

3.2.2	Amendment to Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.1	8/17/2022

10.1	Securities Purchase Agreement, dated February 6, 2026, by and among the Company and the investor signatory thereto	8-K	001-38677	10.1	2/6/2026

10.2	Securities Purchase Agreement, dated February 6, 2026 by and among the Company and SEG Jets LLC	8-K	001-38677	10.2	2/6/2026

10.3	Registration Rights Agreement, dated February 6, 2026 by and among the Company and the investor signatory thereto	8-K	001-38677	10.3	2/6/2026

10.4	Series J Exchange Agreement dated February 12, 2026 between the Company and David A. Jenkins	8-K	001-38677	10.1	2/12/2026

10.5	Series J Exchange Agreement dated February 12, 2026 between the Company and FatBoy Capital, L.P.	8-K	001-38677	10.2	2/12/2026

10.6	Securities Purchase Agreement, dated March 9, 2026, by and among the Company and the investors signatory thereto	8-K	001-38677	10.1	3/9/2026

10.7	Stock Purchase Agreement, dated March 9, 2026, by and among the Company and the investors signatory thereto	8-K	001-38677	10.1	3/9/2026

10.8	Registration Rights Agreement, dated March 9, 2026, by and among the investors signatory thereto	10-K	001-38677	10.14.5	3/31/2026

10.9*	Secured Promissory Note dated February 27, 2025 by and between Creatd, Inc. and Marc Sellouk

10.10*	Exclusive Aircraft Dry Lease Agreement dated September 9, 2025 by and between SEG Jets, LLC and Ponderosa Air, LLC

10.11*	Exclusive Aircraft Dry Lease Agreement dated February 11, 2026 by and between SEG Jets, LLC and Ponderosa Air, LLC

10.12*	Exclusive Aircraft Dry Lease Agreement dated March 16, 2026 by and between SEG Jets, LLC and Ponderosa Air, LLC

10.13*	Form of Unsecured 10% Discount Convertible Note by and among Flewber Global, Inc. and the holders thereto

10.14*	Form of Unsecured Convertible Note by and among Flewber Global, Inc. and the holders thereto

10.15*	Form of Unsecured Subordinated Promissory Note by and among Flewber Global, Inc. and the holders thereto

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*@	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*@	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

CATHETER PRECISION, INC. (Registrant)

Date: May 18, 2026	By:	/s/ David A. Jenkins
David A. Jenkins Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2026	By:	/s/ Philip Anderson
Philip Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)