Form 10-Q
period 2026-06-30
Catheter Precision, Inc.
filed 2026-08-14
CIK 1716621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of the close of business on August 10, 2026, the registrant had 14,391,944 shares of common stock, par value $0.0001 per share, outstanding.

CATHETER PRECISION, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CATHETER PRECISION, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$643	$88
Marketable securities	1,196	—
Accounts receivable, net	120	155
Inventories	88	86
Prepaid expenses and other current assets	463	61
Total current assets	2,510	390
Property and equipment, net	128	64
Operating lease right-of-use assets, net	2,509	162
Other non-current assets	160	8
Intangible assets, net	18,601	15,236
Goodwill	12,962	—
TOTAL ASSETS	$36,870	$15,860
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,447	$1,492
Accrued expenses	1,982	1,697
Deferred revenue	145	—
Convertible notes payable, at fair value	—	298
Short-term promissory notes	1,832	—
Short-term notes payable, net of discount	5,192	—
Short-term notes payable due to related parties	401	—
Short-term notes payable of variable interest entities due to related parties	312	306
Deferred stock issuance liability	647	—
Current portion of royalties payable due to related parties	20	51
Current portion of operating lease liabilities	1,474	63
Total current liabilities	13,452	3,907
Royalties payable due to related parties	792	792
Operating lease liabilities	1,155	101
Notes payable of variable interest entities, net of discount	1,398	1,330
Notes payable due to related parties	1,828	1,748
Notes payable	63	—
Deferred tax liability	1,044	1,331
Total liabilities	19,732	9,209
Commitments and Contingencies (see Note 18)
Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized
Series B Convertible Preferred Stock, $0.0001 par value, 3,000 shares designated; 321 and 2,229 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Series C Convertible Preferred Stock (comprising sub-series C-1 and C-2), $0.0001 par value, 7,157 shares designated; 6,940 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Series D Convertible Preferred Stock, $0.0001 par value, 11,028 shares designated; 11,028 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Series J Convertible Preferred Stock, $0.0001 par value, 9,490 shares designated; 9,490 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Series X Convertible Preferred Stock, $0.0001 par value, 15,404 shares designated; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 3,609,471 and 1,738,955 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	332,072	316,589
Accumulated deficit	(314,511)	(309,535)
Total stockholders' equity attributable to Catheter Precision, Inc.	17,561	7,054
Non-controlling interest	(423)	(403)
Total stockholders' equity	17,138	6,651
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,870	$15,860

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product revenue	$270	$212	$518	$355
Service revenue, net	749	—	933	—
Total revenues, net	1,019	212	1,451	355
Cost of revenues:
Cost of product revenue	22	14	53	25
Cost of service revenue	899	—	910	—
Total cost of revenues	921	14	963	25
Gross profit	98	198	488	330
Operating expenses
Selling, general and administrative	3,911	2,881	6,470	6,366
Research and development	142	155	291	258
Acquired in-process research and development	—	1,848	—	1,967
Total operating expenses	4,053	4,884	6,761	8,591
Operating loss	(3,955)	(4,686)	(6,273)	(8,261)
Other income (expense), net
Interest income	4	3	6	21
Interest expense	(161)	(22)	(237)	(26)
Interest expense due to related parties	(43)	(45)	(86)	(90)
Change in fair value of royalties payable due to related parties	—	(1,667)	—	(2,830)
Change in fair value of trading debt securities	—	10	—	10
Change in fair value of minority equity interest	—	—	(2,302)	—
Change in fair value of deferred consideration	318	—	3,195	—
Loss on debt extinguishment	(105)	—	(105)	—
Unrealized gains and losses on marketable securities, net	378	—	378	—
Other expenses, net	(54)	(1)	(59)	(1)
Total other income (expense), net	337	(1,722)	790	(2,916)
Loss from operations before income tax benefit	(3,618)	(6,408)	(5,483)	(11,177)
Income tax benefit	312	950	487	1,674
Net loss	(3,306)	(5,458)	(4,996)	(9,503)
Less: Net loss attributable to non-controlling interest	(11)	(349)	(20)	(349)
Net loss attributable to Catheter Precision, Inc.	$(3,295)	$(5,109)	$(4,976)	$(9,154)
Deemed dividend on warrant inducement offer	—	—	(1,360)	—
Deemed contribution on extinguishment of preferred stock	740	—	740	—
Net loss attributable to Catheter Precision, Inc. common stockholders	$(2,555)	$(5,109)	$(5,596)	$(9,154)
Net loss per share attributable to Catheter Precision, Inc. common stockholders, basic and diluted	$(0.92)	$(7.28)	$(2.26)	$(14.09)
Weighted-average common shares used in computing net loss per share, basic and diluted	2,767,440	701,896	2,481,226	649,558

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(Unaudited)

															Total
	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series J Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Catheter Precision Inc. Stockholders'	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2025	2,229	$—	—	$—	—	$—	9,490	$—	—	$—	1,738,955	$—	$316,589	$(309,535)	$7,054	$(403)	$6,651
Issuance of common stock and other equity-classified contracts, net (see Note 13)	—	—	3,470	—	—	—	—	—	—	—	392,608	—	3,731	—	3,731	—	3,731
Issuance of common stock upon exercise of warrants (see Note 13)	—	—	—	—	—	—	—	—	—	—	225,564	—	401	—	401	—	401
Conversion of preferred stock (see Note 14)	(597)	—	—	—	—	—	—	—	—	—	335,346	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	64	—	64	—	64
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,681)	(1,681)	(9)	(1,690)
Balance at March 31, 2026	1,632	—	3,470	—	—	—	9,490	—	—	—	2,692,473	—	320,785	(311,216)	9,569	(412)	9,157
Issuance of preferred stock, net (see Note 13)	—	—	3,470	—	—	—	—	—	—	—	—	—	3,188	—	3,188	—	3,188
Issuance of preferred stock for business combination (see Note 3)	—	—	—	—	11,028	—	—	—	—	—	—	—	7,833	—	7,833	—	7,833
Extinguishment of preferred stock (see Note 14)	(1,632)	—	—	—	—	—	—	—	—	—	—	—	(1,733)	—	(1,733)	—	(1,733)
Issuance of new preferred stock upon extinguishing old preferred stock (see Note 14)	1,632	—	—	—	—	—	—	—	—	—	—	—	993	—	993	—	993
Deemed contribution on extinguishment of preferred stock (see Note 14)	—	—	—	—	—	—	—	—	—	—	—	—	740	—	740	—	740
Conversion of preferred stock (see Note 14)	(1,311)	—	—	—	—	—	—	—	—	—	916,998	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	266	—	266	—	266
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,295)	(3,295)	(11)	(3,306)
Balance at June 30, 2026	321	$—	6,940	$—	11,028	$—	9,490	$—	—	$—	3,609,471	$—	$332,072	$(314,511)	$17,561	$(423)	$17,138

															Total
	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series J Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Catheter Precision Inc. Stockholders'	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2024	—	$—	—	$—	—	$—	—	$—	12,656	$—	421,296	$—	$304,109	$(292,352)	$11,757	$—	$11,757
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	91	—	91	—	91
Issuance of common stock for vested restricted stock awards	—	—	—	—	—	—	—	—	—	—	2,631	—	—	—	—	—	—
Issuance of common stock for asset acquisition (see Note 16)	—	—	—	—	—	—	—	—	—	—	14,473	—	113	—	113	—	113
Issuance of common stock upon release of Prepaid Series Warrants (see Note 13)	—	—	—	—	—	—	—	—	—	—	49,421	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,045)	(4,045)	—	(4,045)
Balance at March 31, 2025	—	—	—	—	—	—	—	—	12,656	—	487,821	—	304,313	(296,397)	7,916	—	7,916
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	98	—	98	—	98
Issuance of common stock for vested restricted stock awards	—	—	—	—	—	—	—	—	—	—	2,632	—	—	—	—	—	—
Issuance of common stock for asset acquisition (see Note 16)	—	—	—	—	—	—	—	—	—	—	52,631	—	280	—	280	—	280
Issuance of common stock upon release of Prepaid Series Warrants (see Note 13)	—	—	—	—	—	—	—	—	—	—	113,526	—	—	—	—	—	—
Issuance of preferred stock and warrants under the May 2025 PIPE Financing, net of issuance costs	3,000	—	—	—	—	—	—	—	—	—	—	—	2,034	—	2,034	—	2,034
Issuance of common stock upon the ATM Offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	220,185	—	1,570	—	1,570	—	1,570
Conversion of preferred stock	(771)	—	—	—	—	—	—	—	—	—	115,913	—	—	—	—	—	—
Issuance of VIE shares to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	109	109
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,109)	(5,109)	(349)	(5,458)
Balance at June 30, 2025	2,229	$—	—	$—	—	$—	—	$—	12,656	$—	992,708	$—	308,295	$(301,506)	$6,789	$(240)	$6,549

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,996)	$(9,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	787	1,016
Stock-based compensation	330	189
Amortization of operating right-of-use assets	351	44
Change in fair value of minority equity interest	2,302	—
Change in fair value of deferred consideration	(3,195)	—
Change in fair value of deferred stock issuance liability	46
Change in fair value of royalties payable due to related parties	-	2,830
Change in fair value of trading debt securities	-	(10)
Loss on debt extinguishment	105	—
Unrealized gains and losses on marketable securities, net	(378)	—
Deferred income tax benefit	(486)	(1,674)
Acquired in-process research and development	-	1,967
Accretion of discount on note payable	113	10
Changes in operating assets and liabilities:
Accounts receivable	36	(45)
Inventories	(12)	(25)
Prepaid expenses and other assets	(431)	145
Operating lease liabilities	(233)	(4)
Current portion of royalties payable due to related parties	(31)	14
Accounts payable	(146)	361
Accrued expenses	28	(15)
Deferred revenue	(26)	—
Interest payable due to related parties	97	90
Interest accrued on notes payable of variable interest entities	30	9
Interest accrued on notes payable	52	—
Net cash used in operating activities	(5,657)	(4,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of acquired in-process research and development	(103)	(6)
Purchase of marketable securities	(1,000)	—
Purchases of property and equipment	(21)	(17)
Proceeds from sales of marketable securities	182	—
Acquisition, net of cash acquired	(1,210)	—
Net cash used in investing activities	(2,152)	(23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and equity-classified contracts, net of issuance costs	6,919	2,740
Proceeds from deferred stock issuance payable	601
Proceeds from exercise of warrants (see Note 13)	401	—
Payments on short-term notes payable	(2,360)	—
Proceeds from short-term notes payable due to related parties	400	—
Payments on convertible notes payable	(403)	—
Payments on notes payable	-	(151)
Proceeds from notes payable	2,806	—
Net cash provided by financing activities	8,364	2,589
NET CHANGE IN CASH AND CASH EQUIVALENTS	555	(2,035)
CASH AND CASH EQUIVALENTS, beginning of period.	88	2,873
CASH AND CASH EQUIVALENTS, end of period.	$643	$838
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$34	$6
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Deemed dividend on warrant inducement offer	$1,360	$—
Deemed contribution on extinguishment of convertible preferred stock	$740	$—
Fair value of deferred consideration payable for initial minority equity interest	$5,250	$—
Acquisition date fair value of previously held minority equity interest of step acquiree	$2,948	$—
Fair value of deferred consideration payable in connection with acquisition	$5,778	$—
Fair value of convertible preferred stock issued to settle deferred consideration	$7,833	$—
Short-term note payable issued in connection with acquisition	$4,788	$—
Property and equipment reclassified from inventories	$10	$10
Operating right-of-use asset obtained in exchange for new operating lease liabilities	$1,750	$118
Note payable of variable interest entities issued in connection with an asset acquisition	$—	$1,246
Fair value of common stock issued in connection with asset acquisitions	$—	$393
Consideration for asset acquisition included in accounts payable	$—	$213
Consideration for asset acquisition included in non-controlling interest	$—	$109
Fair value of trading debt securities obtained as consideration for convertible preferred stock and other equity-classified warrants	$—	$864

See accompanying notes to unaudited condensed consolidated financial statements.

CATHETER PRECISION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Nature of Operations

The Company

Catheter Precision, Inc. ("Catheter" or the "Company”) was incorporated in California on September 4, 2002, and reincorporated in Delaware in July 2018. On January 9, 2023, Catheter entered into the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Catheter Precision, Inc. (“Old Catheter”), a privately held Delaware corporation. Under the terms of the Merger Agreement, Old Catheter became a wholly owned subsidiary of Catheter, together referred to as the Company, in a stock-for-stock merger transaction (the "Merger"). The Company's operating activities primarily related to Old Catheter's historical business, which included the design, manufacture and sale of new and innovative medical technologies in the field of cardiac electrophysiology (“EP”).

On February 6, 2026, the Company entered into an Acquisition Purchase Agreement with SEG Jets LLC ("SEG Jets"), whereby the Company agreed to acquire 19.98% of the issued and outstanding shares of common stock of Fly Flyte, Inc. ("FLYTE") held by SEG Jets. On March 9, 2026, the Company entered into an Acquisition Purchase Agreement with Creatd, Inc. ("Creatd") and acquired the remaining 80.02% of the issued and outstanding shares of common stock of FLYTE and all of FLYTE’s wholly owned consolidated subsidiaries, which included 100% equity ownership interest in Ponderosa Air, LLC. As a result of these transactions (collectively the "Acquisition"), the Company owns 100% of the issued and outstanding common stock of FLYTE and its wholly owned consolidated subsidiaries. FLYTE and all of its wholly owned consolidated subsidiaries operate as a single business.

After the Acquisition, the Company's operations are organized and managed under two reportable segments: (i) cardiac electrophysiology and (ii) private aviation.

Cardiac Electrophysiology Segment

One of the Company’s two primary products under the cardiac electrophysiology segment is the VIVO System, which is an acronym for View into Ventricular Onset System (“VIVO” or “VIVO System”). VIVO is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to EP procedures. The VIVO System is commercially available in the European Union and has been placed at several hospitals in Europe. United States Food and Drug Administration ("FDA") 510(k) clearance was received, and the Company began commercial sales of VIVO in 2021 in the United States.

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

The Company’s product portfolio also includes the Amigo® Remote Catheter System (the "AMIGO" or "AMIGO System"), a robotic arm that serves as a catheter control device. The Company owns the intellectual property related to AMIGO, and this product is under consideration for future research and development of a second-generation product.

Private Aviation Segment

Through its wholly owned subsidiary, the Company operates a private aviation company providing regional private jet charter services primarily using its own fleet of Cirrus Vision airplanes. Charter customers are sourced through a network of brokers who make a market between customers and private aviation companies, and also through its recently launched Direct to Consumer app and website. The subsidiary’s business strategy includes providing low-cost private aviation compared to traditional charter services as an alternative to driving within the typical 450-mile range of the Vision jet. The company’s recently launched app enables customers to quickly and easily book and pay for flights and has begun to create and increase brand awareness among the company’s target market of customers who choose to reduce the time required to travel to and from destinations with the speed of flight. The company has also recently launched the ability for customers to bid to fly on empty-leg segments intended to turn those segments into cost-neutral or profitable flights. During the remainder of 2026 the company anticipates commencing operating flights to and from the Bahamas, Canada and Mexico.

Reverse Stock Split

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

No fractional shares were issued as a result of the reverse stock split. Stockholders who would otherwise have been entitled to receive a fractional share were entitled to receive their pro rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the reverse stock split (reduced by any customary brokerage fees, commissions and other expenses). All references to share and per share amounts for all periods presented in the unaudited condensed consolidated financial statements have been retrospectively restated to reflect the reverse stock split. All rights to receive shares of common stock under outstanding securities, including but not limited to, warrants and options, were adjusted to give effect to the reverse stock split. Furthermore, proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding warrants and stock options granted by the Company, and the number of shares of common stock reserved for future issuance under the Company’s Equity Incentive Plan.

On April 15, 2026, the shareholders of the Company approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split. The proposal allows, but does not require, the Board to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio of not less than 1-for-2 and not greater than 1-for-100. The Board has not yet effected this reverse stock split.

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

The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception. For the six months ended June 30, 2026, the Company incurred $5.0 million in net losses and used $5.7 million in cash for operating activities. As of June 30, 2026, the Company had an accumulated deficit of $314.5 million, working capital deficit of $10.9 million, and cash and cash equivalents of $0.6 million.

Management expects operating losses and negative cash flows to continue for the foreseeable future. The Company needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its research, development, and commercial operations.

On  February 6, 2026, the Company entered into a Securities Purchase Agreement with certain accredited investors for a private placement financing and issued an aggregate of (i) 392,608 shares of the Company's common stock, par value $0.0001 per share, at a per share purchase price of $1.43 and (ii) 1,617 shares of newly designated Series C-1 Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share, for gross proceeds of $2.2 million, net of $0.2 million in issuance costs. The investors agreed to purchase newly designated Series C-2 and Series C-3 Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share, under additional closings for aggregate gross proceeds of $1.6 million per closing. The additional closings are subject to certain closing conditions, including stockholder approval to issue shares of common stock in excess of 19.99% of the Company’s issued and outstanding shares of common stock and to effect a reverse stock split ("Stockholder Approval”) and, solely with respect to the closing of the Series C-3 Convertible Preferred Stock, declaration of the effectiveness of the Registration Statement filed for the resale of the common stock underlying the Series C-1, C-2, and C-3 Convertible Preferred Stock. The investors also have the right, but not the obligation, to purchase up to an aggregate of $39.2 million of Series C-4 Convertible Preferred Stock, par value $0.0001 per share, with stated value of $1,000 per share in one or more closings.

On  February 6, 2026, the Company also agreed to lower the exercise price of existing warrants and the conversion price of the Series B Convertible Preferred Stock to $1.78 per share for certain holders as consideration for exercising the existing warrants, resulting in aggregate proceeds of $0.4 million.

On  March 9, 2026, the Company entered into an additional Securities Purchase Agreement with certain accredited investors for a private placement financing pursuant to which the investors agreed to purchase 1,853 shares of Series C-1 Convertible Preferred Stock for aggregate gross proceeds of $1.9 million, net of $0.1 million in issuance costs. The investors agreed to purchase newly designated Series C-2 and Series C-3 Convertible Preferred Stock under additional closings for aggregate gross proceeds of $1.9 million per closing. The additional closings are subject to closing conditions, including approval from the Company’s stockholders to issue shares of common stock in excess of 19.99% of the Company’s issued and outstanding shares of common stock and, solely with respect to the closing for the Series C-3 Convertible Preferred Stock, effectiveness of the Registration Statement filed to register the resale of common stock underlying the Series C-1, C-2, and C-3 Convertible Preferred Stock. The investors also have the right, but not the obligation, to purchase up to an aggregate of $39.2 million of Series C-4 Convertible Preferred Stock in one or more closings.

On April 21, 2026, pursuant to the Securities Purchase Agreements dated February 6, 2026 and March 9, 2026, the Company issued an aggregate of 3,470 shares of the Company’s newly designated Series C-2 Convertible Preferred Stock for aggregate gross proceeds of $3.5 million, and net proceeds of approximately $3.2 million after deducting transaction costs of approximately $0.3 million.

On July 15, 2026, pursuant to the Securities Purchase Agreements dated February 6, 2026 and March 9, 2026, the Company issued an aggregate of 3,470 shares of the Company’s newly designated Series C-3 Convertible Preferred Stock for aggregate proceeds of $3.5 million.

On July 30, 2026, pursuant to the Securities Purchase Agreements dated February 6, 2026 and March 9, 2026, the Company issued an aggregate of 2,821 shares of the Company’s newly designated Series C-4 Convertible Preferred Stock for aggregate proceeds of $2.8 million.

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

Reclassifications

Certain prior period financial statement amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit. In the current period, the Company (i) separately discloses interest expense due to related parties in the consolidated statements of operations, and (ii) separately discloses amortization of operating right-of-use assets in the condensed consolidated statements of cash flows. For comparative purposes, amounts in the prior periods have been reclassified to conform to current period presentations.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s unaudited condensed consolidated financial statements are based upon a number of estimates including, but not limited to, the allowance for credit losses, evaluation of impairment of long-lived assets, valuation of long-lived assets and their associated estimated useful lives, reserves for warranty costs, evaluation of probable loss contingencies, fair value of royalties payable due to related parties, fair value of contingent consideration recorded in connection with an asset acquisition, fair value of assumed liabilities, acquired assets, and consideration transferred in connection with a business combination, fair value of preferred stock issued, including valuation of the deemed dividend and contribution, fair value of warrants issued, fair value of deferred stock issuance liabilities, and fair value of equity and liability classified awards granted.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable during the  six months ended June 30, 2026 and 2025. The Company generally maintains cash and cash equivalent balances in various operating accounts at financial institutions with high quality credit ratings in amounts in excess of federally insured limits of $250,000. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to significant or unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company has no significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other hedging arrangements.

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated balance sheets. The Company does not require collateral from its customers to secure accounts receivable.

One customer represented 18% of total revenues for the three months ended  June 30, 2026 and one customer represented 15% of total revenues for the six months ended June 30, 2026. Three customers represented 11%, 15%, and 36% of total revenues for the three months ended June 30, 2025. Two customers represented 13% and one customer represented 38% of total revenues for the six months ended June 30, 2025.

The Company had four and five customers that individually accounted for more than 10% of total accounts receivable included in the condensed consolidated balance sheets as of  June 30, 2026 and December 31, 2025, respectively. Two customers represented 19% and 20% of accounts receivable and two customers each represented 12% of accounts receivable as of  June 30, 2026. Two customers represented 27% and 15%, and three customers each represented 10% of accounts receivable as of  December 31, 2025.

The Company is not dependent on any single supplier for critical components.

Segment Reporting

Following the acquisition of FLYTE, the Company determined that it operates in two reportable segments: (i) cardiac electrophysiology and (ii) private aviation. The Company’s cardiac electrophysiology segment includes all activities related to the marketing, sales, and development of medical technologies in the cardiac electrophysiology field, together with corporate level activities of Catheter Precision, Inc. that are reviewed by the CODM as part of this segment's results. While the commercial efforts that coordinate the marketing, sales, and distribution of the cardiac electrophysiology products are organized by geographic region and product, all of these activities are supported by a single corporate team and distribution channel. The Company’s private aviation segment includes all activities related to the marketing, sales, and delivery of private aviation services to customers through FLYTE. All of its operations are centrally managed within the United States by a single corporate team. The determination of two reportable segments is consistent with the condensed consolidated financial information available and regularly reviewed by the Company’s chief operating decision maker (“CODM”).

The CODM is the Company’s Chief Executive Officer, who reviews and evaluates net loss for each reportable segment, for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. Segment asset measures are not used as a basis for the CODM to evaluate the performance of or to allocate resources to the segments.

The following table summarizes the segment revenues and significant segment expenses included in the measure of segment profit or loss (segment net loss) reviewed by the CODM for the six months ended June 30, 2026 and 2025(in thousands):

	For the Six Months Ended June 30,
	2026			2025
	Cardiac Electrophysiology	Private Aviation	Total	Total
Revenues:
Product revenue
VIVO	$127	$—	$127	$86
LockeT	391	—	391	269
Total product revenues	518	—	518	355

Service revenue, net
Luxe	—	69	69	—
Hops	—	864	864	—
Total service revenues, net	—	933	933	—
Total revenues	518	933	1,451	355

Less:
Cost of revenues:
Cost of product revenue	53	—	53	25
Cost of service revenue	—	910	910	—
Total cost of revenues	53	910	963	25

Acquired in-process research and development expense	—	—	—	1,967
Depreciation and amortization expense	734	52	786	1,060
Stock-based compensation expense	330	—	330	189
Salaries and benefits expense	1,457	287	1,744	2,624
Professional fees	1,641	163	1,804	1,044
Research and development expense	291	—	291	258
Interest income	(6)	—	(6)	(21)
Interest expense	277	46	323	116
Change in fair value of royalties payable due to related parties	—	—	—	2,830
Change in fair value of trading debt securities	—	—	—	(10)
Change in fair value of minority equity interest	2,302	—	2,302	—
Change in fair value of deferred consideration	(3,195)	—	(3,195)	—
Loss on debt extinguishment	105	—	105	—
Unrealized gains and losses, net	(378)	—	(378)	—
Income tax benefit	(487)	—	(487)	(1,674)
Other segment items (1)	1,271	594	1,865	1,450
Segment and consolidated net loss	$(3,877)	$(1,119)	$(4,996)	$(9,503)

The following table summarizes the segment revenues and significant segment expenses included in the measure of segment profit or loss (segment net loss) reviewed by the CODM three months ended  June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,
	2026			2025
	Cardiac Electrophysiology	Private Aviation	Total	Total
Revenues:
Product revenue
VIVO	$54	$—	$54	$71
LockeT	216	—	216	141
Total product revenues	270	—	270	212

Service revenue, net
Luxe	—	27	27	—
Hops	—	722	722	—
Total service revenues, net	—	749	749	—
Total revenues	270	749	1,019	212

Less:
Cost of revenues:
Cost of product revenue	22	—	22	14
Cost of service revenue	—	899	899	—
Total cost of revenues	22	899	921	14

Acquired in-process research and development expense	—	—	—	1,848
Depreciation and amortization expense	367	15	382	529
Stock-based compensation expense	266	—	266	98
Salaries and benefits expense	647	282	929	1,310
Professional fees	1,127	21	1,148	317
Research and development expense	142	—	142	155
Interest income	(4)	—	(4)	(3)
Interest expense	174	30	204	67
Change in fair value of royalties payable due to related parties	—	—	—	1,667
Change in fair value of trading debt securities	—	—	—	(10)
Change in fair value of minority equity interest	—	—	—	—
Change in fair value of deferred consideration	(318)	—	(318)	—
Loss on debt extinguishment	105	—	105	—
Unrealized gains and losses, net	(378)	—	(378)	—
Income tax benefit	(312)	—	(312)	(950)
Other segment items (1)	751	489	1,240	628
Segment and consolidated net loss	$(2,319)	$(987)	$(3,306)	$(5,458)

(1)    Other segment items include other income (expense), net, consulting fees, investor relations and SEC fees, insurance fees, and other selling, general, and administrative expenses. Other selling, general, and administrative expenses primarily consist of travel expenses, computer and information technology expenses, and rent expenses.

In connection with the FLYTE acquisition, including the associated tax implications of the acquisition, the Company recognized $13.0 million in goodwill that is fully allocated to the private aviation segment during the six months ended June 30, 2026.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less at the date of purchase to be cash equivalents. Cash and cash equivalents primarily represent funds invested in readily available checking and money market accounts.

Investments in Marketable Securities

The Company accounts for its investments in equity securities pursuant to ASC 321, Investments—Equity Securities ("ASC Topic 321"). Equity securities with readily determinable fair values are initially recognized and subsequently measured at fair value, with realized and unrealized gains and losses recognized in the condensed consolidated statements of operations within unrealized gains and losses on marketable securities, net. Realized gains and losses are determined based on the difference between the proceeds received and the carrying value of the securities sold.

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

Prepaid expenses, accounts receivable, accounts payable, accrued expenses, and short-term notes payable are reported on the condensed consolidated balance sheets at carrying value, which approximate fair value due to the short-term maturities of these instruments. Similarly, the carrying value of the notes payable approximate their fair value due to the associated effective interest rates of the debt instruments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial instruments (in thousands):

		June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$12	$12	$—	$—
Marketable securities	1,196	1,196	—	—
Total assets	$1,208	$1,208	$—	$—

Liabilities:
Royalties payable due to related parties	$792	$—	$—	$792
Deferred stock issuance liability	647	—	—	647
Total liabilities	$1,439	$—	$—	$1,439

		December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Money market funds	$2	$2	$—	$—
Total assets	$2	$2	$—	$—

Liabilities:
Royalties payable due to related parties	$792	$—	$—	$792
Convertible notes payable	298	—	—	298
Total liabilities	$1,090	$—	$—	$1,090

Royalties Payable Due to Related Parties

The fair value measurement of royalties payable due to related parties includes significant unobservable inputs that are not supported by any market data. Royalties payable due to related parties reflect the present value of estimated future royalty payments. The Company applies an internally developed, revenue adjusted discount rate ("RADR”) to discount back the forecasted royalty payments. The RADR is based on the Company’s weighted average cost of capital ("WACC”) adjusted for the product revenue’s risk profile. The risk-free rate used to determine the cost of equity for the RADR is adjusted to be commensurate with the term of the royalty agreements. Furthermore, the Beta and Risk Premium used to determine the cost of equity are also adjusted to reflect the product revenue's volatility. All other inputs for the RADR and the Company’s WACC are the same. See Note 10, Royalties Payable, for additional information over royalties payable due to related parties.

Convertible Notes Payable

The Company elected the fair value option to measure the convertible notes payable. The fair value of the convertible notes payable is determined using a probability weighted expected return model ("PWER model”) that values the convertible notes payable based on the discounted cash flows of three potential settlement outcomes: (i) the convertible notes payable will be converted into and settled in shares of common stock, (ii) the convertible notes payable’s principal and accrued interest will be paid in cash, and (iii) a dissolution scenario wherein the investor receives a partial payment based on a recovery rate. The conversion outcome incorporates a Monte Carlo simulation to estimate the Company’s common stock price at the expected conversion date and the number of shares issuable based on the variable conversion price. Aside from the probability of the three potential settlement outcomes, the fair value measurement incorporates several significant unobservable inputs, including the recovery rate, implied equity volatility, expected term assumptions, simulated conversion price, and credit-risk adjusted discount rate. The convertible notes payable were settled in June 2026, such that there is no remaining balance as of June 30, 2026. See Note 9, Notes Payable for additional information.

Deferred Consideration

The deferred consideration consisted of two components. The first deferred consideration component arose from the Company's initial 19.98% minority equity interest in FLYTE on  February 6, 2026, and the second component related to the subsequent acquisition of the remaining outstanding equity in FLYTE on  March 9, 2026. See Note 3, Business Combinations, for additional information. The Company was obligated to issue to the sellers an aggregate of 11,028 shares of the Company’s Series D Convertible Preferred Stock. In accordance with ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), this obligation failed to meet the equity classification criteria in ASC Topic 815-40-25. Therefore, it did not qualify for the scope exception from derivative accounting. This obligation was classified as a current liability on the condensed consolidated balance sheet and measured at fair value, with changes in fair value reflected in the condensed consolidated statements of operations. The deferred consideration was settled on April 20, 2026, when the Company issued 11,028 shares of Series D Convertible Preferred Stock to the sellers.

The deferred consideration was classified as a Level 3 recurring liability because the valuation utilized certain unobservable inputs that were supported by little or no market data. The fair value of the Series D Convertible Preferred Stock was measured using the if converted method, which included contractual terms such as the number of units issued, the $1,000 issued stated value, and the contractual conversion price. The if converted method also utilized observable inputs, such as the underlying common stock price on the acquisition date and the period end remeasurement date, and incorporated unobservable inputs related to a 20% discount for lack of marketability.

The fair value of the first component of deferred consideration initially recorded on  February 6, 2026 was approximately $5.3 million. Upon obtaining control of FLYTE on  March 9, 2026, the Company recorded the second component of the deferred consideration of approximately $5.8 million. The Company remeasured the total deferred consideration, resulting in a decrease in fair value of approximately $0.3 million and $2.9 million during the three and six months ended June 30, 2026, respectively. The change in fair value was recognized as a gain in the condensed consolidated statements of operations.

Deferred Stock Issuance Liability

On June 28, 2026, the Company received advanced proceeds of $0.6 million from an investor in exchange for the future issuance of the Series C-3 Convertible Preferred Stock pursuant to the Securities Purchase Agreements dated February 6, 2026 and March 9, 2026. The issuance of the Series C-3 Convertible Preferred Stock is contingent upon the effectiveness of the registration rights agreement filed for the resale of the shares of common stock underlying the Series C-1, Series C-2, and Series C-3 Convertible Preferred Stock. The deferred stock issuance liability represents the Company's obligation to contingently issue 601 shares of Series C-3 Convertible Preferred Stock to the investor.

In accordance with ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), this obligation failed to meet the equity classification criteria in ASC Topic 815-40-25. Therefore, it does not qualify for the scope exception from derivative accounting. This obligation is classified as a liability on the condensed consolidated balance sheet and measured at fair value, with changes in fair value reflected in the condensed consolidated statements of operations at each reporting period end under other expenses, net. The deferred stock issuance liability is classified as a current liability on the condensed consolidated balance sheets as it was settled within twelve months of the balance sheet date. The deferred stock issuance liability was settled on July 15, 2026, when the Company issued 601 shares of Series C-3 Convertible Preferred Stock pursuant to the Securities Purchase Agreements dated February 6, 2026 and March 9, 2026 to the investor. See Note 20, Subsequent Events, for additional information over the total number of shares of Series C-3 Convertible Preferred Stock issued pursuant to the Securities Purchase Agreements dated February 6, 2026 and March 9, 2026.

The deferred stock issuance liability has been classified as a Level 3 recurring liability because the valuation utilizes certain unobservable inputs that are supported by little or no market data. The fair value of the Series C-3 Convertible Preferred Stock is measured using the if converted method, which included contractual terms such as the number of shares issued, the $1,000 issued stated value, and the contractual conversion price. The if converted method also utilizes observable inputs, such as the underlying common stock price on the acquisition date and the period end remeasurement date, and incorporated unobservable inputs related to a 20% discount for lack of marketability.

The fair value of the deferred stock issuance liability initially recorded on June 28, 2026 was approximately $0.6 million. The Company remeasured the total deferred consideration as of June 30, 2026, resulting in an increase in fair value of approximately $47 thousand, which was recognized under other expenses, net in the condensed consolidated statements of operations. As of June 30, 2026, the fair value of the deferred stock issuance liability was approximately $0.6 million.

The following tables summarize the significant unobservable inputs used in Level 3 financial instruments as of June 30, 2026:

Instrument	Valuation Technique	Unobservable Input	Input Range
Royalties payable due to related parties	Discounted future cash flows	Revenue adjusted discount rate	19.5%
Deferred stock issuance liability	If converted method	Discount for lack of marketability	20%

The significant unobservable inputs used for royalties payable due to related parties as of December 31, 2025 are the same as those displayed above for June 30, 2026.

The table below summarizes the change in account balance for Level 3 financial instruments for the three and six months ended June 30, 2026 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Royalties Payable due to Related Parties	Deferred Stock Issuance Liability	Deferred Consideration	Convertible Notes Payable
Balance at January 1, 2026	$792	$—	$—	$298
Fair value at issuance	—	—	11,028	—
Change in fair value	—	—	(2,877)	—
Balance at March 31, 2026	792	—	8,151	298
Fair value at issuance	—	601	—	—
Change in fair value	—	46	(318)	—
Settlement of financial instruments	—	—	(7,833)	(403)
Realized (gains) and losses	—	—	—	105
Balance at June 30, 2026	$792	$647	$—	$—

The table below summarizes the change in account balance for Level 3 financial instruments for the three and six months ended June 30, 2025 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Royalties Payable due to Related Parties	Trading Debt Securities
Balance at January 1, 2025	$9,213	$—
Change in fair value	1,163	—
Balance at March 31, 2025	10,376	—
Purchased	—	864
Change in fair value	1,667	10
Balance at June 30, 2025	$12,043	$874

Increases or decreases in the fair value of royalties payable due to related parties and deferred stock issuance liability can result from updates to assumptions. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Changes or updates to assumptions could have a material impact on the reported fair value, the change in fair value, and the results of operations in any given period.

Accounts Receivable and Allowances for Credit Losses

Accounts receivable consists of trade receivables recorded at invoiced amounts. Accounts receivable are presented net of any discounts and allowance for credit losses, are unsecured and do not bear interest. Accounts receivable are evaluated for collectability based on historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts, including the probability of future collection and estimated loss rates based on aging schedules.

Changes in the estimated collectability of accounts receivable are recorded in the condensed consolidated statements of operations in the period in which the estimate is revised. Accounts receivable are written off as uncollectible after all means of collection are exhausted. Any subsequent recoveries are credited to the allowance for credit losses. As of  June 30, 2026 and December 31, 2025, the allowance for credit losses related to accounts receivable was immaterial.

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

The Company completed a qualitative assessment and determined that there was no evidence of impairment to the balance of its goodwill and indefinite-lived intangible assets as of June 30, 2026. The Company did not have goodwill nor indefinite-lived intangible assets as of  December 31, 2025.

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

There were no impairment charges recorded as of  June 30, 2026 and 2025.

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

Debt Securities

Debt securities consist of the QHSLab Notes, which were received as partial consideration for the PIPE Units and Series B Convertible Preferred Stock issued by the Company under the May 2025 PIPE Financing (see Note 13, Equity Offerings for further details). One QHSLab Note was originally issued on August 10, 2021 with a principal amount of $806 thousand, a maturity date of August 10, 2022, an interest rate of 5% per annum, a default interest rate of 18%, and a conversion rate of 20 cents per share of common stock of QHSLab, Inc. (“QHSLab”). The second QHSLab Note was originally issued on July 19, 2022 with a principal amount of $440,000, a maturity date of July 19, 2023, interest rate of 5% per annum, a default interest rate of 18%, and conversion rate of 20 cents per share of common stock of QHSLab. Both QHSLab Notes were in default at the date of transfer.

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

Trading debt securities are initially and subsequently measured at fair value in the condensed consolidated balance sheets, with unrealized holding gains and losses included in change in fair value of trading debt securities in the condensed consolidated statements of operations. The QHSLab Notes were valued at $864 thousand at the close of the May 2025 PIPE Financing. The Company recorded unrealized gains of $10 thousand for the QHSLab Notes for the three and six months ended June 30, 2025, such that the QHSLab Notes were valued at $874 thousand as of June 30, 2025. In November 2025, the Company sold the QHSLab Notes. The Company does not hold any trading debt securities as of December 31, 2025.

Convertible Notes Payable

Convertible notes payable represent debt-host financial instruments whose embedded features must be assessed for bifurcation and separate accounting as derivative liabilities under ASC Topic 815, unless the fair value option is elected to measure certain financial assets and liabilities at fair value under ASC Topic 825, Financial Instruments ("ASC Topic 825”). The fair value option  may be elected on a financial instrument-by-financial instrument basis and is irrevocable, unless a new election date occurs. The fair value option simplifies the accounting by requiring the entire financial instrument to be measured at fair value.

As permitted under ASC Topic 825, the Company elected the fair value option to account for the convertible notes payable issued on December 26, 2025 (see Note 9, Notes Payable). The Company records convertible notes payable at fair value with any changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations. The change in fair value of convertible notes payable includes interest expense accrued for the convertible notes payable. Any portion of the change in fair value that is attributed to a change in the convertible note payables’ credit risk is recognized as a component of other comprehensive income. As a result of applying the fair value option, any debt issuance costs related to the convertible notes payable were expensed as incurred and were not deferred.

The convertible notes payable were settled in June 2026, such that there is no remaining balance as of June 30, 2026. See Note 9, Notes Payable for additional information.

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

As of June 30, 2026, Cardionomix only had a note payable with a carrying value of $1.4 million that was issued in May 2025 in connection with the asset acquisition. This note payable is presented under notes payable of variable interest entities, net of discount in the condensed consolidated balance sheets. Cardionomix does not hold any other material assets or liabilities as of June 30, 2026. Creditors of Cardionomix have no recourse to the Company’s general credit and their claims are limited solely to the assets of Cardionomix. Unless Cardionomix can obtain its own dedicated financing, the Company does not currently intend to allocate capital to fund the clinical development of the acquired assets.

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

As of June 30, 2026, KardioNav's only assets or liabilities relate to short-term notes payable of variable interest entities due to related parties with a carrying value of $312 thousand included in the condensed consolidated balance sheets. KardioNav does not hold any other material assets or liabilities.

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

See Note 13, Equity Offerings and Note 14, Preferred Stock for additional information on the freestanding financial instruments assessed under ASC Topic 480 and ASC Topic 815-40 for equity or liability classification.

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

The Company invoices the customer for the VIVO System and related software upgrades after physical possession and control of the VIVO System has been transferred to the customer. Subsequent renewals for software upgrades are invoiced at inception of the renewed term. The timing of payment for the corresponding invoices depends on the credit terms identified in each customer contract. There were no software upgrade services revenues during the six months ended June 30, 2026 and 2025.

LockeT

The LockeT device represents a performance obligation in the customer contract. The Company recognizes revenue when it transfers control of the LockeT device to the customer, which happens when the Company delivers the product to the customer.

Private Aviation Charter Services

The Company generates revenue through two primary private aviation services: Hops and Luxe.

Hops refers to Flyte’s short-haul private charter service, through which Flyte arranges charter routes using leased jets and pilots dedicated to Flyte’s operations. These flights are conducted on Company-managed aircraft and typically service high-demand regional routes throughout the New York Metro Area, Long Island, New England and the Eastern seaboard, to any destination within 400 nautical miles of the Company’s base in Farmingdale, New York. Each flight represents a performance obligation. For Hops arrangements, the Company acts as the principal because it controls the specified flight service before it is transferred to the customer, is primarily responsible for operating and fulfilling the flight, and has discretion in establishing pricing. Accordingly, Hops revenue is presented on a gross basis in the condensed consolidated statements of operations. Revenue includes base charter rates, repositioning fees, and ancillary charges.

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

Disaggregation of Revenue

The following table summarizes disaggregated revenue by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Product Revenue
US	$210	$173	$364	$308
Europe	60	39	154	47
Total Product Revenue	$270	$212	$518	$355

Service Revenue
US	$749	$—	$933	$—
Europe	—	—	—	—
Total Service Revenue	$749	$—	$933	$—

Deferred Revenue

Deferred revenues primarily consist of contract liabilities and represent amounts billed to, or collected from, customers in advance of the Company satisfying the related performance obligations. The Company recognizes revenue from deferred revenue as the related products or services are transferred to customers in accordance with the terms of the underlying customer contract.

The Company’s contract liabilities were assumed in connection with the acquisition of FLYTE and relate to customer arrangements of the acquired business for which consideration had been received, or amounts had been billed, prior to the satisfaction of the related performance obligations. The Company had de minimis contract liabilities prior to the acquisition of FLYTE. As of June 30, 2026, the Company had no contract assets related to contracts with customers. Deferred revenue is presented as a current liability in the condensed consolidated balance sheets to the extent the Company expects to recognize the related revenue within the next twelve months.

The following table summarizes the changes in the deferred revenue balance as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Deferred revenue, beginning of period	$—	$—
Deferred revenue assumed as part of acquisition (see Note 3)	171	—
Revenue recognized during the period related to amounts included in the deferred revenue assumed	(191)	—
Revenue deferred, net of revenue recognized during the period	165	—
Deferred revenue, end of period	$145	$—

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net product sales, while all other shipping and handling costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Advertising and Marketing

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Advertising costs were $207 thousand and $233 thousand during the three and six months ended June 30, 2026, respectively, $50 thousand and $133 thousand during the three and six months ended June 30, 2025, respectively.

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

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation did not have a material impact on our income tax expense for the six months ended June 30, 2026.

Basic and Diluted Net Loss per Share

Earnings per share attributable to Catheter Precision, Inc. common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for the holders of the Company’s common shares and participating securities. The Company’s Series X Convertible Preferred Stock, of which no shares were outstanding as of June 30, 2026, as well as Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series J Convertible Preferred Stock, and outstanding warrants are participating securities as they contain participating rights in distributions made to common stockholders. Since the participating securities do not include a contractual obligation to share in the losses of the Company, they are not included in the calculation of net loss per share in the periods that have a net loss. In addition, common stock equivalent shares (whether or not participating) are excluded from the computation of diluted loss per share in periods in which they have an anti-dilutive effect on net loss per common share.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to Catheter Precision, Inc. common stockholders, diluted net loss per share attributable to Catheter Precision, Inc. common stockholders is the same as basic net loss per share attributable to Catheter Precision, Inc. common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from outstanding warrants, stock options, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, and Series J Convertible Preferred Stock were anti-dilutive (see Note 12, Net Loss per Share).

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"), which is intended to clarify, correct errors in and make improvements across various topics in the FASB Accounting Standards Codification ("ASC"). ASU 2025-12 is effective for interim reporting period within annual reporting periods beginning after December 15, 2026, with early adoption permitted. Adoption can be applied prospectively or retrospectively. The Company is currently evaluating the potential impact that ASU 2025-12  may have on its condensed consolidated financial statements and related disclosures. The Company does not expect this update to have a material effect on the Company's condensed consolidated financial statements.

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

On March 9, 2026, the Company entered into an Acquisition Purchase Agreement with Creatd and acquired the remaining 80.02% of the issued and outstanding shares of common stock of FLYTE and 100% of the membership interests of Ponderosa. The Company was obligated to issue to the sellers an aggregate of 5,778 additional shares of the Company’s Series D Convertible Preferred Stock, which was recorded as the second component of deferred consideration as of March 9, 2026. The purpose of the Acquisition was to acquire FLYTE’s and Ponderosa’s operations related to aviation, assets, and technology platform.

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

The Acquisition is being accounted for as a business combination in accordance with ASC Topic 805. The Company estimated the fair values of the assets acquired and liabilities assumed in the Acquisition. These values have been prepared based on preliminary estimates of the fair value of the consideration paid, assets acquired, and liabilities assumed. The Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily the final valuation of goodwill and intangible assets; therefore, the final fair value of the assets acquired and liabilities assumed, which will be completed within the measurement period of up to one year from the acquisition date,  may vary from the Company’s preliminary estimates. The Company will continue to evaluate and refine the allocation based on additional information obtained during the measurement period in accordance with ASC 805.

During the measurement period, there were changes to the preliminary purchase price allocation based on adjustments to the fair value of the acquired assets and assumed liabilities. The measurement period adjustment did not have a material impact on the condensed consolidated statements of operations. The following table summarizes the preliminary purchase price allocations relating to the Acquisition as of the Acquisition date and related adjustments thereafter (in thousands):

Description	As Originally Reported	Measurement Period Adjustments	As Adjusted
Assets acquired:
Cash and cash equivalents	$29	$—	$29
Accounts receivable	1	—	1
Prepaid expenses and other current assets	74	—	74
Property and equipment	68	—	68
Operating lease right-of-use assets	948	—	948
Intangible assets	7,450	(3,333)	4,117
Goodwill	9,430	3,532	12,962
Other non-current assets	49	—	49
Total assets acquired	$18,049	$199	$18,248

Liabilities assumed:
Accounts payable	$204	$—	$204
Accrued expenses	509	—	509
Current portion of operating lease liabilities	554	—	554
Deferred revenue	171	—	171
Deferred tax liability	—	199	199
Short-term notes payable	1,400	—	1,400
Notes payable	64	—	64
Operating lease liabilities	394	—	394
Total liabilities assumed	3,296	199	3,495
Total purchase price	$14,753	$—	$14,753

The Company recognized $13.0 million in total goodwill as of  June 30, 2026 which shows the net impact of the measurement period adjustments recorded as of June 30, 2026. All intangible assets acquired are subject to amortization and their associated estimated acquisition date fair values and estimated useful lives are as follows (in thousands except for estimated useful life which is in years):

	Estimated	Estimated
Intangible Assets	Fair Value	Useful Life
Applications	$200	5
FAA Part 135 Operating Certificate	2,417	Indefinite
Trademarks/ trade names	1,300	15
Customer list/ relationships	200	15
	$4,117

Transaction costs incurred in connection with this business combination amounted to approximately $0.1 million during the six months ended June 30, 2026, and are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Pro Forma Financial Information

The following table represents the revenue and net loss, of the acquired entities, as reported on a pro forma basis as if the Acquisition occurred on January 1, 2025. These pro forma results are not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the first day of the period presented, nor does the pro forma financial information purport to represent the results of operations for future periods. The following information for three and six months ended June 30, 2026 and 2025 is presented in thousands:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue associated with the cardiac electrophysiology business	$270	$212	$518	$355
Revenue associated with the acquired FLYTE business	749	800	1,456	981
Total revenues, net	$1,019	$1,012	$1,974	$1,336

Net loss associated with the cardiac electrophysiology business	$(2,319)	$(5,458)	$(3,877)	$(9,503)
Net loss associated with the acquired FLYTE business	(987)	(142)	(1,085)	(797)
Total net loss	$(3,306)	$(5,600)	$(4,962)	$(10,300)

Note 4. Marketable securities

On June 7, 2026, the Company entered into a Securities Purchase Agreement with Volato Group, Inc. ("Volato"), whereby the Company agreed to purchase 2,941,176 unregistered shares of Volato common stock, par value $0.0001 per share, ("Volato Shares") at a purchase price of $0.34 per share, for an aggregate cash purchase price of $1 million in a private placement transaction. As consideration for the Company’s participation in the transaction as the Lead Investor, Volato agreed to deliver to the Company 451,901 shares of registered common stock of flyExclusive Inc. (“FLYX”) (“FLYX Shares”), par value $0.0001 per share. In connection with the transaction, the Company and Volato entered into a Registration Rights Agreement pursuant to which Volato agreed to register for resale the Volato Shares. As of July 2, 2026, the Volato Shares were registered with the SEC and the registration statement had been declared effective.

On June 18, 2026, all closing conditions were met and the Volato Shares and FLYX Shares were issued on that date. The Company acquired a minority equity interest in Volato and FLYX. The investments are passive in nature, such the Company does not participate in the management nor operations of Volato and FLYX. Accordingly, the Company does not have the ability to exercise significant influence over the investees and accounts for the investments as equity securities under ASC 321.

The Company initially recognized each investment at its fair value on  June 18, 2026. Because the aggregate fair value of the Volato Shares and FLYX Shares of $1.5 million exceeded the $1.0 million of cash consideration transferred to Volato, the Company recognized a day 1 gain of approximately $0.5 million upon issuance. The Volato Shares and FLYX Shares represent equity securities with readily determinable fair values that are remeasured at fair value each reporting period with changes in fair value recorded under unrealized gains and losses on marketable securities, net in the condensed consolidated statements of operations. The fair value of the Volato Shares and FLYX Shares is measured on a recurring basis using quoted prices in active markets; accordingly, the Company classifies both investments as Level 1 within the fair value hierarchy under ASC 820.

The Volato and FLYX Shares are classified as current assets and presented as marketable securities in the condensed consolidated balance sheet, totaling $1.2 million as of June 30, 2026. The Company classifies these securities as current assets based on its intent and ability to sell them within one year.

The following table represents gains and losses on our investments in marketable securities presented in our condensed consolidated statements of 0perations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Unrealized gains, net	$393	$—	$393	$—
Realized losses	$(15)	$—	$(15)	$—

Note 5. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$26	$37
Finished goods	62	49
Inventories	$88	$86

There were no charges for inventory obsolescence or allowance recorded for the three and six months ended June 30, 2026 and 2025.

Note 6. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Machinery and equipment	$36	$36
Computer hardware and software	131	42
LockeT animation video	29	29
VIVO DEMO/Clinical Systems	136	126
Property and equipment, gross	332	233
Accumulated depreciation	(204)	(169)
Property and equipment, net	$128	$64

Depreciation expense was $21 thousand and $35 thousand for the three and six months ended June 30, 2026, respectively, and $18 thousand and $38 thousand for the three and six months ended June 30, 2025, respectively.

Note 7. Goodwill and Other Intangible Assets

The Company's carrying amount of goodwill in the condensed consolidated balance sheet as of  June 30, 2026 represents the excess fair value of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed in the acquisition of FLYTE. See Note 3, Business Combinations, for additional information.

The following table summarizes the Company’s intangible assets as of  June 30, 2026 (in thousands):

	Estimated
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	( Years)	Amount	Amortization	Value
Amortized intangible assets:

Cardiac electrophysiology segment
Developed technology ‐ VIVO	10	$170	$(9)	$161
Developed technology ‐ LockeT	14	18,770	(4,692)	14,078
Customer relationships	6	62	(36)	26
Trademarks/trade names ‐ VIVO	10	14	(1)	13
Trademarks/trade names ‐ LockeT	9	409	(159)	250
		$19,425	$(4,897)	$14,528
Private aviation segment
Applications	5	200	(13)	187
Trademarks/ trade names	15	1,300	(27)	1,273
Customer list/ relationships	15	200	(4)	196
		$1,700	$(44)	$1,656
		$21,125	$(4,941)	$16,184
Indefinite life intangible assets:
Private aviation segment
Goodwill	—	12,962	—	12,962
FAA Part 135 Operating Certificate	—	2,417	—	2,417

Total		$36,504	$(4,941)	$31,563

The following table summarizes the Company’s intangible assets as of  December 31, 2025 (in thousands):

	Estimated
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	( Years)	Amount	Amortization	Value
Amortized intangible assets:

Cardiac electrophysiology segment
Developed technology ‐ VIVO	15	$170	$—	$170
Developed technology ‐ LockeT	14	18,770	(4,022)	14,748
Customer relationships	6	62	(31)	31
Trademarks/trade names ‐ VIVO	9	14	—	14
Trademarks/trade names ‐ LockeT	9	409	(136)	273
		$19,425	$(4,189)	$15,236

The estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

Future
Amortization
Years ending December 31,	Expense
Remainder of 2026	$779
2027	1,555
2028	1,555
2029	1,545
2030	1,545
Thereafter	9,205
Total	$16,184

The Company uses the straight-line method to determine amortization expense for its definite lived intangible assets. Amortization expense, included within selling, general and administrative expenses in the condensed consolidated statements of operations, for the Company's intangible assets was $0.4 million and $0.5 million for the three months ended  June 30, 2026 and 2025, respectively, and $0.8 million and $1 million for the six months ended June 30, 2026 and 2025, respectively.

Note 8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Legal expenses	$457	$135
Offering costs	1,356	1,356
Compensation and related benefits	102	75
Other accrued expenses	67	131
Accrued expenses	$1,982	$1,697

Note 9. Notes Payable

Note Payable - Director and Officer Liability Insurance

The Company purchased director and officer liability insurance coverage on September 26, 2024 for $293 thousand. A down payment of $44 thousand was made and the remaining balance of $249 thousand was financed over 10 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan was 9.99%. Interest expense on this loan was $6 thousand for the six months ended June 30, 2025. The loan balance was paid off in July 2025, such that there is no remaining balance as of June 30, 2026 and  December 31, 2025.

The Company purchased director and officer liability insurance coverage on  October 1, 2025 for $77 thousand. A down payment of $15 thousand was made and the remaining balance of $62 thousand was financed over 3 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan was 11.34%. The loan balance was paid off in  December 2025, such that there is no remaining balance as of June 30, 2026 and  December 31, 2025.

The Company purchased director and officer liability insurance coverage on January 31, 2026 for $277 thousand. A down payment of $55 thousand was made and the remaining balance of $221 thousand was financed over 9 months through a short-term financing arrangement. The interest rate on the loan is 9.39%. Interest expense on this loan was $3 and $7 thousand for the three and six months ended June 30, 2026, respectively. The loan balance was $100 thousand as of June 30, 2026, and is recorded under short-term notes payable in the condensed consolidated balance sheets.

Note Payable - Aviation Insurance

The Company purchased aviation insurance coverage on May 5, 2026 and subsequently purchased two additional coverages on June 1, 2026 and June 10, 2026 for a total premium of $180 thousand. A down payment of $24 thousand was made and the remaining balance of $156 thousand was financed over 12 months through a short-term financing arrangement with its insurance carrier. The interest rate on the loan is 8.99%. Interest expense on this loan was $1 thousand for the three and six months ended June 30, 2026. The loan balance was $141 thousand as of June 30, 2026, and is recorded under short-term notes payable in the condensed consolidated balance sheets.

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

Interest expense on this note was $34 thousand and $68 thousand for the three and six months ended June 30, 2026, respectively. Interest expense on this note was $19 thousand for the three and six months ended June 30, 2025. The Note Payable and related accrued interest totaled $1.4 million as of  June 30, 2026, which included a principal balance of $1.5 million and accrued interest expense of $69 thousand net of unamortized discounts of $171 thousand. The Note Payable and related accrued interest totaled $1.3 million as of December 31, 2025, which included a principal balance of $1.5 million and accrued interest expense of  $39 thousand net of unamortized discounts of $209 thousand. The Note Payable and related accrued interest was recorded under notes payable of variable interest entities on the condensed consolidated balance sheets.

Promissory Notes (Collectively, the "Related Party Notes")

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

On  December 31, 2025, the Company entered into the second amendment of the Related Party Notes, which extended the maturity date of the notes payable to the Jenkins Family Charitable Institute to  January 31, 2028, and the notes payable to FatBoy Capital, L.P. and Mr. Jenkins to  January 31, 2029. As part of the second amendment, the Company issued 170,000 Series M Warrants to FatBoy Capital L.P. and Mr. Jenkins, respectively, and transferred the Perikard membership interests to Mr. Jenkins for de minimis proceeds. All other terms and conditions remained unchanged. The second amendment was accounted for as a debt extinguishment since the amended terms and conditions were substantially different from prior terms and conditions. In accordance with ASC Topic 470-50, the Company derecognized the net carrying amount of the original Related Party Notes and recorded the amended Related Party Notes at fair value. Since the fair value of the amended Related Party Notes of $1.7 million was greater than the principal balance of $1.5 million, the Company recognized a premium of $0.2 million as of December 31, 2025. The difference between the reacquisition price, which is the sum of the fair values of the amended Related Party Notes, Perikard membership interests, and Series M Warrants, and the net carrying amount of the original Related Party Notes of $0.6 million was recorded as loss on debt extinguishment in the consolidated statement of operations for the year ended  December 31, 2025. See Note 13, Equity Offerings, and Note 16, Asset Acquisitions, for additional information on the Series M Warrants issued and the Perikard patents transferred in connection with the debt extinguishment, respectively.

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

On June 24, 2026, the Company issued a short-term promissory note with a face value of $400 thousand to FatBoy Capital, L.P. (the “June 2026 Note”). The June 2026 Note bears interest at 12% per annum and matures on the earlier of the Series C-3 Preferred Stock funding or September 24, 2026. Principal and accrued interest are payable on the maturity date, and the Company may prepay all or any portion of the June 2026 Note without penalty. The June 2026 Note, together with the previously issued Related Party Notes described above, are collectively referred to as the “Related Party Notes".

Interest expense on the Related Party Notes was $40 thousand and $80 thousand for the three and six months ended June 30, 2026, respectively. Interest expense on the Related Party Notes was $45 thousand and $90 thousand for the three and six months ended June 30, 2025, respectively.

The Related Party Notes and related accrued interest totaled $2.2 million as of  June 30, 2026, of which $239 thousand related to unamortized premiums that arose from the debt extinguishment of the original Related Party Notes and $90 thousand related to accrued interest. The Related Party Notes totaled $1.7 million as of December 31, 2025, of which $248 thousand related to unamortized premiums that arose from the debt extinguishment of the original Related Party Notes. The Related Party Notes, including accrued interest and unamortized premiums, are recorded under the short-term notes payable due to related parties and notes payable due to related parties on the condensed consolidated balance sheets.

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

Interest expense on this note was $3 thousand and $6 thousand for the three and six months ended June 30, 2026, respectively. The Notes Payable and related accrued interest totaled $312 thousand as of  June 30, 2026, which included a principal balance of $300 thousand and accrued interest of $12 thousand. The Notes Payable and related accrued interest totaled $306 thousand as of December 31, 2025, of which $6 thousand related to accrued interest. The Notes Payable and related accrued interest are recorded under short-term notes payable of variable interest entities due to related parties on the condensed consolidated balance sheets.

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

On June 22, 2026, the Company prepaid the outstanding balance of the convertible notes payable of $0.3 million by paying $0.4 million in cash, which equals 125% of the outstanding balance. The Company recognized a loss on debt extinguishment of $0.1 million in the condensed consolidated statements of operations. There is no remaining balance for the convertible notes payable as of June 30, 2026.

Bridge Notes

From January 12 through June 5, 2026, the Company issued several short-term promissory notes to SEG Opportunity Fund, LLC, C/M Capital Master Fund LP and WVP Emerging Manager Onshore Fund, LLC with aggregate principal of $2.4 million (collectively, the “Bridge Notes”). The Bridge Notes bear interest at 12% per annum, had original maturity dates ranging from February 11 through July 5, 2026, and are prepayable at any time without penalty or premium. Amounts not paid when due bear default interest at 18% per annum.

During the six months ended June 30, 2026, the Company repaid $615 thousand of principal, together with the related accrued interest, of the Bridge Notes issued from January through  March 2026. As of June 30, 2026, the remaining Bridge Notes had an aggregate outstanding principal of $1.8 million and accrued interest of approximately $19 thousand, resulting in an aggregate carrying amount of $1.8 million. The Bridge Notes and related accrued interest are recorded within short-term promissory notes on the condensed consolidated balance sheet. Interest expense related to the Bridge Notes was $16 thousand and $21 thousand for the three and six months ended June 30, 2026, respectively.

The $480 thousand Bridge Note issued to SEG Opportunity Fund, LLC on May 18, 2026 matured on June 18, 2026 and remained outstanding as of June 30, 2026 such that the short-term promissory note is in default as of June 30, 2026. The Company settled the outstanding balance of $488 thousand, including $8 thousand in accrued interest, on  July 13, 2026. No other Bridge Notes were in default as of June 30, 2026.

Notes Payable Assumed in Connection with the FLYTE Acquisition

In connection with the acquisition of FLYTE, the Company assumed an outstanding secured promissory note payable to the former Chief Executive Officer of FLYTE with an outstanding principal balance of $365 thousand (the “Sellouk Note”). The Sellouk Note accrues interest at a flat rate of $3 thousand per month and had an amended maturity date of   February 27, 2026. The Sellouk Note is currently in default and shall continue to accrue interest at a flat rate of $3 thousand per month until it is paid.  The Company recognized the Sellouk Note at its acquisition-date fair value of $365  thousand. Interest expense on the Sellouk Note was $9 and $11 thousand for the three and six months ended June 30, 2026 , respectively. The Sellouk Note had a principal balance of $256 thousand and no accrued interest as of June 30, 2026 . The Sellouk Note is recorded under short-term notes payable, net of discount on the condensed consolidated balance sheet.

Furthermore, in connection with the acquisition of FLYTE on March 9, 2026, the Company assumed certain notes payable issued by FLYTE to various lenders, including certain related parties (collectively, the “Assumed Notes”). See Note 3, Business Combination for additional information over the Assumed Notes. The Assumed Notes were issued between December 8, 2022 and August 20, 2024, have stated maturity dates ranging from October1, 2023 to September 30, 2024, including certain notes that were subsequently extended, and bear stated interest rates ranging from 5% to 12% per annum.

All of the Assumed Notes had matured prior to the acquisition date and were in default as of June 30, 2026. The Assumed Notes continue to accrue interest at their stated interest rates, except for two of the Assumed Notes with an outstanding carrying value of $157 thousand that accrue interest at the default rate of 24% per annum on the outstanding principal balance of $110 thousand as of June 30, 2026. As a result of the defaults, the outstanding principal and accrued interest are due at the holders’ election, subject to the terms of the applicable notes.

Certain of the Assumed Notes include automatic conversion provisions that would be triggered upon an initial public offering of FLYTE, generally at a conversion price equal to 75% of the initial public offering price, subject to customary adjustments. Certain other Assumed Notes include conversion provisions based on 45% of the initial public offering price or, alternatively, an optional conversion price of $1.80 per share or a valuation-based price. The conversion provisions should be bifurcated and accounted for as a derivative under ASC Topic 815. The estimated fair value of these embedded derivatives was deemed to be de minimis as of the acquisition date and at  June 30, 2026.

As of the acquisition date and  June 30, 2026, the Assumed Notes and related accrued interest totaled  $1.3 million, which included a principal balance of $1 million and accrued interest of  $0.3 million. The Assumed Notes are recorded under short-term notes payable, net of discount in the condensed consolidated balance sheets. The Company recognized interest expense of  $16 thousand and  $32 thousand related to the Assumed Notes for the three and six months ended June 30, 2026, respectively.

SBA Loan Assumed in Connection with the FLYTE Acquisition

In connection with the acquisition of FLYTE, the Company assumed a loan payable to the United States’ Small Business Administration (“SBA Loan”). The SBA Loan was issued on June 13, 2020, with an original principal amount of $63,800. The loan accrues interest at 3.75% per annum and is payable in fixed installments of $311 monthly, beginning 12 months from the date of issuance. The outstanding principal and interest of the SBA Loan shall be fully repaid thirty years from the date of issuance. The Company recognized the SBA Loan at its acquisition-date fair value of $63 thousand. Interest expense on the SBA Loan was less than $1 thousand for the three and six months ended June 30, 2026. The SBA Loan balance was $63 thousand as of  June 30, 2026, and is recorded under notes payable on the condensed consolidated balance sheet.

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

The FLYTE Note Payable was initially measured at its fair value of $4.8 million, net of a discount of $212 thousand, based on an effective interest rate of 10% per annum. The discount is amortized under the effective interest method over the term of the FLYTE Note Payable. The Company recognized $69 thousand and $85 thousand in amortized discounts under interest expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2026, respectively. The FLYTE Note Payable totaled $3.4 million as of June 30, 2026, which included a principal balance of $3.5 million, net of unamortized discount of $127 thousand. The FLYTE Note Payable is recorded under short-term notes payable, net of discounts in the condensed consolidated balance sheets.

Future maturities for long-term debts as of  June 30, 2026 were as follows (in thousands):

June 30,
2026
2026	$—
2027	—
2028	2,000
2029	1,000
2030	—
Thereafter	63
Total principal	$3,063
Plus: accrued interest	159
Plus: premium	239
Less: discount	(172)
Total	$3,289

Note 10. Royalties Payable

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

On  December 31, 2025, the Company entered into the Series J Exchange Agreement ("Exchange Agreement") with Mr. Jenkins and FatBoy Capital, L.P. to exchange future and accrued royalty rights of $2.7 million for an aggregate of 9,490 shares of the Company's newly designated Series J Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share (see Note 14, Preferred Stock, for additional information). The Exchange Agreement was accounted for as an extinguishment of liabilities as the Company settled an outstanding contractual obligation through the issuance of shares of preferred stock. Therefore, the Company derecognized $2.7 million of royalties payable due to related parties and recognized the fair value of the Series J Convertible Preferred Stock of $5.3 million in additional paid-in capital for the year ended December 31, 2025. The difference between the fair value of the Series J Convertible Preferred Stock and the fair value of the royalties payable due to related parties of $2.6 million was recorded as loss on debt extinguishment in the consolidated statement of operations for the year ended December 31, 2025.

All other royalties payable remain outstanding and are included under current portion of royalties payable due to related parties and royalties payable due to related parties in the condensed consolidated balance sheets. As of  June 30, 2026 and December 31, 2025, the fair value of the royalty payable related to the agreement with the Noteholders was $0.8 million. The Company recorded no change in the fair value of the royalties payable due to related parties during the three and six months ended June 30, 2026. The Company recorded a loss of $1.7 million and $2.8 million for the three and six months ended June 30, 2025, respectively.

The Company accrued $20 thousand and $51 thousand under current portion of royalties payable due to related parties as of  June 30, 2026, and  December 31, 2025, respectively. These amounts represent actual royalty liabilities incurred and accrued by the Company as well as estimated future royalty payments payable within the next 12 months.

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

The Company is not actively marketing and selling the AMIGO System, such that there was no royalty expense recorded for the three and six months ended June 30, 2026 and 2025 in relation to the AMIGO System.

Note 11. Leases

The Company determines if an arrangement contains a lease at contract inception based on its ability to control a physically distinct asset in exchange for consideration. If the arrangement contains a lease, the Company then determines the classification of the lease as either operating or finance. For the six months ended June 30, 2026, and the year ended  December 31, 2025, the Company only had operating leases.

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

Hangar and Office Space Lease

In connection with the acquisition of FLYTE, the Company assumed a lease for hangar and office space with Stratosphere Development Co LLC DBA Republic Jet Center. The leased space is used to support FLYTE’s aviation operations, including hangar and office use. The lease commenced on  August 18, 2021, and was amended on August 27, 2024, with a remaining lease term of 17 months. The lease does not contain a purchase option or residual value guarantee. The Company did not include any extension period in the lease terms because it was not reasonably certain to exercise the extension rights.

Aircraft Leases

In connection with the acquisition of FLYTE, the Company assumed two aircraft leases with SEG Jets LLC and entered into one additional aircraft lease with SEG Jets LLC in March 2026. The assumed aircraft leases were originally entered into in September 2025 and February 2026 and were amended on March 1, 2026. The additional aircraft lease was entered into in March 2026. At the respective acquisition, commencement or modification dates, these aircraft leases had remaining lease terms ranging from approximately 18 months to 24 months. The aircraft leases do not transfer ownership of the aircraft to the Company and do not contain residual value guarantees. The Company did not include any extension period in the lease terms because it was not reasonably certain to exercise the extension rights.

In May 2026, the Company entered into two additional aircraft leases with SEG Jets LLC. The aircraft leases commenced on June 1, 2026 for a lease term of 24 months each. The aircraft leases do not transfer ownership of the aircraft to the Company and do not contain residual value guarantees. The Company did not include any extension period in the lease terms because it was not reasonably certain to exercise the extension rights. See Note 19, Related Parties, for additional information regarding the aircraft leases with SEG Jets LLC.

South Carolina Office Lease Agreement

On September 27, 2022, Old Catheter entered into a lease agreement for office space located in Fort Mill, South Carolina. The space is used for office and general use. The lease term began on October 1, 2022 for 38 months, and included two months of free rent from the commencement date of the lease. The original lease agreement contains two distinct 36-month renewal periods, which require 180 days’ notice of the Company's intention to exercise. In June 2025, the Company notified the landlord of its intent to exercise its option to extend the lease for an additional 36-month period through the end of December 1, 2028. Accordingly, the Company remeasured the lease liability on the basis of the revised lease payments and lease term, such that the first extension option of 36 months has been included in operating right-of-use-assets and operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2026.

As of June 30, 2026, the Company does not intend to exercise the second extension option and the second option is therefore excluded from operating right-of-use assets and operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2026.

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

On July 8 2025, the Company entered into a second lease extension agreement to extend the lease for an additional 24-month period through the end of December 31, 2027. Accordingly, the Company remeasured the lease liability on the basis of the revised lease payments and lease term, such that the extension option of 24 months has been included in operating right-of-use-assets and operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2026.

Park City Office Lease Agreement

On March 19, 2023, the Company entered into a lease agreement for office space located in Park City, Utah. The space is used for office and general use. The lease term began on May 1, 2023 for 36 months. The lease contains one 36-month renewal period, which requires 180 days’ notice of the Company's intention to exercise.

On March 4, 2026, the Company entered into the first amendment to the lease, which extended the lease termination date from April 30, 2026 to April 30, 2027. The lease contains one 36-month renewal period, which requires 180 days’ notice of the Company's intention to exercise.  As of June 30, 2026, the Company does not intend to exercise the 36-month renewal option and the option is therefore excluded from operating right-of-use assets and operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2026.

The following tables present supplemental condensed consolidated balance sheet information related to operating leases for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease expense	$397	$21	$502	$49
Cash paid for leases	$263	$26	$295	$53

	June 30,	December 31,
	2026	2025
Weighted average remaining lease term (in years) - operating leases	1.68	2.67
Weighted average discount rate - operating leases	10.00%	9.67%

Future minimum lease payments for all lease obligations for the following five fiscal years and thereafter are as follows (in thousands):

Years ending December 31:	Operating Leases
Remainder of 2026	$863
2027	1,525
2028	323
Total minimum lease payments	2,711
Less effects of discounting	(82)
Present value of future minimum lease payments	$2,629

Operating lease right-of-use assets and lease liabilities were recorded in the condensed consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2026	2025
Operating lease right-of-use assets, net	$2,509	$162
Current portion of operating lease liabilities	$1,474	$63
Operating lease liabilities	1,155	101
Total operating lease liabilities	$2,629	$164

Note 12. Net Loss per Share

The Company’s outstanding Series X Convertible Preferred Stock, of which no shares were outstanding as of  June 30, 2026, Series B Convertible Preferred Stock, Series C-1 Convertible Preferred Stock, Series C-2 Convertible Preferred Stock, Series D Convertible Preferred Stock, Series J Convertible Preferred Stock, and warrants to purchase common stock have participation rights to any dividends that may be declared in the future, such that they are participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to the participating securities since the holders have no contractual obligation to share in the losses of the Company.

As a result of the net loss attributable to Catheter Precision, Inc.'s common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the six months ended June 30, 2026 and 2025 because including them would have been antidilutive:

	June 30,
	2026	2025
Warrants for common stock	1,136,595	1,079,056
Employee stock options	508,998	127,094
Series B Convertible Preferred Stock	224,437	335,213
Series C-1 Convertible Preferred Stock	3,929,785	—
Series C-2 Convertible Preferred Stock	3,929,785	—
Series D Convertible Preferred Stock	9,990,940	—
Series J Convertible Preferred Stock	6,083,005	—
Series X Convertible Preferred Stock	—	66,580
Total common stock equivalents	25,803,545	1,607,943

Note 13. Equity Offerings

May 2025  PIPE Financing

On  May 12, 2025, the Company entered into a Securities Purchase Agreement for a private placement with  three institutional investors ( “May 2025 PIPE Financing”). Pursuant to the Securities Purchase Agreement, the Company sold an aggregate of (i)  1,500 PIPE Units and (ii)  1,500 additional shares of a new series of the Company’s preferred stock, designated Series B Convertible Preferred Stock, par value $0.0001 per share. Each PIPE Unit consisted of (i)  one share of Series B Convertible Preferred Stock and (ii) Series L common stock purchase warrants ("Series L Warrants") to purchase approximately  150 shares of common stock at an exercise price of $9.50 per share. As consideration for the PIPE Units and Series B Convertible Preferred Stock, the Company collected gross proceeds of $1.5 million in cash and the QHSLab Notes, which had an initial fair value of $864 thousand as of the closing date, previously held by  one of the investors, before deducting placement agent fees and offering expenses of $0.4 million (collectively, the “Placement Agent Fees”).

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

See Note 14, Preferred Stock for additional information on the Series B Convertible Preferred Stock issued by the Company in connection with the May 2025 PIPE Financing.

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

On May 21, 2025, the Company filed the registration statement on Form S-3 for the resale of shares of common stock issuable upon the conversion of the Series B Convertible Preferred Stock and Series L Warrants, and it was declared effective on May 30, 2025. It is not probable that the Company will be obligated to make payments under the registration rights agreement as of June 30, 2026.

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

As of December 31, 2025, 887,852 shares of common stock had been sold under the ATM Agreement for gross proceeds of $4.0 million before deduction of commission and offering expenses of $0.3 million. During the six months ended  June 30, 2026, no additional shares of common stock had been sold under the ATM Agreement.

February 2026 Private Placement

On February 6, 2026, the Company entered into a Securities Purchase Agreement (the “February 2026 SPA”) with certain accredited investors for a private placement financing. Pursuant to the February 2026 SPA, the Company completed the first closing and issued an aggregate of (i) 392,608 shares of the Company's common stock, par value $0.0001 per share, at a purchase price of $1.43 per share, and (ii) 1,617 shares of newly designated Series C-1 Convertible Preferred Stock. The Company collected gross proceeds of $2.2 million before deducting direct and incremental offering expenses of $0.2 million.

The investors agreed to purchase 1,617 shares of newly designated Series C-2 and Series C-3 Convertible Preferred Stock under additional closings for aggregate gross proceeds of $1.6 million per closing ( the "Second Tranche" and "Third Tranche", respectively). Furthermore, the investors have the right, but not the obligation, to purchase up to an aggregate of $39.2 million of Series C-4 Convertible Preferred Stock in one or more closings (the "Additional Investment Right").

The additional closings are subject to certain closing conditions, including stockholder approval to issue shares of common stock in excess of 19.99% of the Company’s issued and outstanding shares of common stock and to effect a reverse stock split (“Stockholder Approval”). Solely with respect to the closing of the Third Tranche and any additional closings under the Additional Investment Right, the closing is subject to the declaration of the effectiveness of a Registration Statement filed for the resale of the common stock underlying the Series C-1, Series C-2, Series C-3, and Series C-4 Convertible Preferred Stock (collectively, the "Series C Convertible Preferred Stock"). The Additional Investment Right is exercisable for a period of twelve months following the later of the Stockholder Approval Date and the date the Registration Statement is first declared effective by the SEC, subject to a minimum gross proceeds threshold of $500,000 for each such additional closing.

The Company evaluated the Series C-1 Convertible Preferred Stock as well as the additional closing rights related to the Series C-2, Series C-3, and Series C-4 Convertible Preferred Stock. The Company determined that, except as described in Note 14, Preferred Stock, with respect to certain contingent payment provisions embedded in the Series C Convertible Preferred Stock, these instruments do not require liability classification pursuant to ASC 480 and do not contain net cash settlement provisions that would preclude equity classification under ASC 815-40. Accordingly, these instruments were recorded to additional paid-in capital in the consolidated balance sheets. See Note 14, Preferred Stock, for additional information on the convertible preferred stock issued under the February 2026 SPA.

In connection with the February 2026 SPA, the Company also entered into a registration rights agreement with the investors requiring the Company to register for resale the shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock. Failure to timely comply with certain registration obligations may require the Company to make cash payments to the investors. As of June 30, 2026, the Company concluded that the estimated amount of potential payments under the registration rights agreement was de minimis. Accordingly, no liability was recorded related to the registration rights agreement.

On April 15, 2026, the Company obtained Stockholder Approval described above. On April 21, 2026, the Company closed the Second Tranche and issued 1,617 shares of Series C-2 Convertible Preferred Stock for aggregate gross proceeds of $1.6 million.

February 2026 Letter Agreement

On February 6, 2026, the Company entered into a letter agreement (the “Letter Agreement”) with the holders of the Company’s Series B Convertible Preferred Stock and Series L Warrants, which were originally issued pursuant to the Securities Purchase Agreement dated May 12, 2025. Pursuant to the Letter Agreement, the Company agreed to reduce the exercise price of the Series B Convertible Preferred Stock and the Series L Warrants to $1.78 per share, and the holders agreed to immediately exercise all of their Series L Warrants for cash. Following the execution of the Letter Agreement, the holders exercised 225,564 Series L Warrants to purchase 225,564 shares of common stock at the reduced exercise price of $1.78 per share, resulting in aggregate gross proceeds to the Company of approximately $0.4 million. There are no Series L Warrants outstanding as of June 30, 2026.

Pursuant to the Letter Agreement, the Company and the holders also agreed that the beneficial ownership limitation applicable to the Series L Warrants would be increased from 4.99% to 9.99%, effective immediately as of the date of the agreement, with the holders waiving any prior notice period requirements. Additionally, the holders agreed to certain trading volume restrictions.

The Company accounted for the reduction in the exercise price of the Series L Warrants as a modification of equity-classified warrants. The incremental fair value of the Series L Warrants resulting from the modification, which was measured as of the modification date using a Black-Scholes valuation model, was recognized as an equity issuance cost within additional paid-in capital in the condensed consolidated balance sheets. The Company accounted for the settlement of the Series L Warrants pursuant to the Letter Agreement as an induced exercise of equity-classified warrants. The incremental fair value of the additional consideration provided to the holders in connection with the settlement, including the incremental fair value attributable to the modified Series B Convertible Preferred Stock, was recognized as a deemed dividend within additional paid-in capital in the condensed consolidated balance sheets. See Note 14, Preferred Stock, for additional information.

March 2026 Private Placement

On March 9,  2026, the Company entered into an additional Securities Purchase Agreement (the “March 2026 SPA”) with certain accredited investors for a private placement financing. Pursuant to the March 2026 SPA, the Company completed the first closing and issued 1,853 shares of Series C- 1 Convertible Preferred Stock. The Company collected gross proceeds of $1.9 million before deducting direct and incremental offering expenses of $0.1 million.

The investors agreed to purchase 1,853 shares of newly designated Series C-2 and Series C-3 Convertible Preferred Stock under additional closings (the "Second Tranche" and "Third Tranche," respectively) for aggregate gross proceeds of $1.9 million per closing. Furthermore, the investors have the right, but not the obligation, to purchase up to an aggregate of $39.2 million of Series C-4 Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share, in one or more closings (the "Additional Investment Right").

The additional closings are subject to certain closing conditions, including stockholder approval to issue shares of common stock in excess of 19.99% of the Company’s issued and outstanding shares of common stock and to effect a reverse stock split (“Stockholder Approval”). Solely with respect to the closing of the Third Tranche and any additional closings under the Additional Investment Right, the closing is subject to the declaration of the effectiveness of a Registration Statement filed for the resale of the common stock underlying the Series C Convertible Preferred Stock. The Additional Investment Right is exercisable for a period of twelve months following the later of the Stockholder Approval Date and the date the Registration Statement is first declared effective by the SEC, subject to a minimum gross proceeds threshold of $500,000 for each such additional closing.

As noted above and discussed further in Note 14, Preferred Stock, except as described in Note 14, Preferred Stock, with respect to certain contingent payment provisions embedded in the Series Convertible Preferred Stock, these instruments do not require liability classification pursuant to ASC Topic 480 and do not contain net cash settlement provisions that would preclude equity classification under ASC Topic 815-40. Accordingly, these instruments were recorded to additional paid-in capital in the consolidated balance sheets. See Note 14, Preferred Stock, for additional information on the convertible preferred stock issued in connection with the March 2026 SPA.

In connection with the March 2026 SPA, the Company also entered into a registration rights agreement with the investors requiring the Company to register for resale the shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock. Failure to timely comply with certain registration obligations may require the Company to make cash payments to the investors. As of June 30, 2026, the Company concluded that the estimated amount of potential payments under the registration rights agreement was de minimis. Accordingly, no liability was recorded related to the registration rights agreement.

On April 15, 2026, the Company obtained Stockholder Approval described above. On April 21, 2026, the Company closed the Second Tranche and issued 1,853 shares of Series C-2 Convertible Preferred Stock for aggregate gross proceeds of $1.9 million.

Warrants

The following table presents the number of common stock warrants outstanding:

Warrants outstanding, December 31, 2025	1,418,943
Issued	—
Exercised	(225,564)
Expired	(56,784)
Warrants outstanding, June 30, 2026	1,136,595

As of  June 30, 2026 and December 31, 2025, all warrants outstanding are recorded in additional paid-in capital in the condensed consolidated balance sheets. The following table presents the number and type of common stock purchase warrants outstanding, their exercise price, and expiration dates as of June 30, 2026:

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

As of June 30, 2026, the warrants issued by the Company had a weighted average exercise price of $19.42.

Placement Fees

In connection with offerings completed by the Company in 2022, (the "2022 Offerings"), the Company entered into an agreement with a placement agent that, subject to satisfaction of the requirements contained therein, called for a placement fee payable based on capital raised from certain investors for a definitive time following the expiration of the agreement. The accrued placement fee of approximat ely $1.4 million r elated to the 2022 Offerings is included in accrued expenses in the condensed consolidated balance sheets as of  June 30, 2026 and December 31, 2025. Additionally, the agreement called for the issuance of warrants with the following terms:

Number of shares	Exercise Price	Expiration
174	$5,937.50	5 years
163	$3,325.00	5 years

Note 14. Preferred Stock

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

As of  June 30, 2026 and  December 31, 2025, the Company had no shares of Series X Convertible Preferred Stock outstanding.

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

The Series B Convertible Preferred Stock includes certain contingent payment provisions that should be bifurcated and accounted for as a derivative under ASC Topic 815. The estimated fair value of these embedded derivatives was deemed to be de minimis at issuance and at June 30, 2026.

Except as otherwise required by law, the Series B Convertible Preferred Stock do not have any voting rights.

On February 6, 2026, the Company entered into the Letter Agreement described in Note 13, Equity Offerings and agreed to reduce the conversion price of the Series B Convertible Preferred Stock to an alternative price of $1.78 per share. Pursuant to the Letter Agreement, the beneficial ownership limitation for the Series B Convertible Preferred Stock was increased from 4.99% to 9.99%, effective immediately, with the holders waiving any prior notice period requirements. The shares of common stock underlying the Series B Convertible Preferred Stock are subject to the same trading volume restriction provisions described in Note 13, Equity Offerings. In consideration for the reduction in conversion price and subsequent to the exercise of the Series L Warrants described, the holders agreed to convert their Series B Convertible Preferred Stock at the reduced conversion price such that the holders would collectively hold 9.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversions and warrant exercises.

The amendment to the Series B Convertible Preferred Stock pursuant to the Letter Agreement was accounted for as an extinguishment. Upon extinguishment, the Company derecognized the original Series B Convertible Preferred Stock at its carrying amount, and recognized the amended Series B Convertible Preferred Stock at fair value. The resulting difference of $1.4 million was recorded as an adjustment to additional paid-in capital and recognized as a deemed dividend during the six months ended June 30, 2026.

On June 23, 2026, the Company’s Board of Directors approved a further reduction in the conversion price of the Company’s outstanding Series B Convertible Preferred Stock from $1.78 to $1.43 per share, effective June 22, 2026. The amendment was accounted for as an extinguishment. Upon extinguishment, the Company derecognized the amended Series B Convertible Preferred Stock pursuant to the Letter Agreement at its carrying amount, and recognized the newly amended Series B Preferred Stock at fair value. The resulting difference of $0.7 million was recorded an adjustment to additional paid-in capital and recognized as a deemed contribution during the six months ended June 30, 2026.

Series B Convertible Preferred Stock were converted as follows:

Date of Conversion	Series B Shares Converted	Common Shares Issued
June 11, 2025	771	115,913
March 10, 2026	597	335,346
June 23, 2026	576	403,056
June 24, 2026	735	513,942

As of   June 30, 2026 and December 31, 2025, the Company had 321 and 2,229 shares of Series B Convertible Preferred Stock outstanding.

Series C Convertible Preferred Stock

In February and March 2026, pursuant to the February 2026 Private Placement and the March 2026 Private Placement, the Company issued 1,617 shares and 1,853 shares, respectively, of its newly designated Series C-1 Convertible Preferred Stock. Each share of the Series C-1 Convertible Preferred Stock has a par value of $0.0001 and a stated value of $1,000. On April 21, 2026, pursuant to the Securities Purchase Agreements dated  March 9, 2026, the Company issued an aggregate of 3,470 shares of the Company’s newly designated Series C-2 Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share.

Subject to certain limitations described below, the Series C-1 Convertible Preferred Stock are convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $1.43, subject to adjustment in certain circumstances as set forth in the Certificate of Designations. Following the date that the registration statement filed pursuant to the related registration rights agreement is first declared effective by the Securities and Exchange Commission (the “Effective Date”) and the date stockholder approval is obtained under applicable exchange rules (the "Stockholder Approval Date"), the conversion price is reduced to the lower of (i) the conversion price in effect immediately prior to the Effective Date and (ii) 80% of the lower of (A) the official closing price of the Company’s common stock immediately prior to the applicable date of determination or (B) the five-day volume weighted average price of the Company’s common stock immediately prior to the applicable date of determination (the “Applicable Price”) on such date. In each case, the conversion price is subject to a floor price of $0.35, unless waived by the Company in its sole discretion. In the event of a stock dividend, reverse stock split, stock combination, reclassification or similar event affecting the Company’s common stock, the conversion price shall be adjusted based on the number of shares of common stock outstanding immediately before and after such event. The conversion of the Series C-1 Convertible Preferred Stock is also subject to stockholder approval and certain beneficial ownership limitations. Prior to the Stockholder Approval Date, the Series C Convertible Preferred Stock may only be converted into shares of common stock up to the maximum amount permitted under applicable exchange rules.

Except for the initial conversion price and the automatic reduction in conversion price upon the Stockholder Approval Date, the Series C-2 Convertible Preferred Stock has the same conversion features as the Series C-1 Convertible Preferred Stock discussed above. The Series C-2 Convertible Preferred Stock had an initial conversion price of $0.883 per share.

On April 15, 2026, the Company obtained stockholder approval under applicable exchange rules (the “Stockholder Approval Date”). Pursuant to the adjustment provisions of the Series C-1 Certificate of Designations, the conversion price of the Series C-1 Convertible Preferred Stock was reduced from $1.43 to $0.883 per share as of the Stockholder Approval Date. Accordingly, as of June 30, 2026, the conversion prices of both the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock were $0.883 per share.

Notwithstanding the foregoing, the holders of shares of Series C Convertible Preferred Stock do not have the right to convert any portion of their Series C Convertible Preferred Stock if the holder, together with its affiliates, would beneficially own a number of shares of common stock in excess of 4.99% of the shares of common stock then outstanding (the “Beneficial Ownership Limitation”). At the holder’s option, the holder may increase the Beneficial Ownership Limitation to 9.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

Holders of Series C Convertible Preferred Stock are entitled to receive dividends when and as declared by the Board of Directors, in its sole discretion, on the stated value of such shares. In addition, upon certain rights offerings or other distributions to holders of common stock, the holders of Series C Convertible Preferred Stock are entitled to participate on an as-if-converted-to-common-stock basis, in each case subject to the Beneficial Ownership Limitation and applicable issuance limitations.

Upon any liquidation, dissolution or winding-up of the Company, the holders of Series C Convertible Preferred Stock are entitled to receive, prior and in preference to any distribution to holders of Junior Securities, an amount equal to the stated value of such shares, plus any accrued and unpaid dividends thereon, if any, and any other fees or liquidated damages then due and owing.

In the event of certain fundamental transactions, upon any subsequent conversion of the Series C Convertible Preferred Stock, the holders will be entitled to receive, for each share of common stock that would otherwise have been issuable upon conversion immediately prior to such transaction, the same kind and amount of securities, cash or other property that would have been received by a holder of common stock, and the conversion price will be adjusted accordingly.

The Series C Convertible Preferred Stock includes certain contingent payment provisions that should be bifurcated and accounted for as a derivative under ASC 815. The estimated fair value of these embedded derivatives was deemed to be de minimis at issuance and at June 30, 2026.

Except as otherwise required by law, and subject to certain protective provisions, the Series C Convertible Preferred Stock do not have voting rights. As of June 30, 2026, the Company had 3,470 shares of Series C-1 Convertible Preferred Stock outstanding, and 3,470 shares of Series C-2 Convertible Preferred Stock outstanding

Series D Convertible Preferred Stock

On April 20, 2026, in connection with the Company’s previously disclosed acquisition of Fly Flyte, Inc., the Company issued an aggregate of 11,028 shares of its newly designated Series D Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share (the “Series D Preferred Stock”), as follows (i) 5,250 shares of Series D Preferred Stock to SEG Jets LLC (“SEG Jets”) as consideration for SEG Jets’ transfer to the Company of common stock of Flyte representing 19.98% of the issued and outstanding equity interests of Flyte, pursuant to that certain Securities Purchase Agreement, dated February 6, 2026;and (ii) 5,778 shares of Series D Preferred Stock to Creatd, Inc. (“Creatd”) as partial consideration for Creatd’s transfer to the Company of the remaining 80.02% of the issued and outstanding equity interests of Flyte, pursuant to that certain Securities Purchase Agreement, dated March 9, 2026.

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

The Series D Convertible Preferred Stock includes certain contingent payment provisions that should be bifurcated and accounted for as a derivative under ASC 815. The estimated fair value of these embedded derivatives was deemed to be de minimis at issuance and at  June 30, 2026.

Except as otherwise required by law, and subject to certain protective provisions, the Series D Convertible Preferred Stock do not have voting rights. As of  June 30, 2026, the Company had 11,028 shares of Series D Convertible Preferred Stock outstanding.

Series J Convertible Preferred Stock

On December 31, 2025, pursuant to the Exchange Agreement discussed in Note 10, Royalties Payable, the Company issued 9,490 shares of the Company’s newly designated Series J Convertible Preferred Stock, which has a par value of $0.0001 per share and a stated value of $1,000 per share.

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

As of  June 30, 2026, the Company had 9,490 shares of Series J Convertible Preferred Stock outstanding.

Note 15. Stock-Based Compensation

2018 Equity Incentive Plan

The 2018 Equity Incentive Plan (the "2018 Plan") was replaced by the 2023 Equity Incentive Plan (the "2023 Plan"), as described below. As of December 31, 2025, stock options outstanding under the 2018 Plan were eliminated following the reverse stock split at 1-for-19 that was effective August 15, 2025.

2020 Inducement Equity Incentive Plan

The Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Plan”) in March 2020 and terminated it in April 2024. On adoption, 3 shares were reserved for issuance. At termination, the remaining reserved shares were released back to the authorized pool. No shares are reserved for future issuance under the 2020 Plan as of  June 30, 2026 and December 31, 2025.

2023 Equity Incentive Plan

In July 2023, the Company’s stockholders approved the 2023 Plan as defined above, which provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, performance-based stock awards and other forms of equity compensation to the Company’s employees, directors and consultants. Stock options granted under the 2023 Plan to employees and consultants generally will vest annually over a five-year period or as determined by the Board’s Compensation Committee (the "Committee"), while grants to non-employee directors vest as determined by the Committee. As of  June 30, 2026 and  December 31, 2025,  112,725 and  194,520 shares of common stock were reserved for issuance pursuant to future awards under the 2023 Plan. The number of shares available for issuance under the 2023 Plan also includes a quarterly increase commencing on September 1, 2023 by an amount equal to the lesser of (i) 10% of the number equal to the number of shares of common stock outstanding on the applicable adjustment date less the number of shares of common stock outstanding at the beginning of the fiscal quarter immediately preceding the adjustment date, but if such number is a negative number, then the increase will be zero; or (ii) such lesser number of shares as may be determined by the Board.

For the six months ended June 30, 2026. the Committee approved the grant of 200,000 stock options with service-based conditions. The options vest in equal installments over requisite service period of 3 years. No stock options with performance-based conditions and were granted during the six months ended June 30, 2026.

The options granted for the 2023 Plan for the  six months ended June 30, 2026 and 2025 were valued using the Black-Scholes model based on the following assumptions on the date of issue:

Options with Time-Based Vesting Conditions
	For the Six Months Ended
	June 30,
	2026	2025
Risk-free interest rate	4.11%	4.38 - 4.55%
Volatility	105.06	97.40 - 100%
Expected dividend yield	0%	0%
Expected life (in years)	5.5	5.5 - 6.5

Options with Performance-Based Vesting Conditions

	For the Six Months Ended
	June 30,
	2026	2025
Risk-free interest rate	—	4.55%
Volatility	—	98.00 - 98.40%
Expected dividend yield	—	0%
Expected life (in years)	—	5.3 - 5.5

The following is a summary of stock option activity for the 2023 Plan options for the six months ended June 30, 2026:

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2025	123,678	$8.07	9.29	$—
Options exercised	—	—	—	—
Options granted	200,000	1.15	—	—
Cancelled/forfeited	(15,995)	9.25	—	—
Outstanding at June 30, 2026	307,683	$3.51	9.38	$—
Vested and expected to vest at June 30, 2026	307,683	$3.51	9.38	$—
Exercisable at June 30, 2026	27,945	$13.13	8.06	$—

The weighted-average grant-date fair value of the 2023 Plan options granted during the six months ended June 30, 2026 and 2025 was $0.93 and $5.13 per share, respectively.

Non-Plan Options Issued

On January 6, 2025, the Board approved and issued a total of 26,315 Non-Plan Options as an employee incentive to the Chief Financial Officer. The options vest monthly over 3 years with an exercise price of $10.07 and an expiration date of January 6, 2035.

For the six months ended June 30, 2026 the Board approved and issued a total of 175,000 Non-Plan Options as an employee inventive to Marc Sellouk. The options vest 100% on grant date with an exercise price of $1.15 and an expiration date of April 1, 2036.

The Non-Plan Options issued for the six months ended June 30, 2026 and 2025 were valued using the Black-Scholes model based on the following assumptions on the date of issue:

	For the Six Months Ended
	June 30,
	2026	2025
Risk-free interest rate	4.33%	4.62%
Volatility	105.31	97.00%
Expected dividend yield	0%	0%
Expected life (in years)	5.5	5.8

The following is a summary of stock option activity for the Non-Plan options for the six months ended June 30, 2026:

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Life	(in thousands)
Outstanding at December 31, 2025	26,315	$10.07	9.02	$—
Options exercised	—	—	—	—
Options granted	175,000	1.15	—	—
Cancelled/forfeited	—	—	—	—
Outstanding at June 30, 2026	201,315	$2.32	9.60	$—
Vested and expected to vest at June 30, 2026	201,315	$2.32	9.60	$—
Exercisable at June 30, 2026	187,426	$1.74	9.68	$—

The weighted-average grant-date fair value of the Non-Plan options granted during the six months ended June 30, 2026 and 2025 was $1 and $7.92 per share, respectively.

Stock-based compensation expense is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the three and six months ended June 30, 2026 was $266 thousand and $330 thousand, respectively. Stock-based compensation for the three and six months ended June 30, 2025 was $98 thousand and $189 thousand, respectively.

Total unrecognized estimated stock-based compensation expense by award type and the remaining weighted average recognition period over which such expense is expected to be recognized at  June 30, 2026 was as follows:

	Unrecognized Expense (in thousands)	Remaining Weighted Average Recognition Period
Stock options (Non-Plan Options)	$105	1.53
Stock options (2023 Plan Options)	$398	2.31

Note 16. Asset Acquisitions

On January 24, 2025, the Company acquired 100% of the membership interests of Perikard, LLC, which was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology. The Company issued 14,473 shares of its common stock valued at $113 thousand as consideration and is obligated to make royalty payments equal to 10% of net sales of the pericardial access kit for five years following the closing date. The patent was determined to be IPR&D with no alternative future use, and accordingly, the Company recognized $119 thousand, consisting of $113 thousand of stock consideration and $6 thousand of direct transaction costs for the six months ended June 30, 2025. As of June 30, 2026, the Company has not recognized a liability for the contingent royalty payments because they are currently not probable or reasonably estimable.

On December 31, 2025, in connection with the second amendment of the Related Party Notes described in Note 9, Notes Payable, the Company transferred the Perikard membership interests for de minimis proceeds to Mr. Jenkins. The disposal primarily related to the previously acquired patent for pericardial access technology. Because the patent was fully expensed as IPR&D at the time of acquisition and Perikard held no other assets or liabilities, no impairment or other charges were recognized in connection with the disposal. See Note 9, Notes Payable, for additional information over the debt extinguishment.

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

See Note 9, Notes Payable for additional information on the Note Payable.

Note 17. Income Taxes

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

For the three and six months ended June 30, 2026, the Company recorded federal income tax benefit of $0.3 million and $0.5 million, respectively, and no state income tax provision or benefit. For the three and six months ended  June 30, 2025, the Company recorded federal income tax benefit of $1.0 million and $1.7 million, respectively, and no state income tax provision or benefit. The federal income tax benefit primarily relates to an increase in net operation losses that are not subject to limitations under Section 382 of the Internal Revenue Code. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company has no open income tax audits with any taxing authority as of June 30, 2026.

Note 18. Commitments and Contingencies

In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

Employment Litigation

In connection with the FLYTE acquisition, the Company assumed certain contingent liabilities, including an employment dispute with a former FLYTE employee alleging wrongful termination. The matter is currently proceeding through arbitration. While the Company disputes these allegations, the Company determined a loss was probable and reasonably estimable and recorded an estimated liability of $0.2 million under accrued expenses in the condensed consolidated balance sheets as of June 30, 2026. No amounts have been paid related to this matter as of June 30, 2026.

Promissory Note Settlement

Prior to the Company’s acquisition of Flyte, Flyte was involved in a legal proceeding regarding a defaulted unsecured subordinated promissory note. On March 9, 2026, Flyte entered into a settlement and judgment satisfaction agreement pursuant to which Flyte agreed to pay an aggregate settlement amount of $0.3 million in two installments of $150 thousand each. The first installment was paid during the three months ended March 31, 2026, and the remaining $150 thousand installment was paid during the three months ended June 30, 2026. As of June 30, 2026, the settlement had been paid in full and the Company had no remaining obligation related to the matter.

Note 19. Related Parties

Prior to the 2023 Merger between Old Catheter and Catheter, David A. Jenkins, the Company’s current Executive Chairman of the Board and Chief Executive Officer, and Old Catheter’s Chairman of the Board of Directors, and his affiliates held approximately $25.1 million of Old Catheter’s Convertible Promissory Notes, or the Notes, that were converted into 7,856.251 shares of Series X Convertible Preferred Stock in connection with the Merger (see Note 14, Preferred Stock). In consideration for forgiving the interest accrued but remaining unpaid under the Notes in an aggregate amount of approximately $13.9 million, Mr. Jenkins and his affiliates also received royalty rights equal to approximately 12% of the net sales, if any, of LockeT, commencing upon the first commercial sale and through December 31, 2035. The Company entered into an additional royalty agreement for the LockeT device with Auston Locke, who is the son of Robert Locke, VP of Product Development. Under this agreement, the Company will pay a 5% royalty rate on net sales up to $1 million in cumulative royalties. In  April 2025, a US patent was granted by the United States Patent and Trademark Office, after which the Company is obligated to pay an additional royalty of 2% of net sales only after the initial $1 million of 5% royalties has been paid, up to a maximum of $10 million in additional royalties.

On  December 31, 2025, pursuant to the Exchange Agreement, Mr. Jenkins and his affiliate converted their aforementioned royalty rights and accrued royalty amounts into an aggregate of 9,490 shares of the Company’s newly designated Series J Convertible Preferred Stock. As of  December 31, 2025, 9,490 shares of Series J Convertible Preferred Stock were held by these related parties. Refer to Note 2, Summary of Significant Accounting Policies, and Note 10, Royalties Payable, for additional information over the royalties payable due to these related parties. Refer to Note 14, Preferred Stock, for additional information over the Series J Convertible Preferred Stock.

In addition to the shares described above that were issued in connection with the Notes, Mr. Jenkins and his affiliates received 1,325.838 shares of Series X Convertible Preferred Stock in the Merger, and Mr. Jenkins’ adult children received 1,284.344 shares of Series X Convertible Preferred Stock in the Merger, all in exchange for their equity interests in Old Catheter in accordance with the Merger exchange ratio. As of December 31, 2025 and  June 30, 2026, all of  the Series X Preferred Stock held by these related parties had been converted into shares of common stock.

Mr. Jenkins’ daughter, the Company’s non-executive Chief Operating Officer, received options to purchase 757 shares of the Company’s common stock upon the closing of the Merger in exchange for her options to purchase shares of Old Catheter common stock, converted based on the exchange ratio in the Merger. Of the total options to purchase 757 shares of the Company’s common stock, 17 options have expired as of  June 30, 2026, and the remaining 740 options have an exercise price of $112.10 per share.

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

During the year ended December 31, 2024, the Company entered into various short-term promissory notes with various related parties (the “Related Party Notes”). These Related Party Notes had a maturity date of August 30, 2024 and interest rates of 8% per annum. On August 23, 2024, the Notes were amended to extend the maturity date to January 31, 2026 and increase the interest rate to 12% per annum effective August 31, 2024. On  December 31, 2025, the Notes were amended a second time to extend the maturity date of the notes payable to the Jenkins Family Charitable Institute to  January 31, 2028, and the notes payable to FatBoy Capital, L.P. and Mr. Jenkins to  January 31, 2029. In connection with the second amendment of the Notes, the Company transferred its Perikard membership interests to Mr. Jenkins for de minimis proceeds and issued an aggregate of 340,000 Series M Warrants to FatBoy Capital, L.P. and Mr. Jenkins with a fair value of $509 thousand. See Note 9, Notes Payable, Note 16, Asset Acquisitions, and Note 13, Equity Offerings, for additional information regarding the second amendment, the Perikard transfer, and the Series M Warrants.

On July 11, 2025, two short-term promissory notes with a face value of $150 thousand each were issued by KardioNav to the Company's Chief Executive Officer and Lifestim, Inc., a company controlled by the Company's Chief Executive Officer. The promissory notes have a maturity date of July 11, 2026, and interest rates of 4.2% per annum, payable upon maturity. See Note 9, Notes Payable for further information.

On June 24, 2026, the Company issued a short-term promissory note with a face value of $400 thousand to FatBoy Capital, L.P. (the “June 2026 Note”). The June 2026 Note bears interest at 12% per annum and matures on the earlier of the Series C-3 Preferred Stock funding or September 24, 2026. See Note 9, Notes Payable, for further information.

The related parties and the amounts owed to each related party as of  June 30, 2026 are summarized in the following table (in thousands):

Related Party	Issuance Date	Principal Amount	Premium	Interest Accrued
David Jenkins	5/30/2024	$500	$79	$30
FatBoy Capital, L.P.	6/25/2024	$150	$25	$9
FatBoy Capital, L.P.	7/1/2024	$250	$39	$15
FatBoy Capital, L.P.	7/18/2024	$100	$16	$6
Jenkins Family Charitable Institute	7/25/2024	$500	$79	$30
David Jenkins	7/11/2025	$150	$—	$6
Lifestim, Inc.	7/11/2025	$150	$—	$6
FatBoy Capital, L.P.	6/24/2026	$400	$—	$1

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

Following the Company's acquisition of FLYTE in February and March 2026, the Company leases aircrafts from SEG Jets. The aircraft leases are used in connection with FLYTE’s aviation operations. The aircraft leases commenced between March and June 2026 and had remaining lease terms ranging from 14 months to 22 months as of June 30, 2026. The leases require fixed monthly lease payments.

On March 26, 2026, David Jenkins and Philip Anderson, received options to purchase 40,000 shares of the Company's common stock, respectively. The options have an exercise price of $1.15 per share, fully vest on September 22, 2026 and expire in March 2036.

Note 20. Subsequent Events

Lease Agreement

In July 2026, the Company, together with Ayre Aviation, an unrelated third party, entered into a lease agreement with FF 534 LLC for approximately 3,082 square feet of office space located in Melville, New York. The lease is expected to commence in September 2026 and has an initial term of seven years, with one five-year extension option and an early termination option effective in the 60th month. The aggregate scheduled base rent payments over the initial term are approximately $0.7 million.

Filing of Registration Statement

On June 23, 2026, the Company filed a resale registration statement (the “Registration Statement”) on Form S-1 with the Securities and Exchange Commission (the “SEC”) pursuant to the applicable registration rights agreements, registering the resale of shares of common stock issuable upon conversion of the Company’s Series C-1, Series C-2, Series C-3 and Series D Convertible Preferred Stock. The Registration Statement was declared effective by the SEC on July 10, 2026. The effectiveness of the Registration Statement satisfied a closing condition for the subsequent issuances of the Series C-3 and Series C-4 Convertible Preferred Stock. Upon effectiveness of the Registration Statement, the Company ceased accruing additional registration delay payments associated with the prior delay in obtaining effectiveness.

Issuance of Series C-3 and C-4 Convertible Preferred Stock

On July 15, 2026, pursuant to the Securities Purchase Agreements dated February 6, 2026 and March 9, 2026, the Company issued 3,470 shares of its newly designated Series C-3 Convertible Preferred Stock. On July 30, 2026, pursuant to the Securities Purchase Agreement dated March 9, 2026, the Company issued 2,821 shares of its newly designated Series C-4 Convertible Preferred Stock. Each share of Series C-3 and Series C-4 Convertible Preferred Stock has a par value of $0.0001 per share and a stated value of $1,000 per share. The Series C-3 and Series C-4 issuances resulted in aggregate gross proceeds of $3.5 million and approximately $2.8 million, respectively. In connection with the Series C-3 and Series C-4 Convertible Preferred Stock issuances, the Company incurred direct offering costs of approximately $267 thousand and $193 thousand, respectively.  Subject to certain limitations, the Series C-3 and Series C-4 Convertible Preferred Stock are convertible into shares of the Company’s common stock at the option of the holder at initial conversion prices of $0.632 and $0.35 per share, respectively, subject to adjustment in certain circumstances as set forth in the respective Certificates of Designation. The other material terms of the Series C-3 and Series C-4 Convertible Preferred Stock are substantially consistent with those of the Series C-1 and Series C-2 Convertible Preferred Stock. See Note 14, Preferred Stock, for additional information.

 The Company used approximately $2.2 million of the net proceeds from the Series C-3 issuance to repay outstanding principal and accrued interest under the Bridge Notes and the June 2026 Note that were outstanding as of June 30, 2026, with the remaining net proceeds used to fund operations.

Convertible Preferred Stock Conversions

Subsequent to June 30, 2026, from July 13 through August 11, 2026, holders converted an aggregate of 1,859.52 shares of Series C-1 Convertible Preferred Stock, 1,439 shares of Series C-2 Convertible Preferred Stock, 730 shares of Series C-3 Convertible Preferred Stock and 3,540 shares of Series D Convertible Preferred Stock. In connection with these conversions, the Company issued an aggregate of 10,855,258 shares of its common stock.

Repurchase of Series B Convertible Preferred Stock

On July 29, 2026, the Company entered into a letter agreement with the holders of its Series B Convertible Preferred Stock pursuant to which the Company agreed to repurchase and cancel all outstanding shares of Series B Convertible Preferred Stock for aggregate cash consideration of $321 thousand. The Company used a portion of the net proceeds from the Series C-4 issuance to fund the repurchase. Upon completion of the repurchase, all outstanding shares of Series B Convertible Preferred Stock were retired and cancelled.

Issuance of Additional Series C-4 Convertible Preferred Stock and Reduction of Conversion Price of All Series C and Series D Convertible Preferred Stock

On August 13, 2026, pursuant to the Additional Investment Right under the Securities Purchase Agreement dated March 9, 2026, certain investors purchased an additional 4,000 shares of the Company’s Series C-4 Convertible Preferred Stock for aggregate gross proceeds of $4.0 million. On August 10, 2026, the Company waived the $0.35 floor price applicable to the Series C-4 Convertible Preferred Stock and established a conversion price of $0.23 per share for the newly issued Series C-4 Convertible Preferred Stock.  In addition, the Company waived the $0.35 floor price for all other outstanding shares of Series C Convertible Preferred Stock and reduced the conversion price for all such shares to $0.23. The Company also waived the $0.35 floor price applicable to all outstanding shares of the Series D Convertible Preferred Stock and reduced its conversion price to $0.23 per share.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as those described below. To the extent that any risk factor set forth below is inconsistent with or expands upon a risk factor set forth in the 10‑K, the risk factor described below supersedes the prior disclosure. These risks include, but are not limited to, that: if we pursue a strategic transaction, such as FLYTE acquisition, it may change the primary focus of our business, and our management team could be diverted from pursuing our present core business and from obtaining regulatory approval for our products in development; we will be unable to develop the assets acquired by KardioNav and Cardionomix unless we are able to obtain additional financing in sufficient amounts to fund our current business, any future businesses we may enter into and to fund our products in development, which financing may not be available on acceptable terms or at all, and could require significant changes in our management and business focus; the results of anticipated trials may not turn out as we currently expect and future trials may not occur on the time tables we expect or may be more costly than anticipated, or may be abandoned due to lack of financing or changes in our business focus; we will be required to raise additional funds to finance our operations and continue as a going concern, and we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us or could require changes to governance or operations, and we may require additional funds sooner than our current expectations and we may be required to significantly dilute our existing stockholders in order to raise sufficient operating funds assuming that we are able to raise funds at all, which is uncertain; our stockholder equity is near the minimum level prescribed by the NYSE American and if we are unable to maintain minimum listing requirements, we are liable to be delisted from the NYSE American; our common stock may be subject to extreme market volatility and trading patterns and may experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, which could occur for a number of reasons including but not limited to analyst recommendations, changes in our industry or the overall markets, significant acquisitions or other strategic transactions by or involving us or our subsidiaries, among other reasons; our operating business has a history of losses, is expected to incur additional losses, and may never achieve profitability; our past performance may not be a reliable indicator of future performance, including but not limited to in the event of a strategic transaction; historical trends should not be used to anticipate results or trends in future periods; our ability to increase our at-the-market offering availability in the future is subject to obtaining necessary approvals, certifications, legal opinions and accounting comfort letters, and there is no guaranty that we can do so successfully; we have previously identified material weaknesses in our internal control over financial reporting and, if these or other material weaknesses occur again, they could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner; compliance with Sarbanes-Oxley Act Section 404 could have a material adverse impact on our business; we will not be able to reach profitability unless we are able to achieve our product expansion and growth goals or engage in a strategic transaction which realigns our business focus; our VIVO launch plans require significant investment in infrastructure and sales representatives; our research and development and commercialization efforts may depend on entering into agreements with corporate collaborators; we have entered into joint marketing agreements with respect to our products, and may enter into additional joint marketing agreements, that will reduce our revenues from product sales; royalty agreements with respect to LockeT, the surgical vessel closing pressure device, will reduce any future profits from this product; if we experience significant disruptions in our information technology systems, our business may be adversely affected; litigation and other legal proceedings may adversely affect our business; if we make acquisitions or divestitures, we could encounter difficulties that harm our business, and entering into a strategic transaction could materially alter our business model and focus; failure to attract and retain sufficient qualified personnel could also impede our growth; our revenues may depend on our customers’ receipt of adequate reimbursement from private insurers and government sponsored healthcare programs; we may be unable to compete successfully with companies in our highly competitive industry, many of whom have substantially greater resources than we do; our future operating results depend upon our ability to obtain components in sufficient quantities on commercially reasonable terms or according to schedules, prices, quality and volumes that are acceptable to us, and suppliers may fail to deliver components, or we may be unable to manage these components effectively or obtain these components on such terms; if hospitals, physicians and patients do not accept our current and future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant operating revenue, if any; a variety of risks associated with marketing our products internationally could materially adversely affect our business; the impact of the military conflicts in Ukraine and Israel, and the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have affected, and may continue to affect, our business and results of operations, including our supply chain; if the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates; we may be adversely affected by product liability claims, unfavorable court decisions or legal settlements; our ability to use our net operating loss carryforwards may be limited; we are subject to pervasive and continuing regulation by the FDA and other regulatory agencies; our products may be subject to additional recalls, revocations or suspensions after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business; changes in trade policies among the United States (“U.S.”) and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products; increased tariffs or the imposition of other barriers to international trade could have a material adverse effect on our revenues and operating results; product clearances and approvals can often be denied or significantly delayed, although we have obtained regulatory clearance for our VIVO and LockeT products in the U.S. and certain non-U.S. jurisdictions; our current business plans for our current operating business include expanding uses for our products, which if implemented would require additional clearances; even after clearance is obtained, our products remain subject to extensive regulatory scrutiny; reductions in staffing and funding at FDA and other federal agencies could cause delays in the development and approval of our products; our business may be adversely affected by changes and uncertainty in the health care industry including health care public‑policy developments; if we or our suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, or any applicable state equivalent, our operations could be interrupted, and our potential product sales and operating results could suffer; if any of our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions; healthcare reform initiatives and other administrative and legislative proposals may adversely affect our business, financial condition, results of operations and cash flows in our key markets; if we are unable to obtain and maintain patent protection for our products, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our existing products and any products we may develop, and our technology may be adversely affected; and any short-term sale may produce proceeds that are less than the market or stated value of such assets and less than the proceeds that could have been obtained if they were liquidated in the ordinary course of business. If we enter into a strategic transaction, such as a merger or acquisition, we may become subject to additional risks in addition to those described above, which risks would be identified and disclosed in conjunction with consummating any such transaction. There is no guarantee that we will be able to identify and enter into any such strategic transaction.

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

On February 6 2026, we entered into an Acquisition Purchase Agreement with SEG Jets LLC ("SEG Jets"), whereby we agreed to acquire 19.98% of the issued and outstanding shares of common stock of Fly Flyte, Inc. ("FLYTE") held by SEG Jets in exchange for 5,250 shares of Series D Convertible Preferred Stock, par value of $0.0001 per share and stated value of $1,000 per share, for an aggregate stated value of $5.3 million. On March 9, 2026, we entered into a Securities Purchase Agreement with Creatd, Inc. ("Creatd"), whereby we acquired the remaining 80.02% of the issued and outstanding shares of common stock of FLYTE and all of FLYTE’s wholly owned consolidated subsidiaries, which included 100% equity ownership interest in Ponderosa Air, LLC ("Ponderosa"). As consideration for the acquired equity interests in FLYTE and Ponderosa, we agreed to pay $11.6 million as follows: (A) cash consideration of $0.8 million due at closing, (B) promissory note with a principal amount of $5.0 million, and (C) 5,778 shares of Series D Convertible Preferred Stock for an aggregate stated value of $5.8 million. As a result of these transactions, we now own 100% of the issued and outstanding common stock of FLYTE and its wholly owned consolidated subsidiaries. FLYTE and all of its wholly owned consolidated subsidiaries operate as a single business.

Following the acquisition of FLYTE, we now operate in two reportable segments: (i) cardiac electrophysiology and (ii) private aviation charter services.

Cardiac Electrophysiology Segment

One of our two primary products is the VIVO System, which is a non-invasive imaging system that offers 3D cardiac mapping to help with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to EP procedures.

VIVO has FDA clearance and is also available in Europe as a Class 1 device. To date, VIVO has been utilized in more than 2,000 procedures in the U.S. and EU by over 30 physicians, with no reported device-related complications. Catheter Precision has one full time employee in Europe and sales are conducted through distributors in most countries.

Our second  product is LockeT ("LockeT”), which is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure. LockeT is intended to temporarily secure sutures and aid clinicians in locating and removing sutures efficiently. LockeT is a sterile Class I product that was registered with the FDA in the U.S. LockeT has been commercially available since 2024 in the US, received CE Mark in April 2025 and is currently available in 16 countries.

Both products have a number of granted patents and patents pending in the US and Worldwide.

Private Aviation Segment

Through our wholly owned subsidiary, we operate a private aviation platform supported by a mobile application that facilitates access to private air travel at competitive price points. We offer regional and long-range private jet charter services throughout the United States through a combination of leased aircraft and third-party operator relationships. Customers book flights directly or place bids on available empty-leg flights in real time. We are also developing a local and regional air-taxi service intended to expand access to private aviation for middle-market travelers by offering shorter-distance flights at lower price points relative to traditional charter services and have begun the regulatory approval process to operate in Canada, Mexico and the Caribbean.

Business Strategy

Our business strategy is to become a leading medical device company in the field of cardiac electrophysiology. We are dedicated to developing and delivering electrophysiology products to provide patients, hospitals, and physicians with novel technologies and solutions to improve the lives of patients with cardiac arrhythmias. We aim to establish VIVO as an integral tool used by cardiac electrophysiologists during ablation treatment of ventricular arrhythmias by reducing procedure time, patient complications and increasing procedural success.

However, to attract capital to fund our operating losses while we pursue this strategy, we have also adopted a holding company structure within which we house and operate our FLYTE private aviation charter business, which has the potential to quickly grow into a profitable subsidiary. FLYTE is a technology-enabled regional air mobility company operating a growing fleet of Cirrus Vision Jets. Focused on high frequency, short haul markets, FLYTE provides a faster, safer, and more efficient alternative to commercial and existing private charter air travel. Flight operations are conducted through FLYTE’s wholly owned subsidiary, Ponderosa Air, LLC, an FAA certified Part 135 air carrier. With certified aircraft, active revenue generating operations, and scalable fleet expansion underway, FLYTE is seeking to build a disciplined, asset-backed aviation infrastructure designed to serve underserved regional markets.

Recent Developments

February and March 2026 Private Placement

On February 6, 2026, we entered into a Securities Purchase Agreement (the "February 2026 SPA") with certain accredited investors for a private placement financing and issued an aggregate of (i) 392,608 shares of our common stock, par value $0.0001 per share, at a per share purchase price of $1.43 and (ii) 1,617 shares of newly designated Series C-1 Convertible Preferred Stock par value $0.0001 per share and a stated value of $1,000 per share, for gross proceeds of $2.2 million before deducting direct and incremental offering expenses of $0.2 million. The investors agreed to purchase newly designated Series C-2 and Series C-3 Convertible Preferred Stock, par value $0.0001 per share and stated values of $1,000 per share, under additional closings for aggregate gross proceeds of $1.6 million (the "Second Tranche" and "Third Tranche").

On March 9, 2026, we entered into an additional Securities Purchase Agreement (the “March 2026 SPA”) with certain accredited investors for a private placement financing pursuant to which the investors agreed to purchase 1,853 shares of Series C-1 Convertible Preferred Stock for aggregate gross proceeds of $1.9 million before deducting $0.1 million in issuance costs. The investors agreed to purchase newly designated Series C-2 and Series C-3 Convertible Preferred Stock under additional closings for aggregate gross proceeds of $1.9 million  (the "Second Tranche" and "Third Tranche").

Pursuant to the February and March 2026 SPAs, the additional closings are subject to certain closing conditions, including stockholder approval to issue shares of common stock in excess of 19.99% of our issued and outstanding shares of common stock and to effect a reverse stock split ("Stockholder Approval”) and, solely with respect to the closing of the Series C-3 Convertible Preferred Stock, declaration of the effectiveness of the Registration Statement filed for the resale of the common stock underlying the Series C-1, C-2, and C-3 Convertible Preferred Stock. The investors also have the right, but not the obligation, to purchase up to an aggregate of $39.2 million of Series C-4 Convertible Preferred Stock (collectively with the Series C-1, Series C-2, and Series C-3 Convertible Preferred Stock, the “Series C Convertible Preferred Stock”), par value $0.0001 per share and stated value of $1,000 per share, in one or more closings (the "Fourth Tranche").

Subject to certain limitations described below, the Series C-1 Convertible Preferred Stock was convertible into shares of our common stock at the option of the holder at an initial conversion price of $1.43 per share, subject to adjustment in certain circumstances as set forth in the Certificate of Designations. Following the date that the registration statement filed pursuant to the related registration rights agreement is first declared effective by the Securities and Exchange Commission (the “Effective Date”) and the Stockholder Approval Date, the conversion price is reduced to the lower of (i) the conversion price in effect immediately prior to the Effective Date and (ii) 80% of the Applicable Price on such date. In each case, the conversion price is subject to a floor price of $0.35, unless waived by us in our sole discretion. In the event of a stock dividend, reverse stock split, stock combination, reclassification or similar event affecting our common stock, the conversion price shall be adjusted based on the number of shares of common stock outstanding immediately before and after such event. The conversion of the Series C-1 Convertible Preferred Stock is subject to stockholder approval and certain beneficial ownership limitations. Prior to the Stockholder Approval Date, the Series C-1 Convertible Preferred Stock may only be converted into shares of common stock up to the maximum amount permitted under applicable exchange rules.

The initial conversion price of the Series C-1 Convertible Preferred Stock was automatically lowered to $0.883 per share on April 15, 2025, the Stockholder Approval Date, and to $0.632 on July 10, 2026, the Effective Date, in accordance with the terms and conditions set forth in the Certificate of Designation.

See Note 13, Equity Offerings and Note 14, Preferred Stock in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on the Series C Convertible Preferred Stock issued in connection with the February and March 2026 SPAs.

Modification of Existing Warrants and Series B Convertible Preferred Stock

On February 6, 2026, the Company agreed to lower the exercise price of existing warrants and the conversion price of the Series B Convertible Preferred Stock to $1.78 per share as consideration for exercising the existing warrants and converting the Series B Convertible Preferred Stock, resulting in aggregate proceeds of $0.4 million.

On June 23, 2026, the Company agreed to further lower the conversion price of the Series B Convertible Preferred Stock to $1.43. This led to the conversion of 1,311 shares of Series B Convertible Preferred Stock into 916,998 shares of common stock through June 30, 2026. On July 29, 2026 the Company entered into a letter agreement with the holders of the Series B Convertible Preferred Stock to repurchase the remaining 321 shares of Series B Convertible Preferred Stock for a total of $321 thousand. The repurchase was finalized on July 30, 2026 and the outstanding Series B Convertible Preferred Stock was cancelled.

See Note 13, Equity Offerings and Note 20, Subsequent Events in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on the February 2026 Letter Agreement.

FLYTE Acquisition

As discussed above, we own 100% of the issued and outstanding common stock of FLYTE common stock and 100% of the membership interests of Ponderosa as of March 9, 2026.

FLYTE is a technology-powered, private air transportation company. Founded in August 2018, FLYTE’s mission is to make private air travel a passenger-first, more inclusive and accessible mode of transportation, made possible through properly applied technology, use of more conveniently located existing infrastructure and operational efficiencies. FLYTE provides two distinct air travel services: Flyte Hops and Luxe. Flyte Hops operates short-haul charter routes using its own fleet of leased Cirrus Vision jets flown by pilots that are full-time employees of Flyte. Flyte manages marketing, customer booking, flight scheduling, and pricing, collects payment, purchases jet fuel, files the flight plan, uses its own aircraft flown by its own pilots to fly the customers, and maintains all necessary FAA certifications. Flyte Luxe matches passengers seeking airplanes larger than the Cirrus Vision or with longer range with appropriate 3rd party aircraft and crews, providing private aviation coordination and bespoke travel experiences. We believe FLYTE is positioned to compete with operators focused on the emerging urban air mobility (“UAM”), regional air mobility (“RAM”) and advanced air mobility (“AAM”) markets, each of which is likely to consist primarily of short-range electric-powered aircraft using short take-off and vertical take-off and landing technology.

The financial results of FLYTE are included in our unaudited condensed consolidated financial statements from March 10, 2026 through March 31, 2026. As a result, the consolidated results of operations for the three and six months ended June 30, 2026 reflect a full quarter and approximately four months of contribution from FLYTE, respectively. The comparative consolidated results of operations for the three and six months ended June 30, 2025 do not include any results of FLYTE. Investors are cautioned that period-over-period comparisons of our consolidated results of operations are not directly comparable as a result of the Acquisition.

Additional information regarding the FLYTE acquisition is set forth in our Current Report on Form 8-K filed with the SEC on February 6, 2026 and March 9, 2026 and in Note 3 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Issuance of Series D Convertible Preferred Stock

On April 20, 2026, in connection with the Company’s acquisition of FLYTE, we issued 5,250 and 5,778 shares of our newly designated Series D Convertible Preferred Stock to SEG Jets and Creatd, respectively.

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

The initial conversion price of the Series D Convertible Preferred Stock was automatically lowered to $0.79 per share on July 10, 2026, the Effective Date, in accordance with the terms and conditions set forth in the Certificate of Designation.

See Note 14, Preferred Stock in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information over the Series D Convertible Preferred Stock issued in connection with the FLYTE acquisition.

Issuance of Series C-2, C-3 and C-4 Convertible Preferred Stock

On April 21, 2026, pursuant to the February and March 2026 SPAs, we issued an aggregate of 3,470 shares of our newly designated Series C-2 Convertible Preferred Stock for aggregate gross proceeds of $3.5 million, and net proceeds of approximately $3.2 million after deducting transaction costs of approximately $0.3 million. The Series C-2 Convertible Preferred Stock was convertible into shares of our common stock at the option of the holder at an initial conversion price of $0.883 per share. Except for the initial conversion price and the automatic reduction in conversion price upon the Stockholder Approval Date, the Series C-2 Convertible Preferred Stock has the same conversion features as the Series C-1 Convertible Preferred Stock discussed above. Accordingly, the initial conversion price for the Series C-2 Convertible Preferred Stock was automatically lowered to $0.632 per share on July 10, 2026, the Effective Date, in accordance with the terms and conditions set forth in the Certificate of Designation.

On July 15, 2026, pursuant to the February and March 2026 SPAs, we issued an aggregate of 3,470 shares of our newly designated Series C-3 Convertible Preferred Stock for aggregate gross proceeds of $3.5 million. In connection with the issuance, we incurred direct offering costs of approximately $267 thousand. The Series C-3 Convertible Preferred Stock is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $0.632 per share.

On July 30, 2026, pursuant to the March 2026 SPAs, we issued an aggregate of 2,821 shares of the Company’s newly designated Series C-4 Convertible Preferred Stock for aggregate gross proceeds of $2.8 million. In connection with the issuance, we incurred direct offering costs of approximately $193 thousand. The Series C-4 Convertible Preferred Stock is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $0.035 per share.

Except for the initial conversion price and the automatic reduction in conversion price upon Stockholder Approval Date and Effective Date, the Series C-3 and Series C-4 Convertible Preferred Stock have the same conversion features as the Series C-1 Convertible Preferred Stock discussed above.

See Note 14, Preferred Stock and Note 20, Subsequent Events in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on the Series C Convertible Preferred Stock issued in connection with the February and March 2026 SPAs.

Settlement of Convertible Notes Payable

On June 22, 2026, we early settled the convertible notes payable with an outstanding balance of $0.3 million by paying $0.4 million in cash. The Company recognized a loss on debt extinguishment of $0.1 million in the condensed consolidated statements of operations included elsewhere in this Quarterly Report.

See Note 9, Notes Payable in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Bridge Notes

From January 12 through June 5, 2026, the Company issued several short-term promissory notes with an aggregate principal of $2.8 million (collectively, the “Bridge Notes”), of which $0.4 million was issued to FatBoy Capital, LP, a related party. The Bridge Notes bear interest at 12% per annum, had original maturity dates ranging from February 10 through July 5, 2026, and are prepayable at any time without penalty or premium. Amounts not paid when due bear interest at 18% per annum.

The $480 thousand Bridge Note issued to SEG Opportunity Fund, LLC on May 18, 2026 matured on June 18, 2026 and remained outstanding as of June 30, 2026. Accordingly, the note was in default and accrued interest at the default rate of 18% per annum following its maturity. No other Bridge Notes were in default as of June 30, 2026.

See Note 9, Notes Payable in the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Components of our Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Product Revenues

Our current activities primarily relate to the design, manufacture and sale of new and innovative medical technologies in the field of cardiac electrophysiology and private aviation charter services. Our two primary products under the cardiac electrophysiology segment are (i) the VIVO System and (ii) the LockeT device.

The VIVO System provides 3D cardiac mapping to aid with localizing the sites of origin of idiopathic ventricular arrhythmias in patients with structurally normal hearts prior to electrophysiology studies. Customers also have the option to purchase software upgrades in advance at contract inception. We invoice the customer for VIVO System and related software upgrade services after physical possession and control of VIVO System has been transferred. Subsequent renewals for software upgrade services are invoiced at inception of the renewed term. The timing of payment for the corresponding invoices depends on the credit terms identified in each contract. We recognize revenues for VIVO System at the point in time that the product is delivered to the customer. We recognize revenues for software upgrade services evenly over time over the term of the contract. We did not recognize any revenues for software upgrade services for the three and six months ended June 30, 2026 and 2025.

LockeT is a suture retention device indicated for wound healing by distributing suture tension over a larger area in the patient in conjunction with a figure of eight suture closure. We recognize sales of LockeT at the point in time that the product is delivered to the customer.

We are a business that has operations within and outside of the United States. During the three and six months ended June 30, 2026, approximately 22% and 30% of our product sales were derived from customers outside of the United States, respectively. During the three and six months ended June 30, 2025, approximately 18% and 13% of our product sales were derived from customers outside of the United States, respectively.

Service Revenues

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

During the three and six months ended June 30, 2026, 100% of our service revenue was derived from customers inside of the United States. The Company did not recognize any service revenue during the three and six months ended June 30, 2025.

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

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The following table sets forth the results of the Company's operations for the periods presented (in thousands):

	For the Three Months Ended June 30, 2026			For the Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues:
Product revenue	$270	$212	$58	$518	$355	$163
Service revenue, net	749	—	749	933	—	933
Total revenues	1,019	212	807	1,451	355	1,096

Cost of revenues:
Cost of product revenue	22	14	8	53	25	28
Cost of service revenue	899	—	899	910	—	910
Total cost of revenues	921	14	907	963	25	938

Selling, general and administrative expenses	3,911	2,881	1,030	6,470	6,366	104
Research and development expenses	142	155	(13)	291	258	33
Acquired in-process research and development expenses	—	1,848	(1,848)	—	1,967	(1,967)
Change in fair value of royalties payable due to related parties	—	(1,667)	1,667	—	(2,830)	2,830
Change in fair value of minority equity interest	—	—	-	(2,302)	—	(2,302)
Change in fair value of deferred consideration	318	—	318	3,195	—	3,195
Loss on debt extinguishment	(105)	—	(105)	(105)	—	(105)
Unrealized gains and losses, net	378	—	378	378	—	378
Other expense, net (1)	(254)	(55)	(199)	(376)	(86)	(290)
Income tax benefit	(312)	(950)	638	(487)	(1,674)	1,187

(1)          Constitutes the operating activities within other income (expense), net in the condensed consolidated statements of operations, except for the change in fair value of royalties payable due to related parties, change in fair value of minority equity interest, change in fair value of deferred consideration, loss on debt extinguishment and unrealized gains and losses, net that are presented separately in the table above.

Revenues

The increase in product revenue of approximately $58 thousand for the three months ended June 30, 2026 as compared to the corresponding period in the prior year was due to an increase of $75 thousand in LockeT sales, partially offset by a $17 thousand decrease in VIVO System sales due to fewer customers. The increase in product revenue of approximately $163 thousand for the six months ended June 30, 2026 as compared to the corresponding period in the prior year was due to an increase of $121 thousand and $42 thousand in LockeT and VIVO System sales, respectively. The increase in LockeT sales is primarily the result of additional domestic customers as well as an increase in international sales. The increase in VIVO System sales was primarily due to growth in international sales resulting from expanded sales efforts.

The increase in service revenue of approximately $749 thousand and $933 thousand for the three and six months ended June 30, 2026 respectively, as compared to the corresponding periods in the prior year was due to the acquisition of FLYTE during the period, which contributed to an additional revenue stream from the private aviation charter services

Cost of revenues

The increase in cost of revenues of approximately $1.0 million and $1.1 million for the three and six months ended June 30, 2026, as compared to the corresponding periods in the prior year was primarily due to an increase in cost of service revenues of $1.0 million and $1.1 million associated with the increase in private charter aviation services, respectively.

Selling, general and administrative expenses

The increase in selling, general and administrative expenses of approximately $0.9 million for the three months ended June 30, 2026 as compared to the corresponding period in the prior year primarily relates to an increase of $0.8 million in professional fees, such as accounting, audit, and legal fees, and $0.1 million in investor relations and SEC fees incurred in connection with the FLYTE acquisition as well as other transactions completed in the period, such as the February and March 2026 SPAs. In addition, there was an increase of $0.2 million in advertising and marketing expenses related to the newly acquired private charter aviation services. The increase in selling, general and administrative expenses was partially offset by a decrease of $0.4 million in salaries and benefits due to a reduction in overall head count and a restructuring of sales compensation.

The decrease in selling, general and administrative expenses of approximately $0.1 million for the six months ended June 30, 2026 as compared to the corresponding period in the prior year was due to a decrease of $0.9 million in salaries and benefits due to a reduction in overall headcount and a restructuring of sales compensation. The decrease is partially offset by an increase of $0.7 million in professional fees incurred in connection with the FLYTE acquisition and other transactions completed in the period and an increase of $0.2 million in advertising and marketing expenses related to the newly acquired private charter aviation services.

Research and development expenses

The decrease in research and development expenses of approximately $13 thousand for the three months ended June 30, 2026, as compared to the corresponding period in the prior year, was primarily due to a decrease in research grants partially offset by an increase in professional fees that related to third-party consulting for VIVO software upgrades and the development of a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue. The increase in research and development expenses of approximately $33 thousand for the six months ended June 30, 2026, as compared to the corresponding period in the prior year, was primarily due to an increase in professional fees of $92 thousand related to third-party consulting for VIVO software upgrades and the development of a system that interfaces with implanted cardiac devices to enable improved pre-ablation mapping and more precise localization of arrhythmogenic tissue, partially offset by a decrease of $66 thousands in research grants.

Acquired in-process research and development expenses

We did not incur any acquired in-process research and development expenses during the three and six months ended June 30, 2026.

The decrease in acquired in-process research and development expenses of approximately $1.9 million and $2.0 million for the three and six months ended June 30, 2026, respectively, as compared the corresponding periods in the prior year primarily relates to the two asset acquisitions completed in 2025. On January 24, 2025, we acquired 100% of the membership interests of Perikard, LLC, which was accounted for as an asset acquisition consisting primarily of a single patent for pericardial access technology. The patent was determined to be IPR&D with no alternative future use, and accordingly, we recognized $0.1 million as acquired in-process research and development in the condensed consolidated statements of operations for the three months ended March 31, 2025. On May 5, 2025, we acquired certain assets primarily related to Cardionomic’s CPNS System, which were deemed to be IPR&D assets with no alternative future use. Accordingly, we recognized $1.9 million, consisting of $0.3 million in stock consideration, $1.3 million in note payable, and $0.3 million in direct transaction costs, as acquired in-process research and development in the condensed consolidated statements of operations for the three and six months ended June 30, 2025.

Change in fair value of royalties payable due to related parties

At each reporting period, the fair value of the royalties payable due to related parties is calculated using the discounted cash flow method. During the   six months ended June 30, 2026 , we did not record a change in fair value of royalties payable due to related parties as there was no triggering event. As a result, the change in fair value of royalties payable due to related parties decreased approximately by $1.7  million and $2.8 million for the three and six months ended June 30, 2026  respectively, as compared to the corresponding period in the prior year.

Change in fair value of minority equity interest

The decrease of $2.3 million during the six months ended June 30, 2026 represents the change in fair value of our initial minority equity interest of 19.98% in FLYTE from $5.2 million as of February 6, 2026 to $2.9 million as of March 9, 2026, the date we acquired a controlling equity interest in FLYTE. The fair value of the investment was determined based on the implied transaction value of FLYTE, which was derived from the purchase price paid to acquire the remaining 80.02% interest in FLYTE.

Change in fair value of deferred consideration

At each reporting period, the fair value of the deferred consideration payable incurred for our controlling equity interest in FLYTE is remeasured. The increase of $0.3 million and $3.2 million in the change in fair value of deferred consideration for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year, is due to the remeasurement and gain recorded in each respective period.

Loss on debt extinguishment

In June 22, 2026, we prepaid the outstanding balance of the convertible notes payable of $0.3 million by paying $0.4 million in cash. As a result, we recognized a loss on debt extinguishment of $0.1 million for the three and six months ended June 30, 2026

Unrealized gains and losses, net

In June 2026, we invested $1.0 million in shares of common stock of Volato Group, Inc. and flyExclusive, Inc., which had an estimated fair value of $1.5 million on the day of settlement. We recognized gains of approximately $458 thousand on the day of settlement, which was subsequently partially offset by $0.1 million in unrealized and realized losses for the three and six months ended June 30, 2026

We did not have any similar investments in the three and six months ended June 30, 2025.

Other expenses, net

The increase in other income expense, net of $199 thousand and $290 thousand for the three and six months ended June 30, 2026 respectively, as compared to the corresponding periods in the prior year, primarily relates to an increase in interest expense of $139 thousand incurred in connection with the note payable issued by Cardionomix on May 5, 2025, the short-term note payables issued by KardioNav on July 11, 2025, and the assumed notes in relation to the FLYTE Acquisition as well as an increase in fair value of the deferred stock issuance payable of $46 thousand. On June 28, 2026, we received advanced proceeds of $0.6 million from an investor in exchange for the future issuance of the Series C-3 Convertible Preferred Stock pursuant to the February and March 2026 SPAs. The advanced proceeds were recorded as a deferred stock issuance payable that was subject to remeasurement as of June 30, 2026.

We did not incur interest expense on the above notes nor any changes in fair value of the deferred stock issuance payable for the three and six months ended June 30, 2026.

Income tax benefit

The decrease in income tax benefit of approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2026, as compared to the corresponding periods in the prior year primarily relates to changes in the estimated amount of net operating losses that are not subject to limitations under Section 382 of the Internal Revenue Code.

Liquidity and capital resources

As of June 30, 2026, we had cash and cash equivalents of $0.6 million and an accumulated deficit of $314.5 million. For the six months ended June 30, 2026, net cash used in operating activities was $5.7 million. We have incurred recurring net losses from operations and negative cash flows from operating activities since inception.

In February and March 2026, we raised gross proceeds of $3.8 million in connection with the February and March 2026 SPAs. We also raised gross proceeds of $0.4 million through the induced exercise of certain existing warrants and conversion of the Series B Convertible Preferred Stock. In April 2026, we raised gross proceeds of $3.5 million in connection with the Second Tranche of the February 2026 and March 2026 SPAs. In addition, in July 2026, we raised gross proceeds of $3.5 million in connection with the Third Tranche of the February and March 2026 SPAs and $2.8 million in connection with the Fourth Tranche of the March 2026 SPA.

As a result of the FLYTE Acquisition, we paid $0.8 million in cash at closing to Creatd and issued a promissory note with a principal amount of $5.0 million and an interest rate of 0% per annum to Creatd. In addition, during the six-month period ended June 30, 2026, we also issued several Bridge Notes with an aggregate principal balance of approximately $2.8 million and interest rates of 12% per annum. We settled $0.6 million of the Bridge Notes, such that $2.2 million of the Bridge Notes remain outstanding as of June 30, 2026.

We used some of the proceeds from the Bridge Notes to settle the convertible notes payable for $0.4 million and recorded a loss on debt extinguishment of $0.1 million for the three and six months ended June 30, 2026. We further invested $1.0 million in shares of common stock of Volato Group, Inc. and flyExclusive, Inc., which are publicly traded on the NYSE and had a value of $1.1 million as of June 30, 2026.

We expect operating losses and negative cash flows to continue for the foreseeable future unless our sales and gross profit increase sufficiently to cover our operating expenses. We expect our current operating expenses to remain relatively fixed for the near term, absent entering into a transformative strategic transaction. We believe that our cash on hand of $2.1 million as of August 11, 2026 will not be sufficient to fund our current operations. Further, we have outstanding short-term notes that will become due and payable within the next twelve months, including the May Bridge Notes that are past due as of June 30, 2026 and the June Bridge Notes that are due in July 2026, the notes payable of variable interest entities due to related parties that are due in July 2026, the notes payable issued to Creatd with monthly installment payments due through December 2026, and Assumed Notes acquired in the Flyte Acquisition that are past due.

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

As noted above, as of June 30, 2026, we have debt obligations due within the next twelve months. If we are unable to refinance or extend these obligations prior to maturity, we will be required to repay them from cash on hand or from proceeds of additional financing, which may not be available on acceptable terms or at all.

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

As a result of these factors, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the condensed consolidated financial statements for the quarter ended June 30, 2026 are issued. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should we be unable to continue as a going concern and the outcome of this uncertainty.

Cash Flows for the Six Months Ended June 30, 2026 and 2025 (in thousands)

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(5,657)	$(4,601)
Investing activities	(2,152)	(23)
Financing activities	8,364	2,589
Net change in cash and cash equivalents	$555	$(2,035)

Net cash used in operating activities

During the six months ended June 30, 2026, net cash used in operating activities of $5.7 million primarily related to the net loss of $5.0 million, a decrease in change in fair value of deferred consideration of $3.2 million, an increase in change in fair value of minority equity interest of $2.3 million, and a decrease in operating assets and liabilities of $0.6 million. This was partially offset by non-cash adjustments related to depreciation and amortization of $0.8 million.

During the six months ended June 30, 2025, net cash used in operating activities of $4.6 million primarily related to the net loss of $9.5 million. This was partially offset by non-cash adjustments related change in fair value of royalties payable due to related parties of $2.8 million, acquired in-process research and development of $2.0 million, and depreciation and amortization of $1.0 million.

Net cash used in investing activities

During the six months ended June 30, 2026, net cash used in investing activities of $2.2 million primarily related to the FLYTE acquisition of $1.2 million and the purchase of $1.0 million of marketable securities from Volato.

During the six months ended June 30, 2025, net cash used in investing activities of $23 thousand consisted of purchases of property and equipment of $17 thousand, and purchases of acquired in-process research and development of $6 thousand.

Net cash provided by financing activities

During the six months ended June 30, 2026, net cash provided by financing activities of $8.4 million consisted of net proceeds from issuance of common stock and other equity-classified contracts of $6.9 million, proceeds from notes payable of $2.8 million, proceeds from deferred stock issuance payable of $0.6 million, and proceeds from the exercise of warrants of $0.4 million, partially offset by $2.4 million in payments on notes payable.

During the six months ended June 30, 2025, net cash provided by financing activities of $2.6 million primarily consisted of proceeds from issuance of common stock and other equity-classified contracts of $2.7 million, partially offset by $0.1 million in payments on notes payable.

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

The Company’s Critical Accounting Estimates

The information set forth below relates to our critical accounting policies and estimates. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. Our estimates are based on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used. However, we do not believe that actual results will deviate materially from our estimates related to our accounting policies described below but, because application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, actual results could differ materially from these estimates. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.

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

In addition, we regularly evaluate estimates and assumptions related to business combinations, including the determination of the purchase price and related allocations to the fair value of assets acquired and liabilities assumed, provisions for legal contingencies, income taxes, deferred income tax asset valuation allowances, valuation of warranties liabilities, royalties payable due to related parties, share based compensation, evaluation of impairment of long-lived assets and goodwill, valuation of long-lived assets and their associated estimated useful lives, and revenues. Our estimates are based on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

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

The fair value measurement of royalties payable due to related parties includes significant unobservable inputs that are not supported by any market data. Royalties payable due to related parties equal the present value of estimated future royalty payments. We apply an internally developed, revenue adjusted discount rate (“RADR”) to discount back the forecasted royalty payments. The RADR is based on the Company’s weighted average cost of capital (“WACC”) adjusted for the product revenue’s risk profile. The risk-free rate used to determine the cost of equity for the RADR is adjusted to be commensurate with the term of the royalty agreements. Furthermore, the Beta and Risk Premium used to determine the cost of equity are also adjusted to reflect the product revenue's volatility. All other inputs for the RADR and our WACC are the same. The RADR was 19.5% as of June 30, 2026 and December 31, 2025.

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

The convertible notes payable were fully settled and paid off as of June 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman of the Board and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2026. Our objective in designing our disclosure controls and procedures is that they provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Our independent registered public account firm, WithumSmith+Brown, PC ("Withum"), is not required to and has not issued an attestation report as of June 30, 2026, because we are not an "accelerated filer" or a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026 and as noted elsewhere in this Form 10-Q, the Company completed the acquisition of FLYTE. The Company has elected to exclude FLYTE from management's assessment of internal control over financial reporting for the period from the acquisition date through June 30, 2026, and intends to integrate FLYTE into the Company's internal control over financial reporting during the year following the acquisition.

Except for the matters set forth above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended, and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks relating to dilution from our convertible preferred stock

●

Conversion of our outstanding Series B, Series C-1, Series C-2, Series C-4, Series C-4, Series D and Series J Convertible Preferred Stock could result in substantial dilution to our existing common stockholders.

●

The issuance and conversion of additional Series C-4 Convertible Preferred Stock under our existing Securities Purchase Agreements could result in extraordinary additional dilution to our existing common stockholders.

●

The conversion price of each of our Series C-1, Series C-2, Series C-3, Series C-4 and Series D Convertible Preferred Stock was subject to a floor that we may waive in our sole discretion, which we elected to do on August 10, 2026, and reduced the conversion price of all outstanding shares of Series C-1, Series C-2, Series C-3, Series C-4 and Series D to $0.23 and such reduction will likely substantially increase the additional dilution to our existing common stockholders.

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

As of the date of this Form 10-Q, we have outstanding the following series of our convertible preferred stock, each with a stated value of $1,000 per share, that are convertible into shares of our common stock:

●

1,610.48 shares of our Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred”), issued pursuant to the Securities Purchase Agreements that we entered into on February 6, 2026 and March 9, 2026 (the “Series C Purchase Agreements”);

●	2,031 shares of our Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”), issued on April 21, 2026 pursuant to the Series C Purchase Agreements;
●	2,740 shares of our Series C-3 Convertible Preferred Stock (the "Series C-3 Preferred"), issued on July 13, 2026 pursuant to the Series C Purchase Agreements;
●	6,821 shares of our Series C-4 Convertible Preferred Stock (the "Series C-4 Preferred"), issued on July 30, 2026 and August 14, 2026 pursuant to the Series C Purchase Agreement;
●

7,488 shares of our Series D Convertible Preferred Stock (the “Series D Preferred”), of which 5,250 shares were issued on April 20, 2026 to SEG Jets in partial consideration for our acquisition of an initial 19.98% interest in FLYTE and 5,778 shares were issued on April 20, 2026 to Creatd, Inc. (“Creatd”) in partial consideration for our acquisition of the remaining 80.02% interest in FLYTE and 100% of the membership interests of Ponderosa Air, LLC; and

●

9,489.488 shares of our Series J Convertible Preferred Stock (the “Series J Preferred”), issued on December 31, 2025 to David A. Jenkins, our Executive Chairman of the Board and Chief Executive Officer, and to FatBoy Capital, L.P., an entity controlled by Mr. Jenkins, in exchange for the termination of certain royalty rights.

The conversion price of each of the Series C-1 Preferred, Series C-2 Preferred, Series C-3 Preferred, Series C-4 Preferred and Series D Preferred is variable and is subject to downward adjustment based on the trading price of our common stock at specified dates following the effectiveness of the resale registration statement filed pursuant to the related registration rights agreements. In each case, the conversion price is subject to a floor of $0.35 per share, which we may waive at our sole discretion and which we elected to waive on August 10, 2026, and reduced the conversion price of all outstanding shares of Series C-1, Series C-2, Series C-3, Series C-4 and Series D to $0.23.  The conversion price of the Series J Preferred is fixed at $1.56 per share, subject to customary anti-dilution adjustments.

Assuming conversion at $0.23 (in the case of the Series C-1, Series C-2, Series C-3, Series C-4 and Series D Preferred) and at the applicable fixed conversion price (in the case of the Series J Preferred), our issued and outstanding shares of convertible preferred stock would convert into an aggregate of approximately 96,041,615 shares of our common stock, consisting of:

●	approximately 7,002,087 shares issuable upon conversion of the Series C-1 Preferred;
●	approximately 8,830,435 shares issuable upon conversion of the Series C-2 Preferred;
●	approximately 11,913,044 shares issuable upon conversion of the Series C-3 Preferred;
●	approximately 29,656,522 shares issuable upon conversion of the Series C-4 Preferred;
●	approximately 32,556,522 shares issuable upon conversion of the Series D Preferred; and
●	approximately 6,083,005 shares issuable upon conversion of the Series J Preferred.

As of August 10, 2026, we had 14,391,944 shares of our common stock outstanding. The aggregate number of shares of common stock issuable upon conversion of our issued and outstanding shares of convertible preferred stock as described above would represent approximately 6,673% of our common stock outstanding as of August 10, 2026, or, on a post-conversion basis, would result in the dilution of our existing common stockholders to less than approximately 13.0% of our post-conversion outstanding common stock. If we were to further lower the $0.23 conversion price with respect to any of the Series C-1 Preferred, the Series C-2 Preferred, the Series C-3 Preferred, the Series C-4 Preferred or the Series D Preferred, the number of shares of common stock issuable upon conversion of those securities could be substantially greater than the amounts above.

Conversion of the Series C-1 Preferred, the Series C-2 Preferred, the Series C-3 Preferred, the Series C-4 Preferred, the Series D Preferred and the Series J Preferred is also subject to customary beneficial ownership limitations applicable to each holder, which limit individual holders' as-converted ownership to specified thresholds (typically 4.99% or 9.99%) but do not limit the aggregate amount of common stock that may be issued upon conversion to all holders. Therefore, the beneficial ownership limitations do not constrain the aggregate dilution described above.

The market price of our common stock has been, and may continue to be, volatile. A sustained decline in our share price prior to the conversion of the Series C-1 Preferred, the Series C-2 Preferred, the Series C-3 Preferred, the Series C-4 Preferred or the Series D Preferred would significantly increase the number of shares issuable upon conversion of those securities, up to the limit imposed by the $0.35 floor, which we may waive in our sole discretion and which we elected to waive on August 10, 2026, and reduced the conversion price of all outstanding shares of Series C-1, Series C-2, Series C-3, Series C-4 and Series D to $0.23.  Any such conversion would dilute the voting power and economic interests of our existing common stockholders.

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

In addition to the shares of convertible preferred stock currently outstanding, the Series C Purchase Agreements provide for additional issuances of our convertible preferred stock, as follows:

●

Series C-4 Preferred Stock. The investors in the Series C Purchase Agreements may elect in their sole discretion to purchase up to an aggregate of $70,179,000.00 of newly designated Series C-4 Convertible Preferred Stock (the “Series C-4 Preferred”), with a stated value of $1,000 per share, in one or more closings.

The conversion price of each of the Series C-4 Preferred is subject to adjustment in a manner substantially similar to the Series C-1 Preferred, the Series C-2 Preferred and the Series C-3 Preferred including a $0.35 floor that we may waive in our sole discretion and which we elected to waive on August 10, 2026, and reduced the conversion price of all outstanding shares of Series C-1, Series C-2, Series C-3, Series C-4 and Series D to $0.23. See Note 13 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the terms of the Series C-4 Preferred.

Assuming all the maximum amount of the Series C-4 Preferred are issued, and assuming conversion of each at the $0.023 conversion price, the Series C-4 Preferred would convert into an aggregate of approximately 305,126,087 shares of our common stock. Together with the shares of common stock that would be issued upon conversion of our currently outstanding Series C-1 Preferred, Series C-2 Preferred, Series C-3 Preferred, Series C-4 Preferred, Series D Preferred and Series J Preferred (as described in the preceding risk factor), the aggregate number of shares of common stock that could be issued upon conversion of all such securities at the relevant conversion prices would be approximately 401,167,702 shares.

As of August 10, 2026, we had 14,391,944 shares of common stock outstanding. The aggregate number of shares of common stock issuable upon conversion of all of our existing and potential future shares of convertible preferred stock described above would represent approximately 27,874% of our common stock outstanding as of August 10, 2026, or, on a post-conversion basis, would result in the dilution of our existing common stockholders to less than approximately 3.6% of our post-conversion outstanding common stock.

The actual number of shares of common stock that may be issued under the Series C Purchase Agreements could be higher than the amounts set forth above if we waive the $0.35 floor in our sole discretion, which we may do at any time and which we elected to waive on August 10, 2026, and reduced the conversion price of all outstanding shares of Series C-1, Series C-2, Series C-3, Series C-4 and Series D to $0.23. There can be no assurance that we will not further reduce the conversion price.

Whether and when these contingent issuances and conversions occur will depend on, among other things, the investors' decisions to exercise their respective rights, the satisfaction of remaining closing conditions, our ability and willingness to waive the floor or further reduce the conversion price, and the trading price of our common stock. There can be no assurance that any of these events will occur or will not occur. However, if the investors exercise the Series C-4 right in full and the conversion of all of our convertible preferred stock occurs at or near the floor, the resulting dilution to our existing common stockholders would be extraordinary, and would substantially eliminate the existing common stockholders' relative economic and voting interests in the Company. Moreover, the existence of these contingent issuance and conversion rights may itself adversely affect the trading price of our common stock, as market participants may anticipate the issuance and conversion of these securities and the resulting dilution.

We may not receive any proceeds from the Series C-4 right because exercise of that right is at the investors' option and is not within our control. As a result, we cannot rely on the Series C-4 right to fund our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by Item 701 of Regulation S-K with respect to unregistered sales of the Company's equity securities during the three months ended June 30, 2026 has been previously reported in the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 23, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38677	3.1	10/1/2018

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 11/16/20)	8-K	001-38677	3.1	11/17/2020

3.1.2A	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (effective 09/30/22)	8-K	001-38677	3.1	9/20/2022

3.1.2B	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (filed 08/01/23, effective 08/17/23)	8-K	001-38677	3.1	8/4/2023

3.1.2C	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (filed 07/11/2024, effective 07/15/2024)	8-K	001-38677	3.1	7/12/2024

3.1.2D	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 1/13/2025)	10-K	001-38677	3.1	3/31/2025

3.1.2E	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 8/15/2025)	8-K	001-38677	3.1	8/15/2025

3.1.2F	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (effective 10/17/2025)	10-Q	001-38677	3.1.3E	11/13/2025

3.1.3	Certificate of Designation of Series A Preferred Stock.	8-K	001-38677	3.2	1/13/2023

3.1.3A	Certificate of Designation of Series B Preferred Stock.	8-K	001-38677	3.1	5/13/2025

3.1.3B	Certificate of Designation of Series C-1 Preferred Stock	10-K	001-38677	3.1.3B	3/31/2026

3.1.3C	Certificate of Amendment of Certificate of Designations of Series C-1 Preferred Stock	10-K	001-38677	3.1.3C	3/31/2026

3.1.3D	Certificate of Designation of Series C-2 Preferred Stock	8-K	001-38677	3.1	4/23/2026

3.1.3E	Certificate of Designation of Series C-3 Preferred Stock	8-K	001-38677	3.1	7/15/2026

3.1.3F	Certificate of Designation of Series C-4 Preferred Stock	8-K	001-38677	3.1	7/31/2026

3.1.3G	Certificate of Designation of Series D Preferred Stock	8-K	001-38677	3.2	04/23/2026

3.1.3H	Certificate of Designation of Series J Preferred Stock	8-K	001-38677	3.1	2/12/2026

3.1.3I	Certificate of Correction of Certificate of Designation of Series J Preferred Stock	8-K	001-38677	3.2	2/12/2026

3.1.3J	Certificate of Designation of Series X Convertible Preferred Stock.	8-K	001-38677	3.1	1/13/2023

3.2.1	Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.2	10/1/2018

3.2.2	Amendment to Amended and Restated Bylaws of the Registrant.	8-K	001-38677	3.1	8/17/2022

10.1	Securities Purchase Agreement, dated February 6, 2026, by and among the Company and the investor signatory thereto	8-K	001-38677	10.1	2/6/2026

10.2	Securities Purchase Agreement, dated February 6, 2026 by and among the Company and SEG Jets LLC	8-K	001-38677	10.2	2/6/2026

10.3	Registration Rights Agreement, dated February 6, 2026 by and among the Company and the investor signatory thereto	8-K	001-38677	10.3	2/6/2026

10.4	Series J Exchange Agreement dated February 12, 2026 between the Company and David A. Jenkins	8-K	001-38677	10.1	2/12/2026

10.5	Series J Exchange Agreement dated February 12, 2026 between the Company and FatBoy Capital, L.P.	8-K	001-38677	10.2	2/12/2026

10.6	Securities Purchase Agreement, dated March 9, 2026, by and among the Company and the investors signatory thereto	8-K	001-38677	10.1	3/9/2026

10.7	Stock Purchase Agreement, dated March 9, 2026, by and among the Company and the investors signatory thereto	8-K	001-38677	10.1	3/9/2026

10.8	Registration Rights Agreement, dated March 9, 2026, by and among the investors signatory thereto	10-K	001-38677	10.14.5	3/31/2026

10.9	Secured Promissory Note dated February 27, 2025 by and between Creatd, Inc. and Marc Sellouk	10-Q	001-38677	10.9	5/18/2026

10.10	Exclusive Aircraft Dry Lease Agreement dated September 9, 2025 by and between SEG Jets, LLC and Ponderosa Air, LLC	10-Q	001-38677	10.10	5/18/2026

10.11	Exclusive Aircraft Dry Lease Agreement dated February 11, 2026 by and between SEG Jets, LLC and Ponderosa Air, LLC	10-Q	001-38677	10.11	5/18/2026

10.12	Exclusive Aircraft Dry Lease Agreement dated March 16, 2026 by and between SEG Jets, LLC and Ponderosa Air, LLC	10-Q	001-38677	10.12	5/18/2026

10.13	Form of Unsecured 10% Discount Convertible Note by and among Flewber Global, Inc. and the holders thereto	10-Q	001-38677	10.13	5/18/2026

10.14	Form of Unsecured Convertible Note by and among Flewber Global, Inc. and the holders thereto	10-Q	001-38677	10.14	5/18/2026

10.15	Form of Unsecured Subordinated Promissory Note by and among Flewber Global, Inc. and the holders thereto	10-Q	001-38677	10.15	5/18/2026

10.16	Securities Purchase Agreement, dated as of June 7, 2026, by and between Volato Group, Inc. and Catheter Precision, Inc.	8-K	001-38677	10.1	6/8/2026

10.17	Registration Rights Agreement, dated as of June 7, 2026, by and between Volato Group, Inc. and Catheter Precision, Inc.	8-K	001-38677	10.2	6/8/2026

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*@	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*@	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

CATHETER PRECISION, INC. (Registrant)

Date: August 14, 2026	By:	/s/ David A. Jenkins
David A. Jenkins Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Philip Anderson
Philip Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)